Form 10QSB
period 1996-03-31
RSI SYSTEMS INC/MN
filed 1996-05-15
CIK 936130

7400 Metro Blvd., Suite 475
Minneapolis, MN 55439
(612) 896-3020

May 15, 1996

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Form 10-QSB

The following EDGAR filing is RSI Systems, Inc.'s third quarter fiscal 1996 Form 10-QSB pursuant to applicable provisions of the Securities and Exchange Act of 1934. The report covers the quarter ended March 31, 1996.

Very truly yours,

RSI SYSTEMS, INC.

William J. Brummond
Chief Financial Officer

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.


                         Commission File Number 0-27106

                                RSI SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


            Minnesota                                           41-1767211
 (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

7400 Metro Blvd., Suite 475, Minneapolis, Minnesota              55439
     (Address of principal executive offices)                  (Zip Code)

                                 (612) 896-3020
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__     NO _____

The Company had 3,248,515 shares of Common Stock, $.01 par value per share, outstanding as of May 13, 1996.




                                RSI SYSTEMS, INC.

                                      INDEX

                                                                           Page

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets - March 31, 1996 (unaudited)
                and June 30, 1995 ..........................................  3

                Consolidated Statements of Operations (unaudited) - Three
                Months and Nine Months Ended March 31, 1996 and 1995 .......  4

                Consolidated Statements of Cash Flows (unaudited) - Nine
                Months Ended March 31, 1996 and 1995 .......................  5

                Notes to Consolidated Financial Statements .................  6

        Item 2. Management's Discussion and Analysis .......................  7


PART II. OTHER INFORMATION.................................................. 10

        Signatures ......................................................... 11




                        RSI SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND JUNE 30, 1995


                                                          March 31, 1996   June 30, 1995
                                                            ------------    ------------
                      ASSETS                                (Unaudited)
Current assets:
   Cash and cash equivalents                                $  2,248,815    $     59,499
   Accounts receivable, net                                 $    242,189    $     71,358
   Inventories                                              $  2,173,710    $  1,176,304
   Prepaid expenses                                         $    207,834    $     39,917
                                                            ------------    ------------

        Total current assets                                $  4,872,548    $  1,347,078
                                                            ------------    ------------

   Furniture & equipment, net                               $    465,350    $    132,430
   Intangible assets, net                                   $     22,306    $     68,206
                                                            ------------    ------------

        Total  assets                                       $  5,360,204    $  1,547,714
                                                            ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $    333,476    $  1,196,118
   Accrued expenses                                         $     52,875    $    143,088
   Deferred revenue                                         $     14,400    $     14,400
                                                            ------------    ------------

        Total current liabilities                           $    400,751    $  1,353,606
                                                            ------------    ------------

Stockholders' equity
   Common stock, $0.1 par value, 10,000,000  shares
        authorized, 3,248,515 and 1,841,015 shares issued
        and outstanding respectively                        $     32,485    $     18,410
   Additional paid in capital                               $ 10,099,277    $  2,691,623
   Foreign currency transulation adjustment                 $      5,616    $      2,160
   Accumulated deficit                                      ($ 5,177,925)   ($ 2,518,085)
                                                            ------------    ------------

        Total stockholders' equity                          $  4,959,453    $    194,108
                                                            ------------    ------------

        Total liabilities and stockholders' equity          $  5,360,204    $  1,547,714
                                                            ============    ============




                        RSI SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31,
                            1996 AND MARCH 31, 1995

                                               Three Months    Three Months
                                                   Ended           Ended
                                              March 31, 1996  March 31, 1995
                                                -----------    -----------

Net sales                                       $   243,349    $   165,025
Cost of goods sold                              $   239,494    $   128,720
                                                -----------    -----------

      Gross profit                              $     3,855    $    36,305

Research and development                        $   264,949    $   463,086
Selling and marketing                           $   549,575    $    92,850
General and administrative                      $   238,968    $   156,300
                                                -----------    -----------

                Operating  loss                 ($1,049,637)   ($  675,931)

Other income (expense):
      Interest income (expense), net            $    41,096    ($    1,385)
                                                -----------    -----------

                Other income (expense), net     $    41,096    ($    1,385)
                                                -----------    -----------

                Net loss                        ($1,008,541)   ($  677,316)
                                                ===========    ===========

                Loss per share                  ($     0.31)   ($     0.48)
                                                -----------    -----------

      Weighted average shares and common
                share equivalents outstanding     3,248,427      1,424,704
                                                -----------    -----------


                                                Nine Months     Nine Months
                                                   Ended           Ended
                                              March 31, 1996  March 31, 1995
                                                -----------    -----------

Net sales                                       $   800,632    $   165,025
Cost of goods sold                              $   759,816    $   128,720
                                                -----------    -----------

      Gross profit                              $    40,816    $    36,305

Research and development                        $   866,562    $   956,415
Selling and marketing                           $ 1,314,227    $   130,395
General and administrative                      $   681,212    $   413,837
                                                -----------    -----------

                Operating  loss                 ($2,821,185)   ($1,464,342)

Other income (expense):
      Interest income (expense), net            $   161,498    ($    4,320)
      Other income (expense), net               ($      154)   $         0
                                                -----------    -----------

                Other income (expense), net     $   161,344    ($    4,320)
                                                -----------    -----------

                Net loss                        ($2,659,841)   ($1,468,662)
                                                ===========    ===========

                Loss per share                  ($     0.86)   ($     1.21)
                                                -----------    -----------

      Weighted average shares and common
                share equivalents outstanding     3,086,865      1,211,315
                                                -----------    -----------




                        RSI SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF
                CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED
                        MARCH 31, 1996 AND MARCH 31, 1995



                                                               Nine Months     Nine Months
                                                                  Ended           Ended
                                                              March 31, 1996  March 31, 1995
                                                                -----------    -----------
Cash flows from operating activities:
      Net loss                                                  ($2,659,841)   ($1,468,662)
      Adjustments to reconcile net loss to net
              cash used in operating activities:
           Depreciation and amortization                        $   111,410    $    54,374
           Provision for doubtful accounts                      $    46,744    $         0
           Other                                                $    21,600    $         0
           Changes in operating assets and liabilities:
              Accounts receivable                               ($  215,123)   ($   60,089)
              Inventories                                       ($  997,406)   ($  808,340)
              Other assets                                      ($  167,916)   ($   10,950)
              Accounts payable                                  ($  863,436)   $ 1,158,340
              Accrued expenses                                  ($   89,418)   $    18,313
                                                                -----------    -----------

                    Net cash used in operating activities       ($4,813,386)   ($1,117,014)
                                                                -----------    -----------

Cash flows from investing activities:
      Purchases of furniture and equipment                      ($  420,030)   ($    3,542)
                                                                -----------    -----------

                    Net cash used in investing activities       ($  420,030)   ($    3,542)
                                                                -----------    -----------

Cash flows from financing activities:
      Proceeds from issuance of common stock                      7,421,729      1,171,762
      Other                                                     $     1,003    $         0
                                                                -----------    -----------

                    Net cash provided by financing activities   $ 7,422,732    $ 1,171,762
                                                                -----------    -----------

Net change in cash                                              $ 2,189,316    $    51,206
                                                                -----------    -----------

Cash and cash equivalents, beginning of period                  $    59,499    $    23,690
                                                                -----------    -----------

Cash and cash equivalents, end of period                        $ 2,248,815    $    74,896
                                                                ===========    ===========





                        RSI SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995


1.       BASIS OF PRESENTATION:

         The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the Company's June 30, 1995 consolidated financial statements and related notes.

         The financial statements reflect all adjustments, of a normally recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods.

2.       PUBLIC OFFERING:

         Effective July 25, 1995, the Company sold 1,383,750 shares of common stock, including 183,750 shares issued upon exercise of an underwriters' over-allotment option, to the public at a price of $6.25 per share. Net proceeds to the Company from the public offering were approximately $7,400,000. The proceeds will be used to fund continued research and development, expand sales and marketing activities, purchase capital equipment and for other general corporate purposes, including working capital to finance accounts receivable and inventory.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RSI Systems, Inc., (the "Company" or "RSI") designs, develops and markets telecommunications products for videoconferencing, collaborative computing and high-speed data transfer. The Company's first product, the ERIS Visual Communications System (the "Eris System"), consisting of a peripheral device and application software, enables personal computer users to engage in "desktop conferencing" - the ability of two PC users to conduct a videoconference and simultaneously view and work on documents such as spreadsheets, diagrams or reports ("document collaboration") and transfer computer files from one user to the other.

         During the third quarter of fiscal 1996, the Company continued to concentrate on the expansion of its distribution network in the United States, Europe and selected Pacific Rim countries. This effort included exhibiting at the CeBIT computer show in Hannover, Germany. CeBIT is the world's largest computer show, in both attendance and number of exhibitors. As a result of the CeBIT exhibition, the Company signed six additional distributors for Europe. The Company also exhibited at computer shows in Australia and Singapore, resulting in three additional distributors for the Company's Pacific Rim operations.


RESULTS OF OPERATIONS

         The Company's revenue is derived from sales to distributors and OEM's who resell the Eris Systems to end users. The Company continued to devote a significant amount of time and resources during the third quarter of fiscal 1996 to establish a distribution network in the United States, Europe and selected Pacific Rim Countries.

         Net sales for the third quarter of fiscal 1996 were $243,349, compared to $165,025 for the same period of fiscal 1995. This represents a 47.5% increase in sales for the quarter over the previous year. Net sales for the nine month period ended March 31, 1996, were $800,632, compared to $165,025 for the same period in the previous fiscal year. This represents an increase of $635,607, or 385.2% over the same period of the previous year.

         During the third quarter of fiscal 1996, the Company received final ISDN certification in Malaysia, Taiwan and New Zealand . The Company also received French government approval for France's ISDN network. During the third quarter of fiscal 1995, the Company released the initial version of its product to the desktop videoconferencing market.

         Cost of goods sold were $239,494 for the third quarter of fiscal 1996, or 98.4% of net sales. Cost of goods sold for the third quarter of fiscal 1995 were $128,720, or 78.0% of net sales. Cost of goods sold for the nine month period ended March 31, 1996, were $759,816, or 94.9% of net sales. Cost of goods sold for the same period in fiscal 1995 were $128,720, or 78.0% of net sales. The high cost of goods sold relative to sales is the result of low volume manufacturing and expenses associated with the re-work of some product inventory. The re-work of inventory expenses during the third quarter were the result of the Company's desire to meet certain certification tests in Europe and certain countries in the Pacific Rim area. As a result of these tests, minor adjustments to the product were needed to obtain certification.

         Research and development expenses were $264,949 for the third quarter of fiscal 1996, or 108.9% of net sales. This compares to $463,086 spent during the same period of fiscal 1995, or 280.6% of net sales. Research and development expenses for the nine months ended March 31, 1996, were $866,562, or 108.2% of net sales. This compares to $956,415 spent during the same period of fiscal 1995, or 579.6% of net sales. The decrease in research and development expenses for fiscal 1996 compared to fiscal 1995 is the result of a shift in the Company's primary activity from a concentration on the development of the product, to finalization and certification. Additionally, this decrease in research and development expenses was obtained while bringing all development functions in-house and beginning work on the next generation of products.

         Sales and marketing expenses for the third quarter of fiscal 1996 were $549,575, or 225.8% of net sales. This compares to $92,850, or 56.3% of net sales spent during the same period of fiscal 1995. Sales and marketing expenses for the nine month period ended March 31, 1996, were $1,314,227, or 164.2% of net sales. This compares to $130,395, or 79.0% of net sales spent during the same period of the previous fiscal year. The increase in these expenses are the result of the Company's effort to continue building its sales and marketing programs in the United States, Europe and selected Pacific Rim countries.

         General and administrative expenses for the third quarter of fiscal 1996 were $238,968, or 98.2% of net sales. This compares to $156,300, or 94.7%
of net sales spent during the same period of fiscal 1995. For the nine month period ended March 31, 1996, general and administrative expenses were $681,212, or 85.1% of net sales. For the previous fiscal year, general and administrative expenses were $413,837, or 250.8% of net sales. General and administrative expenses were higher in both the three month and nine month periods of fiscal 1996 because of an increase in general business activities.

         Operating losses for the third quarter of fiscal 1996 were $1,049,637 compared to a loss of $675,931 for the same period in the prior fiscal year. Operating losses for the nine months ended March 31, 1996 were $2,821,185, compared to a loss of $1,464,342 for the same period in the prior fiscal year. The increase in the operating loss was the result of the Company's sales and marketing concentration during the quarter and its continued research and development focus to broaden the Company's product offerings.

         Other income (expense) was a positive $41,096 for the third quarter, compared to a net expense of $1,385 during the prior year same period. Other income (expense) for the nine month period ended March 31, 1996, was a positive $161,344, compared to a net expense of $4,320 for the same period in the prior fiscal year. The positive contribution from other income is the result of interest earned on the funds received from the public offering completed during the first quarter of fiscal 1996.

         As a result of the foregoing, the Company had a net loss for the third quarter of fiscal 1996 of ($1,008,541), or ($0.31) per share. This compares with a net loss for the third quarter of fiscal 1995 of ($677,316), or ($0.48) per share. This brings the nine month period ended March 31, 1996, net loss to ($2,659,841) or ($0.86) per share. This compares with a net loss for the same period of the previous fiscal year of ($1,468,662) or ($1.21) per share.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating and Investing Activities

         Net cash used in operating and investing activities was ($5,233,416) for the nine month period ended March 31, 1996, compared to ($1,120,556) for the same period in the previous fiscal year. The increase in cash usage was the result of a larger net loss for the period, increases in inventory, decreasing accounts payable to terms more in line with vendor expectations, capital expenditures for equipment and an increase in accounts receivable.

Cash Flows from Financing Activities

         In the first quarter of fiscal 1996, the Company completed an initial public offering of its common stock. The Company sold 1,383,750 shares of common stock, including 183,750 shares issued upon exercise of the underwriters over-allotment option, at a price of $6.25 per share. Net proceeds to the Company from the public offering were approximately $7,400,000. At March 31, 1996, the Company had cash and cash equivalents of $2,248,815. The available cash and cash equivalents will be used by the Company for continued research and development, expansion of the Company's sales and marketing efforts, the purchase of capital equipment, inventory, financing of accounts receivable, working capital and general corporate purposes.




                                     PART II
                                OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits - Exh. 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K - None




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RSI Systems, Inc.


Dated: May 12, 1996                         By /s/ William J. Brummond
                                               William J. Brummond
                                               Its Chief Financial Officer and
                                                      Treasurer