Form 10KSB
period 1996-06-30
RSI SYSTEMS INC/MN
filed 1996-10-15
CIK 936130

THE FOLLOWING ITEMS WERE THE SUBJECT OF
               A FORM 12B-25 AND ARE INCLUDED HEREIN: ALL ITEMS.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER: 0-27106

                                RSI SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                  MINNESOTA                            41-176721
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

                              7400 METRO BOULEVARD
                              MINNEAPOLIS, MN 55439
              (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 896-3020

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB for any amendment to this Form 10-KSB. |_|

The Company's revenues for its most recent fiscal year were $1,625,720.

On October 1, 1996, the Company had 4,751,015 shares of common stock, $.01 par value, outstanding, and the aggregate market value of the common stock as of that date (based on the average of the closing bid and asked prices as of that date as reported by the Nasdaq SmallCap Market), excluding outstanding shares beneficially owned by directors and officers, was approximately $15,069,471.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):  Yes ______; No _X_


                                     PART I


           This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled "Certain Important Factors."

ITEM 1.     DESCRIPTION OF BUSINESS

           (a)   BUSINESS DEVELOPMENT

           RSI Systems, Inc. (the "Company" or "RSI") designs, develops and markets telecommunications products for video conferencing, collaborative computing and high-speed data transfer. The Company's first product, the ERIS(TM) Visual Communications System (the "Eris System"), consisting of a peripheral device and application software, enables personal computer users to engage in "desktop conferencing" -- the ability of two PC users to conduct a video conference and simultaneously view and work on documents such as spreadsheets, diagrams or reports ("document collaboration") and transfer computer files from one user to the other.

           The Company was incorporated under the laws of Minnesota on December 21, 1993. Following the establishment of a business infrastructure, which included the further development of the Eris System and implementation of marketing strategies, the first beta unit of the Company's ERIS System was produced in October 1994 and the first production unit was shipped in February 1995.

           On July 25, 1995 the Company conducted a public offering of its common stock, par value $.01 per share (the "Common Stock"). With the net proceeds from the public offering, including proceeds from the exercise of the underwriter's overallotment option (approximately $7,400,000), the Company has funded further research and development related to the enhancement of the ERIS System, has commenced development of new products and product enhancements and expanded the Company's sales and marketing activities. In September 1996, the Company completed a private placement of 1,500,000 shares of Common Stock, resulting in net proceeds to the Company of approximately $4,005,000.00.

           During fiscal 1996 and early fiscal 1997, the Company refocused its product development, marketing and distribution strategies, and is in the process of altering its manufacturing processes to allow it to leverage the feedback it has received from its customers to enable the Company to develop and distribute products more quickly and cost-effectively. The Company has also made certain changes to its management team.

           (b)   BUSINESS OF THE COMPANY

                PRODUCTS

           The Company's first product, the Eris System, consists of a peripheral device and application software. The Eris System is a self-contained, "plug and play" peripheral with an integrated, full duplex speakerphone, requiring only a personal computer and a video camera to be fully operable. The Eris System can be used with either Macintosh or Windows-based computers.

           The list price of the Eris System is $3,995, which includes the Eris peripheral, either Macintosh or Windows application software, a user manual and cabling. Customers may use their own videocamera or purchase a videocamera from the Company. The Company offers for sale videocameras from various suppliers which connect with the Eris Systems. The principal suppliers for these videocamera peripherals are Sony, Canon and Video Lab.

           The Company believes that the Eris System is easier to install than most desktop conferencing systems on the market today because, unlike desktop conferencing systems manufactured by others which are "embedded" in the host computer, the Eris Systems is a peripheral device. Also, as a peripheral device, the Eris System can be moved between different computers and can be easily transported. Finally, users do not need the newest computer model to effectively use the system because the processing power is located in the peripheral. The Eris System is connected to the host computer by an industry standard SCSI or PCMCIA port -- high speed data ports also used to connect external hard disks and other devices.

           The Eris System allows users to share any window from any application or share the complete contents of the monitor which may contain many windows. Users can collaborate on documents in real time while continuing to converse. If both users have an Eris System, the sender of a document can edit the shared document while the other party to the conference may highlight portions of that document for discussion purposes. In addition to document collaboration, files can be transferred during video and audio conversations. If only one user to the conference has an Eris System, however, document sharing and collaboration is not possible due to the lack of international standards for data communications.

           The Eris System peripheral is equipped to provide users with a number of options depending on their specific requirements. The Eris System can be easily configured with external monitors, microphones and speakers to compete directly with larger and more expensive rollabout systems. Also, to record both video and audio, a VCR can be connected to the "video out" port to record the video conference. Finally, a standard POTS (plain old telephone service) jack enables the user to attach a telephone to carry on a more private conversation.

           The Eris System can communicate with any other standards-based video conferencing system which is compatible with the standards that the Eris System meets. The system supports both NTSC (United States) and PAL (international) video standards. In addition, the Eris System meets the H.320 standards developed by the International Telecommunications Union ("ITU"), a United Nations standards organization, for video and audio communications and fully conforms to all Integrated Services Digital Network ("ISDN") BRI protocols. The Eris System also supports international ISDN networks and ISDN switch types, including EuroISDN in Europe, NTT in Japan and ISDN systems in Australia.

PRODUCT DEVELOPMENT

           The Company has continued its product development efforts during the last fiscal year. The Company currently believes that new segments of the video conferencing market are emerging which will be more receptive to the Company's technology. Originally the Company believed that the marketplace was segmented into medium and large permanently installed department systems, and desktop computer-based systems. The Company now believes that the marketplace is shifting to the following segmentation: (a) large permanently installed room systems; (b) medium to large permanently installed department systems; (c) small or medium sized MOBILE workgroup systems; and (d) private office computer-free and computer-based systems. The Company is focusing its efforts on the small or medium sized mobile workgroup systems and the private office computer-free and computer-based systems.

           In September 1996, the Company announced its new COMPUTER-FREE(TM) ROLL-AROUND 1000 system (previously developed under the name WGS2000 Workgroup Rollaround System). This roll-about system package comes complete with all the devices necessary to provide immediate high-quality ISDN-based video conferencing without the need for a personal computer. A computer can be integrated with the system, however, to provide additional functionality if desired. The Eris ROLL-AROUND 1000 carries a list price of $10,995, which includes a sturdy, locking rolling cabinet/stand; the Eris computer-free peripheral; a 20-inch Sony color TV/monitor; a Canon VCC-1 pan/tilt and zoom color camera; the US Robotic conference room speaker microphone controller; cabling; and an instruction manual. The computer-free Eris ROLL-AROUND 1000 system does not require the addition of a Macintosh or personal computer for operation. This dramatically simplifies the use of the system as well as lowering the initial equipment costs. The portability allows organizations to bring video conferencing to the point of need.

           To address the private office opportunity, the Company has extended its computer-free strategy to include the standalone credenza/desktop system called the ERIS/PROFESSIONAL 1000, which was as also released in September 1996. This system is targeted at workers, managers, and executives who wish to have a simple, high-quality, competitively priced video conferencing system available for immediate access. The system connects directly to a color TV/monitor and is controlled by a simple touch-tone telephone handset. The unique ERIS computer-free software does not require the user to have any knowledge of computers or computer skills for operation. One can achieve rapid video conferencing merely by pushing a button and following the prompts on the screen. The list price for this system is $7,495, which includes the ERIS computer-free system peripheral; software; a 9-inch Sony TV/monitor; a stand; a Sony camera; touch-tone telephone handset; cabling; and an instruction manual. A personal computer or Macintosh can be added to the system to provide additional functionality.

           Also announced in September 1996 was the third computer-free product: the ERIS/PORTABLE 1000 (previously developed under the name WGS2000 Portable Workgroup System). It extends the computer-free theme and is targeted at hotels, conference centers and larger organizations that are looking to keep control of the video conferencing components. The system's list price is $7,495, which includes the ERIS computer-free system peripheral; software; a TV/monitor;
a Sony camera; microphone; handset controller; cabling; an instruction manual and a locking case. The locking case allows for the system to be preset-up, cabled and ready for use. This system can be carried or placed on a cart and rolled to a conference room or site for use. The group or organization will have access to computer-free video conferencing merely by removing the top and plugging the system into an ISDN line. A personal computer or Macintosh can be added to the system to provide additional functionality.

                  Each of the foregoing products has at its core the existing Eris System hardware. The Company is also developing its next version of hardware which will be the core of a new family of video conferencing products, the "Champion" products. The Champion products will feature a more integrated compression/decompression ("codec") chip set, more flexible telephone network interconnection capabilities, increasing wide area connection potential, up to 384 Kbps capability, enhanced audio support, higher resolution and quality video output, data transfer capability within the unit and infrared remote control capability. The Company intends to launch the new Champion product family in late October 1996 at the Telecon convention in Anaheim, California. The Company intends to commence commercial sales of Champion products in early 1997.

           The ITU is currently in the process of establishing standards (generally referred to as the T.120 standards) which will enable manufacturers to offer standards-based video conferencing systems capable of conducting document collaboration and file transfer with other standards-based video conferencing systems. The first generation of the T.120 standards have been promulgated and the Company is currently working with another entity to develop software for the Eris System that incorporates the first generation of the T.120 standards. The development of this software began in May 1996 and is expected to be completed in the fourth quarter of calendar 1996.

                  In July and August 1995 the Company abandoned its intention to develop and market a version of the Eris System that would permit desk-top conferencing over POTS lines due to re-evaluation of the effects on the market of the release of ITU Standard HDOT 324.

           The Company has delayed the development of an enhanced version of its software which will allow users to video conference with multiple remote users of standards-based systems via AT&T's Worldworx(TM) service for multipoint video conferencing. The Company's software has been enhanced, however, to work with many other multipoint video conferencing service providers.

           During the fiscal years ended June 30, 1996 and June 30, 1995, the Company's expenditures for research and development were $1,540,416 and $1,383,365, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

SALES AND DISTRIBUTION

           The Company has recently altered the focus of its distribution strategy for its existing ERIS and new Champion products. This strategy will incorporate a four-tiered distribution approach.

           The first tier of the Company's distribution strategy is direct sales. Until recently the Company did not enter into any type of direct selling activities for the Eris product, which meant that all sales were funneled through independent dealers and distributors. The Company is now entering into direct sales relationships with selected regional and national accounts because of the simplicity, ease of operation, and proven reliability of the Eris product. This approach is providing the Company with a number of benefits, including a decrease in extended larger system sale cycles, and the opportunity to test first-hand responsiveness of clients to the product and new potential features and capability requests. As the other tiers of the Company's distribution strategy mature, the Company will move away from the direct selling strategy to reduce its sales expense.

           The second tier of the Company's distribution strategy is targeted at consultants and system integrators. These two groups offer significant opportunity to the Company in the long-term by providing access into medium to larger organizations which may have a need for video conferencing. General and market specific consultants are being targeted and provided with information and education on video conferencing and the Company's systems. Compensation will be offered to these individuals if they provide leads for follow-up by direct sales, make recommendations or remarket the product.

           There are principally two types of system integrators: computer network integrators and telecommunication network integrators. Both of these types of integrators are being targeted by the Company to resell products to integrate into existing networks. Since many integrators already have a strong user base in place, the Company believes that they will be receptive to providing both a computer-based and computer-free self-contained peripheral, such as Eris, to increase their revenue while providing functionality to their customer/users.

           The third tier is the value-added reseller or dealer. Throughout North America hundreds of these types of dealers currently exist, providing computers, video conferencing systems, audiovisual equipment and selected office automation systems into various geographic markets. These dealers typically sell within an area which they can cover with same day service and support. Some of these dealers are generalists, selling to all types of organizations, while others are specialists, targeting only specific marketplaces such as law, accounting or education. The Company currently has relationships with 33 dealers who market the Company's products throughout North America. The Company intends to expand this dealer network to a minimum of 50 by its third quarter of fiscal year 1997.

           The fourth and final tier of distribution for the Company is international. Currently, the Asian marketplace for video conferencing is rapidly expanding. Because of the costs related to travel throughout the Pacific Rim, it is realistic for organizations of all sizes to look for more economical methods to communicate. Video conferencing has become such a method. RSI has established 10 master distribution/dealers throughout the Pacific Rim, and will have in place substantive distribution in all Asian countries by the end of the second quarter of fiscal 1997. It is anticipated that this distribution as well as the unique capabilities of its computer-based and computer-free systems will allow for significant sales opportunity in the international marketplace.

           Effective September 20, 1996, the Company entered into an exclusive distribution relationship with Canon Trading USA ("Canon"), pursuant to which Canon will act as a distributor for the Company in Japan for a period of three years, subject to earlier termination under certain circumstances. Under the agreement, Canon will purchase the Company's Eris video conferencing system to create a Japanese version of the Eris computer-based system to sell through its sales force. Canon is reportedly the largest reseller of Macintosh systems in the world, and the Eris System provides it with a video conferencing peripheral to attach directly to an Apple Macintosh. Canon also resells a significant amount of Windows-based personal computers, and the Eris system, being cross-platform, can also be attached directly to a PC. The Company has also granted Canon a non-exclusive world-wide license to use and copy the Company's product documentation, its software/firmware and the service software.

           The Company is currently reestablishing its European distribution operation in a more cost effective manner. The operation will mirror the approach used by the Company in Asia. RSI has already established 13 distributors in Europe. The Company will continue to expand its new master distributor strategy to select a primary distributor for each European country. The Company appointed a director of European sales in October 1996, who will be directly responsible for developing the master distributors and their efforts to create sub-distributors and, ultimately, sell product in their countries.


COMPETITION

           The desktop conferencing equipment market is highly competitive and the Company believes that competition will intensify as more organizations with significant telecommunications capabilities enter the marketplace. Many of the Company's competitors have greater financial, technical, marketing and sales resources than the Company, including AT&T Corporation, PictureTel Corporation, Apple Computer, Inc. and Intel Corporation, all offering computer-based teleconferencing systems. The Company believes, however, that the Company's Eris peripheral strategy still remains unique in the marketplace and its cross-platform flexibility and simplicity of attachment provide competitive advantages.

           There are fewer competitors in the computer-free teleconferencing market. The Company has chosen to target this as an area of growth in part because there are currently fewer competitors. In this market segment, simplicity, quality of image and return on investment are driving the purchase decision rather than computer functionality. The Company's new family of computer-free systems offers a significant sales opportunity for RSI. Competition is currently limited to Tanberg Industrier AS ("Tanberg"). Tanberg's system does not require a computer and has a different configuration than the Eris System. The Company believes that over time there will be more computerless types of systems being announced into the marketplace as manufacturers become aware of the sales potential.

           The Company also faces competition from manufacturers and developers of "roll-about" video conferencing systems, such as PictureTel Corporation, Vtel Corp., British Telecom, NEC and Compression Labs, Incorporated. RSI, however, believes that it will continue to remain a viable competitive option to the other manufacturers because the Company offers both computer-based and computer-free roll-about capability at generally lower price points.

           The Company intends to compete based upon product quality, functionality and return on investment. With its computer-based systems it will focus primarily on functionality and simplicity of integration to both PC and Mac-based systems. For its computer-free systems, the Company will focus onsimplicity of operation, quality of image and return on investment.


MANUFACTURING

           Currently, the Eris System is being manufactured under contract by Lucent Technologies (formerly AT&T) Custom Manufacturing Services ("Lucent"). Lucent provides substantially all parts, purchasing and materials inventory, manufactures and tests the product for the Company and also ships products to the Company's customers directly from its production facility. Although raw materials purchasing services are provided by Lucent, alternate suppliers have been identified by the Company for most components. Major components for which the Company depends on a single source include the AT&T AVP(TM) compression chip set manufactured by AT&T Microelectronics and two programmable logic cell array integrated circuits manufactured by Xilinx Corporation. If these components become unavailable to the Company, the Company would experience serious delays to redesign the Eris Systems to accommodate similar components from other vendors. The Company does not have a contract with Xilinx Corporation. Lucent purchases the circuits used in the Eris System directly from Xilinx Corporation.

           Lucent has agreed to warrant to end-users and the Company that all products are free from defects in material and workmanship for one year and also warrants to the Company that all products conform to the Company's written specifications.

           Lucent has agreed to provide the Company with an additional 690 units under the agreement, after which the Company's agreement with Lucent will terminate. Through October 1996, 228 of these units have been delivered to the Company. The Company believes that the remaining 462 units will be delivered to RSI by the end of 1996.

           On September 10, 1996 a new manufacturing agreement was finalized between the Company and Altron, Inc. for the manufacture of the Eris video conferencing unit. This manufacturer will provide substantially the same services to the Company as Lucent has provided in the past. Pursuant to its agreement with the Company, Altron warrants that all products will be free from defects in material and workmanship for fifteen (15) months from packaging slip date if Altron ships to the Company, or for twelve (12) months from the date the Company ships to the customer, whichever comes first.

           The Company regularly upgrades and enhances its software. To date, the Company has supplied upgrades to its customers free of charge, but it intends to charge customers for substantive upgrades in the future.

INTELLECTUAL PROPERTY; ROYALTY AGREEMENTS

           The Company's success is dependent in part on its proprietary information, technology and know-how. The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to establish and protect its proprietary rights. The Company's U.S. design patent application for the Eris System, originally filed in October 1994, was granted in May 1996. The Company is in the process of amending its U.S. utility patent application for the Eris System, originally filed in September 1994, to narrow and refocus the Company's claims. The Company is unable to predict which utility claims for its Eris System patent application will be allowed, if any, whether a utility patent will be issued or, if a utility patent is issued for the Eris System, how long such process will take. The Company also applied for various foreign patents relating to the Eris System, none of which have been granted to date.

           The Company filed a trademark application for its intent to use the mark "Eris" in August 1994, and the certificate of registration was issued on August 27, 1996. The Company was also issued certificates of registration for the "Eris" trademark in Australia on July 1, 1996, Germany on January 2, 1996, and Great Britain on January 26, 1996. The Company was also issued a certificate of registration for the "Eris" trademark in France on August 13, 1996, but the owner of the "Iris" trademark has challenged the Company's "Eris" trademark. This matter is still pending and no further action has been taken. The Company also has applications to register the "Eris" trademark pending in Canada, Italy, and Japan.

           With respect to its technical employees and consultants, the Company requires these employees to sign an agreement which obligates them to keep confidential certain trade secrets and information of the Company and to assign to the Company any inventions arising from their work for the Company, as permitted by law. Depending on the responsibilities of a particular employee, the Company may also consider having such an employee sign a non-compete agreement.

           The software which is part of the Eris System carries a standard license agreement for the end user. The software license agreement is included in the Eris manual and grants the purchaser a non-exclusive and non-transferable license to use the software program which is part of the Eris System.

           The Company entered into a license agreement with DSP Software Engineering, Inc. ("DSPSE") on February 2, 1996. Pursuant to the agreement, DSPSE granted to the Company a non-exclusive, non-transferable license to use and modify specific DSPSE components in the creation of the Company's stand alone video conferencing systems, subject to certain limitations. License fees payable by the Company include an initial licensing fee of $60,000 for the right to develop a stand alone video conferencing system and an additional $30,000 upon production. In addition to these licensing and production fees, the Company is required to pay a royalty of $40.00 on each of the first 1,000 video conferencing systems (VC Systems) sold, $4.75 for the following 9,000 VC Systems sold, $6.25 for the following 90,000 VC Systems sold and $5.10 for each VC System sold in excess of 100,000. Sales of the related VC Systems are anticipated to begin in fiscal year 1997.

           On March 8, 1996 the Company entered into an agreement with Future Labs, Inc. to license a computer software program from Future Labs known as TALKSHOW, which is a multipoint version of the TALKSHOW document conferencing software program. Pursuant to the agreement, Future Labs granted the Company a non-transferable, non-exclusive license to distribute TALKSHOW in connection with the sale of the Company's line of Windows and Macintosh application software, provided that the Company makes no separate or additional charges for TALKSHOW. The Company agreed to include a copy of TALKSHOW with each shipment of its Window and Macintosh application software, and to pay Future Labs a royalty for each copy of TALKSHOW that the Company duplicates and distributes. The amount of the royalty fee is based on the volume of systems sold by the Company, with the fee ranging from $62 (1 to 2,000 systems sold) to $12 (over 20,000 systems sold). The agreement provides for a first year minimum royalty commitment of $100,000. Sales of the Eris Systems containing the software per this royalty agreement are anticipated to begin in fiscal year 1997.

           The Company also pays royalties to certain organizations as a result of their respective contributions to the development of the Eris System. Worrell Design Inc., Eden Prairie, Minnesota, performed industrial design services for the Company and receives a 1-1/2% royalty of the net payments to the Company up to 5,000 systems, 1% for the next 5,000 systems and 1/2% for the following 5,000 systems. Pursuant to a license agreement with Link Technology Inc., Holland, Pennsylvania, which provided certain ISDN software used in Eris System, the Company pays a royalty of $25 on each of the first 10,000 systems sold, $15 on each system over 10,000 up to 50,000 and $8 on each system sold in excess of 50,000.

APPROVALS AND CERTIFICATIONS

           Government and telephone carrier approvals, as well as safety certifications, are a key requirement for electronic systems that use the telephone network. In the United States, the Eris System has been certified by the FCC as a Class A (Business) device. The Company has received certification from Underwriters Laboratories Inc. ("UL") that the Eris System complies with the applicable requirements for U.S. and Canadian Listing. The Company has also received telephone and safety certifications for its Eris System in the following countries: Australia, New Zealand, the European Union, Japan, Taiwan, Hong Kong, Singapore and Malaysia. Because each of the Roll-Around 1000, the Portable 1000 and the Professional 1000 have at their core the Eris System hardware, new certifications and approvals are not needed before these products are sold.

           Before introduction of the Champion products, the Company will need to undergo a similar certification process. The Company believes that such certifications and approvals will take approximately two to six months. Although the Company has obtained FCC Class A certification and other approvals for its Eris System, the Company cannot predict whether it will obtain necessary approvals and certifications for future products or whether applicable law or regulations might change in a way adverse to the Company's ability to sell its products in a particular country.

EMPLOYEES

         At October 1, 1996, the Company had 21 full-time employees, of whom 6 were employed in sales, marketing and customer support, 9 in product development and 6 in administration and finance.

           None of the Company's employees is represented by a labor union. The Company believes its employee relations are good.

CERTAIN IMPORTANT FACTORS

           In addition to the factors identified above, there are several important factors that could cause the Company's actual results to materially differ from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following, as well as those listed in the "Risk Factors" section of the Company's Registration Statement on Form SB-2 (File No. 33-93240C):

           (1) The history of operating losses experienced by the Company since its inception and the expectation that the Company will continue to incur additional operating losses and net losses over the next year.

           (2) The ability of the Company to achieve market acceptance of the computer-based Eris systems, the computer-free Eris systems, i.e., PROFESSIONAL 1000, PORTABLE 1000, and ROLL-AROUND 1000, and when fully developed, the new Champion family of products.

           (3) The impact of competition at the workgroup, office, desktop, both PC and computer-free market segments, and other segments of the overall market for video conferencing equipment.

ITEM 2.     DESCRIPTION OF PROPERTY

           The Company leases approximately 4,190 square feet of space at its headquarters in Edina, Minnesota under a lease agreement. This lease expires May 31, 1998. Rent payments under the lease for fiscal year ending June 30, 1996 were approximately $73,000. The Company believes its current space is sufficient for its current and anticipated needs. The Company also leases office space in California pursuant to a lease which expires October 22, 1996. The Company paid approximately $3,000 in fiscal year 1996 to rent this space. The Company also spent $10,000 in fiscal year 1996 to lease office space in Australia. This lease expired on February 13, 1996, but the Company continued to rent space through June 1996 on a month-to-month basis. Finally, the Company paid $12,222 in fiscal year 1996 to lease office space for its subsidiary in the United Kingdom. The subsidiary has ceased operations and there are no future lease obligations.



ITEM 3.     LEGAL PROCEEDINGS

           The Company is not a party to any legal or administrative proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

           Since July 25, 1995 (the date of the Company's initial public offering of Common Stock), the Company's Common Stock has been traded in the over-the-counter market and is quoted on the Nasdaq SmallCap Market System. The following table sets forth, for the calendar quarters indicated, the high and low bid prices for the Company's Common Stock as reported by Nasdaq. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                      HIGH             LOW
1995

Third Quarter (FROM JULY 25, 1995)                   9.750            8.750
Fourth Quarter                                       9.750            9.000

1996

First Quarter                                        9.750            9.250
Second Quarter                                       9.750            7.825
Third Quarter (THROUGH SEPTEMBER 30, 1996)           8.375            4.00

           As of October 1, 1996, there were (a) 4,751,015 shares of Common Stock outstanding, held of record by approximately 160 persons, (b) outstanding options to purchase an aggregate of 363,500 shares of Common Stock, and (c) outstanding warrants to purchase an aggregate of 712,500 shares of Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The Company was organized on December 21, 1993, and it designs, develops and markets telecommunications products for video conferencing, collaborative computing and high-speed data transfer. During the first half of the fiscal year ended June 30, 1996, the Company's activities were primarily directed to completion of the development of the Eris System, while during the second half of fiscal 1996 the Company's activities included sales and sales support of the Eris System and new product development. During the fiscal year ended June 30, 1995, the Company's activities were directed to development of the Eris System and implementation of its marketing strategies. The Company also began developing its distribution network in fiscal 1995. The following discussion covers the fiscal years ended June 30, 1996 and 1995.

RESULTS OF OPERATION

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

           Net Sales. For 1996, net sales increased 606.8% to $1,625,720 from $229,998 in 1995. Sales are derived primarily from the sale of the Eris System, but also includes sales of cameras and other supplies used with the Eris System. The first production unit was shipped in February 1995. Fiscal 1996 therefore represents the first full year of unit sales, while 1995 had only 5 months of sales.

           Gross Profit (Loss). Gross loss was $(396,980) for 1996 compared to a gross profit of $51,336 or 22.3% of net sales for 1995. The 1996 gross loss resulted from the termination of the third party manufacturing agreement with Lucent. As part of the termination agreement, the Company has agreed to purchase from Lucent any remaining component inventory after Lucent has manufactured 690 completed Eris Systems. During 1996, the Company recognized an impairment charge to value the related inventory at the lower of cost or market. The Company intends to utilize this component inventory with its new contract manufacturer, Altron, Inc.

           Research and Development Expenses. Research and development expenses were $1,540,416 or 94.8% of net sales for 1996 compared to $1,383,365 or 601.5%
of net sales for the same period last year. The decrease as a percentage of sales was due entirely to the higher sales volume in 1996 as discussed above. Actual dollar spending during 1996 was higher than the previous year due to the Company continuing to modify the Eris System for market acceptability in the United States and internationally, and development expenditures related to new products to be released by the Company in fiscal year 1997.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,121,796 or 192.0% of net sales for 1996 compared to $1,180,365 or 513.2% of net sales for 1995. The percentage decrease was primarily due to the higher sales volume in 1996 as discussed above. Actual dollar spending during 1996 was higher than the same period last year primarily due to an increased sales force, and thus increased salaries and commissions, to correspond with the introduction of product sales beginning in late 1995 and extending through 1996. General and administrative salaries and related costs also increased to correspond with the expanding business during 1996.

           Interest Income and Interest Expense. Interest income was $180,521 for 1996 compared to $14 for the previous year. The increase in 1996 was due to increased cash and cash equivalents available to the Company throughout 1996 from the Company's public offering in July 1995. Interest expense was $154 for 1996 compared to $5,705 for the same period last year. The decrease in 1996 was primarily due to the conversion to equity of a convertible note payable which was outstanding for most of 1995 and for none of 1996.

           Net Operating Loss Carryforwards. The Company has net operating loss carryforwards for financial and federal income tax reporting purposes of approximately $6,500,000, which can be used to offset taxable income in future years. Sales of the Company's equity during 1996 and 1995 have caused changes in ownership under Section 382 of the Internal Revenue Code of 1996, which limits the use of the Company's net operating loss carryforwards existing as of the date of the ownership change. It is not anticipated that any limitation would have a material adverse effect on the Company.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

           The Company realized total net sales of $229,998 during the year ended June 30, 1995. Cost of goods sold totaled $178,662 for this period, resulting in a gross profit of $51,336 or 22.3% of net sales. The Company incurred research and development expenses of $1,383,365 during this period, while it continued to refine the Eris System and increase its technical staff. These expenses related to personnel, contract engineering costs, tooling and start up manufacturing expenses associated with the development and initial production of the Eris System. General operating expenses for the year ended June 30, 1995 were $1,180,365, including expenses related to the Company's initial sales and marketing efforts. The Company also incurred $5,691 of net interest expense for the year ended June 30, 1995.

           During the period from inception (December 21, 1993) through June 30, 1994, the Company commenced the development of the Eris System and established a business infrastructure which included leasing office space, acquiring furniture and equipment and recruiting personnel. The Company had no sales during this period, and incurred $246,158 in research and development expenses and $222,982 in general and administrative expenses, resulting in a loss of $(470,829).

LIQUIDITY AND CAPITAL RESOURCES

           Cash and cash equivalents totaled $1,032,921 at June 30, 1996, compared to $59,499 at June 30, 1995. The Company's working capital was $2,345,828 at June 30, 1996 compared to a working capital deficit of $(6,528) at June 30, 1995.

           Cash flows used in operating activities of $6,037,203 during 1996 were primarily due to a net loss of $(4,878,825), increases in accounts receivable and inventories due to increases in net sales and a decrease in accounts payable as a result of part of the proceeds from the initial public offering being used to settle outstanding accounts payable.

           Cash flows used in investing activities of $458,604 during 1996 were due to capital additions to property and equipment.

           Cash flows provided by financing activities of $7,469,229 during 1996 were due to proceeds from the issuance of common stock, primarily the Company's initial public offering which generated net proceeds of $7,408,180.

           On September 30, 1996, the Company completed a private offering of 1,500,000 shares of Common Stock at $3.00 per share, resulting in net proceeds to the Company of approximately $4,005,000. The Company is also negotiating a line of credit with a bank but no agreement has been reached.

           The Company believes that the funds generated by the private placement will be sufficient to cover cash needs until cash produced from sales exceeds operating expenses, although there can be no assurance that this will ever occur. Management plans to increase sales and improve operating results include: offering new product configurations, expanding distribution of products through a direct sales force and an expanded dealer network, and enhancing dealer support services. In addition, the Company has initiated a product rental program. In the event sales do not materialize at the expected rates, management would conserve cash by reducing administrative expenses as well as product development and sales and marketing efforts. To the extent that the Company requires cash in excess of the funds generated by the private placement or future operations, management would seek additional financing, but no formal arrangements have been made in this regard and no assurance can be made that any such financing would be available on favorable terms or at all.

NEW ACCOUNTING PRONOUNCEMENTS.

           For fiscal year 1997, the Company is required to adopt the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") and Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). SFAS No. 121 prescribes accounting and reporting standards when circumstances indicate that the carrying amount of an asset may not be recoverable. Initial application of SFAS No. 121 is not expected to result in recognition of a cumulative effect of a change in accounting principle by the Company. Under SFAS No. 123, companies are permitted to adopt a new method of accounting for stock compensation awards which is based on recognition of a charge equal to the estimated fair value of the award on the date of the grant. Alternatively, companies may continue using the methodology specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock based compensation, with expanded disclosure in the notes to the financial statements of the pro forma effects on net earnings and earnings per share, assuming application of the new accounting method outlined in SFAS No. 123. The Company plans to implement the disclosure requirements for SFAS No. 123 in fiscal year 1997 and retain its current accounting method for stock-based employee compensation.

ITEM 7.     FINANCIAL STATEMENTS.



                                RSI SYSTEMS, INC.

                        Consolidated Financial Statements

                             June 30, 1996 and 1995


                          INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors
RSI Systems, Inc.:


We have audited the accompanying consolidated balance sheets of RSI Systems, Inc. and subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and the period from December 21, 1993 (inception) through June 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RSI Systems, Inc. and subsidiary as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended and the period from December 21, 1993 (inception) through June 30, 1994, in conformity with generally accepted accounting principles.


                                                       /S/ KPMG PEAT MARWICK LLP

Minneapolis, Minnesota
September 30, 1996


                                RSI SYSTEMS, INC.

                           Consolidated Balance Sheets

                             June 30, 1996 and 1995


                                Assets                                            1996             1995
                                                                                  ----             ----
Current assets:
     Cash and cash equivalents                                               $  1,032,921          59,499
     Accounts receivable, net of allowance for doubtful
         accounts of $49,000 in 1996 and $12,000 in 1995                          524,433          71,358
     Inventories (note 4)                                                       1,744,222       1,176,304
     Prepaid expenses                                                             184,658          39,917
                                                                             ------------      ----------

                 Total current assets                                           3,486,234       1,347,078
                                                                             ------------      ----------


Property and equipment:
     Furniture and equipment                                                      619,807         166,021
     Leasehold improvements                                                         4,818               0
         Less accumulated depreciation                                           (168,282)        (33,591)

                 Net property and equipment                                       456,343         132,430


Other assets                                                                      316,000         248,500
     Less accumulated amortization                                               (239,919)       (180,294)
                                                                             ------------      ----------

                 Net other assets                                                  76,081          68,206
                                                                             ------------      ----------


                                                                             $  4,018,658       1,547,714
                                                                             ============      ==========



Liabilities and Stockholders' Equity


Current liabilities:
     Accounts payable                                                             278,820       1,196,118
     Accrued expenses (note 8)                                                    861,586         157,488
                                                                             ------------      ----------

                 Total current liabilities                                      1,140,406       1,353,606
                                                                             ------------      ----------


Stockholders' equity (note 11):
     Common stock, par value $.01 per share, authorized 10,000,000 shares;
         3,251,015 and 1,841,015 issued and outstanding at
         June 30, 1996 and 1995, respectively                                      32,510          18,410
     Additional paid-in capital                                                10,214,252       2,691,623
     Foreign currency translation adjustment                                       28,400           2,160
     Accumulated deficit                                                       (7,396,910)     (2,518,085)
                                                                             ------------      ----------

                 Total stockholders' equity                                     2,878,252         194,108
                                                                             ------------      ----------

Commitments and contingencies (notes 6 and 9)


                                                                             $  4,018,658       1,547,714
                                                                             ============      ==========



See accompanying notes to consolidated financial statements.



                                RSI SYSTEMS, INC.

                      Consolidated Statements of Operations

            For the years ended June 30, 1996 and 1995 and the period from December 21, 1993 (inception) through June 30, 1994


                                                      1996           1995           1994
                                                      ----           ----           ----
Net sales                                         $ 1,625,720        229,998              0
Cost of goods sold                                 (2,022,700)       178,662              0
                                                  -----------     ----------       --------

             Gross profit (loss)                     (396,980)        51,336              0

Research and development                            1,540,416      1,383,365        246,158
Selling, general and administrative                 3,121,796      1,180,365        222,982
                                                  -----------     ----------       --------

             Operating loss                        (5,059,192)    (2,512,394)      (469,140)

Interest income  (expense):
     Interest income                                  180,521             14          1,821
     Interest expense                                    (154)        (5,705)        (3,510)
                                                  -----------     ----------       --------

             Interest income (expense), net           180,367         (5,691)        (1,689)
                                                  -----------     ----------       --------


             Net loss                             $(4,878,825)    (2,518,085)      (470,829)
                                                  ===========     ==========       ========


             Loss per share                       $     (1.56)         (1.31)         (0.29)
                                                  ===========     ==========      =========


             Weighted average shares and common
                 share equivalents outstanding      3,127,189      1,928,098      1,646,915
                                                  ===========     ==========      =========



See accompanying notes to consolidated financial statements.



                                RSI SYSTEMS, INC.

            Consolidated Statements of Stockholders' Equity (Deficit)

         For the years ended June 30, 1996 and 1995 and the period from December 21, 1993 (inception) through June 30, 1994


                                                                                      Additional
                                                                Common stock            paid-in
                                                            Shares       Amount         capital
                                                            ------       ------         -------


Common stock sold to a director [note 11(a)]                600,000   $     6,000       344,000

Common stock warrant sold to employee/
     director  [note 11(a)]                                 100,000         1,000        49,000

Common stock warrant issued to employee/director
     [note 11(b)]                                                 0             0        49,500

Common stock warrant sold to employee/director                    0             0           100

Net loss for period from inception
     through June 30, 1994                                        0             0             0
                                                          ---------   -----------     ---------


Balances at June 30, 1994                                   700,000         7,000       442,600

Common stock sold to employee/director [note 11(a)]         260,000         2,600       107,900

Common stock sold to a director [note 11(a)]                 50,000           500        49,500

Common stock sold to a separate corporation
     [note 11(a)]                                            21,112           211        20,901

Common stock warrants issued to directors
     [note 9(d)]                                                  0             0       151,000

Common stock issued in private placements
     [note 11(a)]                                           721,015         7,210     2,126,340

Common stock warrants issued to employees/
     directors [note 11(b)]                                       0             0       165,000

Common stock warrant sold to employee/director                    0             0           100

Conversion of note payable to common stock (note 5)          88,888           889        99,111

Reclassification of S-corporation accumulated deficit
     to additional paid-in capital [note 11(d)]                   0             0      (470,829)

Foreign currency translation adjustment                           0             0             0

Net loss for the year ended June 30, 1995                         0             0             0
                                                          ---------   -----------     ---------

Balances at June 30, 1995                                 1,841,015        18,410     2,691,623

Common stock sold in public offering [note 11(a)]         1,383,750        13,838     7,394,342

Exercises of stock options                                   26,250           262        60,737

Common stock warrants issued to directors [note 9(d)]             0             0        67,500

Common stock warrant issued to underwriter                        0             0            50

Foreign currency translation adjustment                           0             0             0

Net loss for the year ended June 30, 1996                         0             0             0
                                                          ---------   -----------    ----------

Balances at June 30, 1996                                 3,251,015   $    32,510    10,214,252
                                                          =========   ===========    ==========



(WIDE TABLE CONTINUED FROM ABOVE)


                                                              Foreign
                                                              currency
                                                             translation   Accumulated
                                                             adjustment      deficit      Total
                                                             -----------   -----------    -----


Common stock sold to a director [note 11(a)]                      0             0        350,000

Common stock warrant sold to employee/
     director  [note 11(a)]                                       0             0         50,000

Common stock warrant issued to employee/director
     [note 11(b)]                                                 0             0         49,500

Common stock warrant sold to employee/director                    0             0            100

Net loss for period from inception
     through June 30, 1994                                        0      (470,829)      (470,829)
                                                             ======    ==========     ==========


Balances at June 30, 1994                                         0      (470,829)       (21,229)

Common stock sold to employee/director [note 11(a)]               0             0        110,500

Common stock sold to a director [note 11(a)]                      0             0         50,000

Common stock sold to a separate corporation
     [note 11(a)]                                                 0             0         21,112

Common stock warrants issued to directors
     [note 9(d)]                                                  0             0        151,000

Common stock issued in private placements
     [note 11(a)]                                                 0             0      2,133,550

Common stock warrants issued to employees/
     directors [note 11(b)]                                       0             0        165,000

Common stock warrant sold to employee/director                    0             0            100

Conversion of note payable to common stock (note 5)               0             0        100,000

Reclassification of S-corporation accumulated deficit
     to additional paid-in capital [note 11(d)]                   0       470,829              0

Foreign currency translation adjustment                       2,160             0          2,160

Net loss for the year ended June 30, 1995                         0    (2,518,085)    (2,518,085)
                                                             ------    ----------     ----------


Balances at June 30, 1995                                     2,160    (2,518,085)       194,108

Common stock sold in public offering [note 11(a)]                 0             0      7,408,180

Exercises of stock options                                        0             0         60,999

Common stock warrants issued to directors [note 9(d)]             0             0         67,500

Common stock warrant issued to underwriter                        0             0             50

Foreign currency translation adjustment                      26,240             0         26,240

Net loss for the year ended June 30, 1996                         0    (4,878,825)    (4,878,825)
                                                             ------    ----------     ----------

Balances at June 30, 1996                                    28,400    (7,396,910)     2,878,252
                                                             ======    ==========      =========



See accompanying notes to consolidated financial statements.



                                RSI SYSTEMS, INC.

                      Consolidated Statements of Cash Flows

         For the years ended June 30, 1996 and 1995 and the period from December 21, 1993 (inception) through June 30, 1994


                                                                         1996           1995           1994
                                                                         ----           ----           ----
Cash flows from operating activities:
     Net loss                                                        $(4,878,825)    (2,518,085)      (470,829)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation and amortization                               194,316        191,056         22,829
             Common stock warrant issued to employees                          0        165,000         49,500
             Foreign currency translation adjustment                      26,240          2,160              0
             Changes in operating assets and liabilities:
                 Accounts receivable                                    (453,075)       (71,358)             0
                 Inventories                                            (567,918)    (1,222,104)             0
                 Prepaid expenses                                       (144,741)       (39,367)          (550)
                 Other assets                                                  0              0         (2,500)
                 Accounts payable                                       (917,298)     1,147,490         48,628
                 Accrued liabilities                                     704,098        199,708          3,580
                                                                      ----------      ---------        -------

                         Net cash used in operating activities        (6,037,203)    (2,145,500)      (349,342)
                                                                      ----------      ---------        -------

Cash flows from investing activities:
     Additions to furniture and equipment                               (458,604)      (133,953)       (27,068)
                                                                      ----------      ---------        -------
                     Net cash used in investing activities              (458,604)      (133,953)       (27,068)
                                                                      ----------      ---------        -------

Cash flows from financing activities:
     Proceeds from issuance of common stock                            7,469,179      2,315,162        400,000
     Proceeds from issuance of warrants                                       50            100            100
                                                                      ----------      ---------        -------
                         Net cash provided by financing activities     7,469,229      2,315,262        400,100
                                                                      ----------      ---------        -------

                         Increase in cash and cash equivalents           973,422         35,809         23,690

Cash and cash equivalents at beginning of period                          59,499         23,690              0
                                                                      ----------      ---------        -------

Cash and cash equivalents at end of period                           $ 1,032,921         59,499         23,690
                                                                     ===========      =========        =======


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                        $       154          5,716          2,935
                                                                     ===========      =========        =======


Supplemental schedule of noncash investing and financing activities:
     During fiscal year 1996, warrants to purchase shares of common stock were issued in connection with letters of credit obtained by the Company which were guaranteed by two stockholders/directors. The estimated value of the warrants ($67,500) was capitalized related to this transaction [note 9(d)].

     During fiscal year 1995, the Company's note payable was converted into 88,888 shares of common stock (note 5).

     During fiscal year 1995, warrants to purchase shares of common stock were issued in connection with letters of credit obtained by the Company which were guaranteed by two stockholders/directors. The estimated value of the warrants ($151,000) was capitalized related to this transaction [note 9(d)].

     During fiscal year 1995, the Company issued warrants to two employees/directors of the Company for the purchase of 33,000 shares each of Company common stock. On the date of issuance, the Company recorded $165,000 as compensation expense related to these warrants [note 11(b)].

     During fiscal year 1994, the Company purchased equipment and teleconferencing codec in exchange for a $100,000 note payable. The Company capitalized $5,000 of equipment and $95,000 of computer software related to this transaction (note 5).


See accompanying notes to consolidated financial statements.



                                RSI SYSTEMS, INC.

                   Notes to Consolidated Financial Statements

                             June 30, 1996 and 1995


    (1)   DESCRIPTION OF BUSINESS

          RSI Systems, Inc. (the Company) designs, develops and markets telecommunications products for videoconferencing, collaborative computing and high-speed data transfer. The Company was incorporated in Minnesota on December 21, 1993. Shipments of the Company's first product, the Eris Visual Communications System (the Eris System), began in February 1995. Prior to that time, the Company was considered a development stage enterprise.

    (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)    PRINCIPLES OF CONSOLIDATION

                 The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary located in the United Kingdom, RSI Systems, Limited. All intercompany accounts and transactions are eliminated in consolidation.

          (b)    CASH AND CASH EQUIVALENTS

                 The Company considers investments in highly-liquid debt
                    securities having an initial maturity of three months or less to be cash equivalents. Cash equivalents amounted to $1,005,692 and $0 at June 30, 1996 and 1995, respectively.

          (c)    INVENTORIES

                 Inventories are stated at the lower of cost or market using the first in first out (FIFO) method.

          (d)    PROPERTY AND EQUIPMENT

                 Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over their estimated useful lives which range from three to seven years.

          (e)    OTHER ASSETS

                 Other assets consist of purchased teleconferencing codec,
                    capitalized financing costs and organization costs. The teleconferencing codec is being amortized on a straight-line basis over three years, capitalized financing costs are being amortized on a straight-line basis over the terms of the related letters of credit [see note 9(d)] and organization costs are being amortized on a straight-line basis over five years.

          (f)    WARRANTY ACCRUAL

                 The Company's product carries a one year warranty from a third party custom manufacturer [see note 9(d)]. The cost to the Company for this warranty is included in the total manufacturing costs charged by the third party custom manufacturer to the Company for each unit produced.

          (g)    REVENUE RECOGNITION

                 TheCompany recognizes revenue from system sales upon shipment.
                    Post sale customer support costs are insignificant and are expensed as incurred.

          (h)    RESEARCH AND DEVELOPMENT COSTS

                 Research and development costs are charged to operations when incurred.

          (i)    INCOME TAXES

                 The Company accounts for income taxes in accordance with
                    Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (FAS No. 109). Under the asset and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are subject to a valuation allowance based on the estimated realization of these assets.

          (j)    TRANSLATION OF FOREIGN CURRENCIES

                 Assets and liabilities of RSI Systems, Limited are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the reporting period. The related translation adjustments are reflected in the foreign currency translation adjustment section of the consolidated balance sheet. Foreign currency transaction gains or losses are included in net loss.

          (k)    LOSS PER COMMON SHARE

                 Loss per common share is determined by dividing the net loss by the weighted average number of shares of common stock and common share equivalents outstanding. For the 10-month period ended April 30, 1995, and the period from December 21, 1993 (inception) through June 30, 1994, (the financial statement periods included in the initial public offering prospectus) common share equivalents result, under Securities and Exchange Commission rules, from shares sold or options and warrants granted within twelve months prior to the date of an initial public offering at a per share price less than that of the initial public offering ($6.25 per share). Common share equivalents outstanding for the period from May 1, 1995 to June 30, 1995 and for the year ended June 30, 1996 are not included in the loss per common share calculation as their effect would be antidilutive. Accordingly, 1,534,627 shares relating to shares sold and options and warrants granted have been treated as common share equivalents and resulted in 0, 576,684, and 1,135,921 additional common share equivalents outstanding for the periods ended June 30, 1996, 1995, and 1994, respectively.

          (l)    USE OF ESTIMATES

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    (3)   LIQUIDITY AND GOING CONCERN

          On September 30, 1996, the Company completed a private offering of its common stock. The Company received $4,005,000, net of offering costs, in exchange for 1,500,000 shares of common stock ($3.00 per share). The Company has not registered the common stock offered pursuant to this private placement and, accordingly, these shares are restricted until such registration occurs. The Company has agreed to file a registration statement with the Securities and Exchange Commission within 90 days after the final closing of the sale of shares in this private placement. The Company is also negotiating a line of credit with a bank but no agreement has been reached.

          The Company believes the funds generated by the private placement will be sufficient to cover needs until cash from sales exceeds operating expenses. Management plans to increase sales and improve operating results include; offer new product configurations, expand distribution of products through a direct sales force and an expanded dealer network, and enhance dealer support services. In addition, the Company plans to initiate a product rental program beginning in October 1996. In the event sales do not materialize at the expected rates, management would conserve cash by reducing administrative expenses as well as product development and sales and marketing efforts.


    (4)   INVENTORIES

          Inventories consisted of the following at June 30:


                                              1996           1995
                                              ----           ----

Components                               $    303,615        652,041
Work in process                               952,456        150,851
Finished goods                                488,151        373,412
                                         ------------      ---------

                                         $  1,744,222      1,176,304
                                         ============      =========

    (5)   CONVERTIBLE NOTE PAYABLE

          In December 1993, the Company purchased equipment and teleconferencing codec (a data compression and decompression hardware and software product) from VideoLabs, Inc. (VideoLabs) in exchange for a convertible note payable. The 7% convertible note was secured by all of the assets purchased.

          In May 1995, VideoLabs exercised its right of conversion under the terms and conditions of the convertible note payable. The conversion resulted in VideoLabs receiving 88,888 shares of the Company's common stock in exchange for the $100,000 convertible note payable.

    (6)   LEASES

          The Company leases office space and various equipment under noncancelable operating leases. Future minimum rental payments due under noncancelable operating leases are as follows:

              Fiscal year ending June 30:

              1997                      $    108,983
              1998                           102,898
              1999                            18,125


           Total rental expense was $136,680 and $30,561 for the years ended June 30, 1996 and 1995, respectively, and $11,100 for the period from December 21, 1993 (inception) to June 30, 1994.

    (7)   RELATED PARTIES

          As discussed in note 5, the Company purchased certain assets from VideoLabs. One of the Company's directors is also a director of VideoLabs. This same director holds ownership interests in both VideoLabs and the Company. The Company purchases cameras from VideoLabs and sells them as optional equipment with the Company's Eris System. During the years ended June 30, 1996 and 1995, the Company's purchases from VideoLabs totaled approximately $57,140 and $25,000, respectively.

          A former officer of the Company is associated with an engineering firm that rendered services to the Company. The Company paid the engineering firm approximately $187,000 during the period in which the individual was an officer of the Company [from December 21, 1993 (inception) through August 1994].

    (8)   ACCRUED EXPENSES

          Accrued expenses consisted of the following at June 30:

                                                    1996          1995
                                                    ----          ----


Severance [note 9(c)]                           $   225,590            0
Inventory commitment [note 9(d)]                    382,192            0
Miscellaneous, other                                253,804      157,488
                                                -----------      -------

                                                $   861,586      157,488
                                                ===========      =======


    (9)   COMMITMENTS AND CONTINGENCIES

          (a)    ROYALTY AGREEMENTS

                 During 1996, the Company entered into a royalty agreement with a software development company. Pursuant to the agreement, the Company is to pay a royalty fee ranging from 25% (1 to 2,000 systems sold) to 5% (over 20,000 systems sold) of unit list price depending on the volume of systems sold. The agreement provides for a first year minimum royalty commitment of $100,000. Sales of Eris Systems containing the software per this royalty agreement are anticipated to begin in fiscal year 1997.

                 During 1994, the Company entered into royalty agreements with two vendors who contributed to the design and development of the Company's Eris System. Under one agreement, the Company paid a royalty of approximately $46,000. Under the agreement with the second vendor, the Company is obligated to pay a l-1/2% royalty to the vendor on net sales for up to 5,000 systems, 1% royalty for the next 5,000 systems and 1/2% royalty for the following 5,000 systems.

          (b)    SOFTWARE LICENSE AGREEMENTS

                 During 1996, the Company entered into a software license
                    agreement with a software development company. Pursuant to the agreement, in addition to upfront licensing and production fees, the Company is to pay a royalty fee of $40 on each of the first 1,000 Video Conferencing Systems (VC Systems) sold, $4.75 for the following 9,000 VC Systems, $6.25 for the following 90,000 VC Systems and $5.10 for each VC System sold in excess of 100,000. Sales of the related VC Systems is anticipated to begin in fiscal year 1997.

                 During 1994, the Company entered into a software license
                    agreement with a separate software development company. Pursuant to the agreement, the Company is to pay a royalty fee of $25 on each of the first 10,000 systems sold, $15 on each system over 10,000 up to 50,000 and $8 on each system sold in excess of 50,000 for certain software used in the Eris System.

          (c)    EMPLOYMENT AGREEMENTS

                 In July 1996, the Company entered into a two-year employment agreement with the Company's President and Chief Executive Officer. Pursuant to the agreement, the officer will receive an annual salary of $150,000. The agreement provides for payment to the officer of up to twelve month's salary and benefits in the event of termination without cause or the Company's breach of a material term of the agreement.

                 During fiscal year 1995, the Company entered into employment agreements with four officers. During fiscal year 1996, three of these officers either resigned from the Company or their employment was terminated by the Company. Based on either the termination clause of the original employment agreements or a separate termination letter between the officer and the Company, the Company provided for severance payments to these three officers at June 30, 1996. One of the three officers formed a new company in which the Company obtained a 20% ownership position as part of the seperation settlement. On September 13, 1996, the fourth officer also resigned from the Company.

          (d)    MANUFACTURING AGREEMENT

                 During 1996 and 1995, the Eris System was manufactured by a third party custom manufacturer (the Manufacturer). The Manufacturer provided substantially all parts and manufacturing supplies for the Company's product.

                 On August 9, 1996, the Company and the Manufacturer terminated the manufacturing agreement. Pursuant to this termination agreement, the Manufacturer has agreed to produce, and the Company has agreed to purchase, 690 completed Eris System units. In addition, upon the completion of the 690 units, the Company has agreed to purchase from the Manufacturer any remaining component inventory. During the year ended June 30, 1996, the Company recognized an impairment charge to value the related inventory at the lower of cost or market. The Company intends to utilize this component inventory with their new contract manufacturer.

                 On August 28, 1996, the Company entered into a new
                    manufacturing agreement with another third party custom manufacturer.

                 At June 30, 1995, the Company had outstanding, irrevocable bank letters of credit totaling $1,250,000. The letters of credit could be drawn upon through September 1995 by the Manufacturer. The letters of credit were guaranteed by two stockholders/directors and collateralized by all corporate assets, as defined in the underlying promissory notes. Warrants to purchase a total of 225,000 shares of common stock at $1 to $2 per share were issued as consideration for these guarantees. The estimated value of the warrants was capitalized and amortized over the terms of the letters of credit.

                 In May 1996, the Company also obtained irrevocable bank letters of credit totaling $600,000. The letters of credit could be drawn upon through May 1997 by the Manufacturer. The letters of credit were also guaranteed by the same two stockholders/directors and collateralized by assets pledged by the two stockholders/directors. Warrants to purchase a total of 15,000 shares of common stock at $8.00 per share were issued as consideration for these guarantees. The terms of the warrants provide that if, during the one year term of the letter of credit, the Company secures additional financing pursuant to a private placement or registered secondary offering of securities the warrant exercise price will be reduced to the price at which such securities are offered to investors. Based on the private placement discussed in note 14(b), the exercise price of the 15,000 warrants was reduced to $3 per share. The estimated value of the warrants was capitalized and is being amortized over the terms of the letters of credit.

          (e)    DISTRIBUTOR, DEALER, AND MANUFACTURER REPRESENTATIVE AGREEMENTS

                 The Company has entered into distributor or dealer agreements with several companies. Each distributor or dealer has minimum purchase obligations. The term of each agreement is one year, renewable for additional one-year periods. Distributors and dealers receive discounts ranging from 20% to 40% depending upon the number of systems ordered from the Company.

                 The Company has also entered into manufacturer representative agreements. The term of each agreement is one year and may be terminated for nonperformance. The manufacturer representatives receive a 6% commission on net sales, as defined by the agreements.

   (10)   INCOME TAXES

           The Company originally elected the provisions of Subchapter S of the Internal Revenue Code. Accordingly, the Company's taxable loss was passed through to its stockholders to be included in their individual income tax returns. Effective July 1, 1994, the Company's S-corporation status was revoked, as requested by the Company [see note 11(d)]. The Company began operating as a Subchapter C corporation beginning July 1, 1994.

           At June 30, 1996, the Company has approximately $6,500,000 of net operating loss carryforwards and $60,000 of tax credit carryforwards for federal income tax purposes, which begin to expire in 2010. Section 382 of the Internal Revenue Code of 1986 limits the use of the Company's net operating loss carryforwards as of the date of a more than 50% change in ownership. As a result the public offering discussed at note 11(a), a Section 382 ownership change occurred. As a result, the use of the net operating loss carryforward in any one year is limited to approximately $700,000.

           The provision for income taxes differs from the expected tax benefit computed by applying the federal corporate tax rate for the two year period ended June 30, 1996 and 1995 is as follows:

                                               1996         1995
                                               ----         ----

  Expected federal benefit                       34%          34
  State taxes, net                                6            6
  Change in valuation allowance                 (40)         (40)
                                                ---          ---

              Actual tax benefit                  0%           0
                                                ===          ===


               The tax effect of items which comprise a significant portion of deferred tax assets as of June 30, 1996 and 1995 is as follows:

                                                  1996              1995
                                                  ----              ----

Deferred tax assets:
   Net operating loss carryforwards         $    2,640,000         1,008,000
   Other                                           352,000            11,000
   Valuation allowance                          (2,992,000)       (1,019,000)
                                            --------------        ----------

            Net deferred tax asset          $            0                 0
                                            ==============        ==========

           A valuation allowance is provided when there is some likelihood that all or a portion of a deferred tax asset may not be recognized. The net deferred assets at June 30, 1996 and 1995, are fully offset by a valuation allowance. The valuation allowance is reviewed annually.


   (11)   CAPITAL STOCK

          (a)    SALES OF COMMON STOCK

                 Effective July 25, 1995, the Company offered 1,200,000 shares of common stock for sale to the public through an underwriter at a price of $6.25 per share. Net proceeds to the Company from the public offering, including the underwriters over-allotment option of 183,750 shares, was $7,408,180. The proceeds are being used to fund continued research and development, expand sales and marketing activities, purchase capital equipment and for other general corporate purposes, including working capital to finance accounts receivable and inventory.

                 During the year ended June 30, 1995, the Company had two
                    private offerings of its common stock. The Company received $520,000 in exchange for 260,000 shares of common stock ($2.00 per share) from the first private offering and $1,613,550 in exchange for 461,015 shares of common stock ($3.50 per share) from the second private offering. The above amounts include shares sold to directors of the Company of 117,500 shares and 80,000 shares, respectively.

                 During the year ended June 30, 1995, the Company received $500 from an employee/director of the Company for 100,000 shares of Company common stock [see note 11(b)]. The Company also sold common stock at fair market value to employees and directors and received $160,000 for 210,000 shares of Company common stock ($.50 to $3.50 per share).

                 In August 1994, the Company also sold common stock at fair market value and received $21,112 from a separate corporation for 21,112 shares of Company common stock ($1.00 per share).

                 During the period from December 21, 1993 through June 30, 1994, the Company sold common stock at fair market value to an employee and to a director and received $400,000 for 700,000 shares of Company common stock ($.50 to $1.00 per share).

          (b)    STOCK WARRANTS

                 In July 1995, in connection with the Company's initial public offering, the Company issued warrants to the underwriter for the purchase of 122,500 shares of Company common stock. Such warrants have a five-year term and are exercisable at $7.50 per share.

                 In May 1995, a director surrendered, to the Company, the right to purchase 66,000 shares at $1.00 per share of Company common stock. At the same time, the Company issued warrants to two employees/directors of the Company for the purchase of 33,000 shares each of Company common stock. Such warrants have a five-year term and are exercisable at $1.00 per share. On the date of issuance, the Company recorded $165,000 as compensation expense, representing the difference between the exercise price and the estimated fair market value of the warrants.

                 In February 1994, the Company issued warrants to an
                    employee/director of the Company for the purchase of 100,000 shares of Company common stock. Such warrants had a five year term and were exercisable at $.005 per share. The difference between the exercise price and the estimated fair market value of the warrants was recorded as compensation expense during the period ended June 30, 1994. As discussed at note 11(a), these warrants were exercised in October 1994.

                 Also in February 1994, the Company issued warrants to another employee/director of the Company for the purchase of 100,000 shares of Company common stock. Such warrants terminate at the earlier of December 31, 1999 or upon the voluntary resignation of the employee prior to January 1, 1996 and are exercisable at $.50 per share.

                 In April 1994, the Company issued warrants to a separate
                    corporation for the purchase of 100,000 shares of Company common stock. Such warrants have a five-year term and are exercisable at $.50 per share.

                    Additional warrants were issued in conjunction with guarantees on standby letters of credit [see note 9(d)].

          (c)    STOCK OPTIONS

                 The Company has a stock plan which permits the granting of stock options, including incentive stock options as defined under Section 422 of the Internal Revenue Code of 1986, nonqualified stock options and restricted stock. The exercise price for options granted under the stock plan shall be at a price determined at the sole discretion of the compensation committee of the Company's board of directors provided, however, that incentive stock options granted under the plan shall be granted at exercise prices equal to the fair market value on the date of grant (110% for a stockholder holding 10% or more of the outstanding shares of common stock).

                 The Company has reserved 400,000 shares of common stock for issuance under the plan. 86,500 shares remained available at June 30, 1996. Options issued become exercisable ratably over the first four years from the grant date and certain options are subject to accelerated vesting based upon individual employment agreements. 79,375 and 0 shares were exercisable at June 30, 1996 and 1995, respectively.

                    A summary of changes in common stock options during the year ended June 30, 1996 is as follows:

                                                        Price
                                          Shares      per share
                                          ------      ---------

Outstanding at June 30, 1995             242,500   $   2.20-6.25

     Granted                              71,000       6.25-9.25
     Exercised                           (26,250)      2.20-3.50
     Cancelled                           (33,750)      2.20-3.50
                                         -------   -------------


Outstanding at June 30, 1996             253,500   $   2.20-9.25
                                         =======   =============


          (d)    TERMINATION OF S-CORPORATION STATUS

                 Effective July 1, 1994, the Company's S-corporation status was revoked, as requested by the Company. In accordance with Securities and Exchange Commission rules, the Company's accumulated deficit of $470,829 as of the termination of the S-corporation election was reclassified against additional paid-in capital.

          (e)    STOCK SPLIT

                 On September 9, 1994, the Company effected a two-for-one stock split. All share and per share data for prior periods presented have been restated to reflect the stock split.

          (f)    UNDESIGNATED COMMON STOCK

                 In June 1995, the Company authorized 5,000,000 undesignated shares of common stock.

   (12)   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS



                The following methods and assumptions were used to estimate the fair values of financial instruments:

                CASH AND CASH EQUIVALENTS

                The carrying amount approximates fair value because of the short maturity of those instruments.


   (13)   FINANCIAL INFORMATION BY GEOGRAPHIC AREA

               The Company's net sales, loss from operations, and total assets summarized by geographical area is as follows:

                                1996             1995
                                ----             ----

Net sales:
    United States         $    1,399,947         217,518
    U.K. subsidiary              225,773          12,480
                          --------------      ----------

         Total            $    1,625,720         229,998
                          ==============      ==========

Loss from operations:
    United States         $  (4,303,030)     (2,375,157)
    U.K. subsidiary            (756,162)       (137,327)
                          --------------      ----------

         Total            $  (5,059,192)     (2,512,394)
                          =============      ==========

Total assets:
    United States         $    4,762,040       1,677,001
    U.K. subsidiary              272,391          43,373
    Eliminations             (1,015,773)       (172,660)
                          --------------      ----------

         Total            $    4,018,658       1,547,714
                          ==============       =========


   (14)   MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

          Sales to three unaffiliated customers aggregated approximately 32% of net sales in fiscal 1996. In addition, accounts receivable from these three unaffiliated customers aggregated approximately 45% of total accounts receivable as of June 30, 1996. Historically, the Company has not experienced write-offs related to these major customers, and no such losses are expected related to the balances of accounts receivable due from these customers as of June 30, 1996.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           (A) EXECUTIVE OFFICERS AND DIRECTORS

         Information concerning Executive Officers and Directors of the Company in the Company's 1996 Proxy Statement under the caption "Election of Directors" is incorporated herein by reference.



           (B) SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1996 Proxy Statement is incorporated herein by reference.



ITEM 10.    EXECUTIVE COMPENSATION

           The information under the caption "Executive Compensation" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1996 Proxy Statement is incorporated herein by reference.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Certain Relationships and Related Transactions" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS. See Exhibit Index at page 14, which is incorporated herein by reference. Exhibits that cover management contracts or compensatory plans or arrangements are marked with an asterisk(*) in the Exhibit Index.

           (b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1996.


                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 1996                   RSI SYSTEMS, INC.


                                  By:     /s/ Donald C. Lies
                                         ------------------------
                                         President and Chief Executive Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 15, 1996.

                                POWER OF ATTORNEY

           Each person whose signature appears below constitutes and appoints Donald C. Lies as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

              SIGNATURE                                           TITLE

/s/ Richard J. Braun                              Chairman of the Board
---------------------------------------
Richard J. Braun

/s/ Donald C. Lies                                Director, President, Chief
---------------------------------------
Donald C. Lies                                    Executive Officer (principal
                                                  executive, financial and
                                                  accounting officer)

/s/ William J. Brummond                           Director
---------------------------------------
William J. Brummond

/s/ Richard F. Craven                             Director
---------------------------------------
Richard F. Craven

                                                  Director
---------------------------------------
Byron G. Shaffer

/s/ Dennis A. Leese                               Vice Chairman of the Board
---------------------------------------
Dennis A. Leese


/s/ David W. Stassen                              Director
---------------------------------------
David W. Stassen





                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
                  FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 1996


     Item No.                    Title of Document                                Method of Filing
-------------------- ------------------------------------------- ----------------------------------------------------
3.1                  Articles of Incorporation, as amended       Filed as Exhibit 3.1 to the Form SB-2 Registration
                                                                 Statement of the Company, File No. 33-93240C, (the
                                                                 "SB-2 Registration Statement") and incorporated
                                                                 herein by reference

3.2                  Bylaws, as amended                          Filed as Exhibit 3.2 to the SB-2 Registration
                                                                 Statement and incorporated herein by reference.

10.1                 1994 Stock Plan *                           Filed as Exhibit 10.5 to the SB-2 Registration
                                                                 Statement and incorporated herein by reference.

10.2                 Form of Distribution Agreement              Filed as Exhibit 10.3 to the SB-2 Registration
                                                                 Statement and incorporated herein by reference.`

10.3                 Form of Manufacturers' Representative       Filed as Exhibit 10.4 to the SB-2  Registration
                     Agreement                                   Statement and incorporated herein by reference.

10.4                 Employment Agreement between the Company    Filed as Exhibit 10.5 to the SB-2 Registration
                     and Dennis A. Leese*                        Statement and incorporated herein by reference.

10.5                 Employment Agreement between the Company    Filed as Exhibit 10.6 to the SB-2 Registration
                     and Douglas S. Clapp*                       Statement and incorporated herein by reference.

10.6                 Employment Agreement between the Company    Filed as Exhibit 10.7 to the SB-2 Registration
                     and William J. Brummond*                    Statement and incorporated herein by reference.

10.7                 Employment Agreement between the Company    Filed as Exhibit 10.8 to the SB-2 Registration
                     and Bryan R. Gray*                          Statement and incorporated herein by reference.

10.8                 Form of Inventions, Confidential            Filed as Exhibit 10.2 to the SB-2 Registration
                     Information and Non-Competition             Statement and incorporated herein by reference.
                     Agreement

10.9                 Letter of Credit Agreement, dated           Filed as Exhibit 10.13 to the SB-2 Registration
                     September 19, 1994                          Statement and incorporated herein by reference.

10.10                Letter of Credit Agreement, dated           Filed as Exhibit 10.14 to the SB-2 Registration
                     December 13, 1994, as amended               Statement and incorporated herein by reference.

10.11                Link Technology Inc. Source Code Software   Filed as Exhibit 10.15 to the SB-2 Registration
                     License Agreement                           Statement and incorporated herein by reference.

10.12                Design Royalty Agreement between the        Filed as Exhibit 10.16 to the SB-2 Registration
                     Company and Worrell Design Inc.             Statement and incorporated herein by reference.

10.13                Development agreement between the Company   Filed as Exhibit 10.17 to the SB-2 Registration
                     and ZH Computer Inc., with a supplement     Statement and incorporated herein by reference.

10.14                OEM Agreement with NBSI, dated March 17,    Filed as Exhibit 10.18 to the SB-2 Registration
                     1995                                        Statement and incorporated herein by reference.

10.15                License Agreement with DSP Software         Filed herewith electronically.
                     Engineering, Inc. dated February 1, 1996

10.16                Manufacturing Agreement with Lucent         Filed herewith electronically.
                     Technologies, Inc. dated August 9, 1996

10.17                Addendum to License Agreement with Link     Filed herewith electronically.
                     Technology, Inc. dated April 29, 1996

10.18                International Distributor Agreement with    Filed herewith electronically.
                     Canon Trading USA dated September 20, 1996

10.19                OEM Agreement with Future Labs, Inc.        Filed herewith electronically.
                     dated March 8, 1996

10.20                Employment Agreement between the Company    Filed herewith electronically.
                     and Donald Lies*

10.21                Manufacturing Agreement with Altron, Inc.   Filed herewith electronically.
                     dated August 28, 1996

10.22                Separation Agreement and Release between    Filed herewith electronically.
                     Company and Douglas S. Clapp dated May 1,
                     1996*

10.23                Selling Agency Agreement with Miller        Filed herewith electronically.
                     Johnson & Kuehn Incorporated dated August
                     22, 1996

10.24                Shareholder Agreement dated April 30, 1996  Filed herewith electronically.

21.1                 Subsidiary of the Registrant                Filed herewith electronically.

23.1                 Consent of KPMG Peat Marwick LLP            Filed herewith electronically.

24.1                 Power of Attorney                           Included in signature page of this Registration
                                                                 Statement and incorporated herein by reference

27.1                 Financial Data Schedule                     Filed herewith electronically.


* Denotes an exhibit that covers management contracts or compensatory plans or arrangements.

         The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Secretary, RSl Systems, Inc. at the executive offices of the Company.