Form 10KSB/A
period 1996-06-30
RSI SYSTEMS INC/MN
filed 1996-10-28
CIK 936130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

      [x] AMENDMENT NO. 1 TO ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                    For the fiscal year ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB for any amendment to this Form 10-KSB. [x]

The Company's revenues for its most recent fiscal year were $1,625,720.

On October 1, 1996, the Company had 4,751,015 shares of common stock, $.01 par value, outstanding, and the aggregate market value of the common stock as of that date (based on the average of the closing bid and asked prices as of that date as reported by the Nasdaq SmallCap Market), excluding outstanding shares beneficially owned by directors and officers, was approximately $15,069,471.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (check one):  Yes [ ] ;No [x]



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        (a) DIRECTORS AND EXECUTIVE OFFICERS

NAME                        AGE              POSITION WITH COMPANY
----                        ---              ---------------------

Richard J. Braun             51              Chairman of the Board

Dennis A. Leese              51              Vice Chairman of the Board

Donald C. Lies               48              Chief Executive Officer,
                                             President, and Director

William J. Brummond          45              Director

Richard F. Craven            53              Director

Byron G. Shaffer             63              Director

David W. Stassen             44              Director


     RICHARD J. BRAUN was elected as a director of the Company in June 1995.
He is the Chief Executive Officer and a director of Editek, Inc., a business specializing in clinical and forensic diagnostic and testing. He has served as a Managing Director of Headwaters Capital Management LLC, a management investment company, and President of Headwaters Capital Corporation. From 1992 to 1994, Mr. Braun was Chief Operating Officer and a director of Employee Benefit Plans, Inc., a provider of managed care, benefit plans and insurance services, and Chief Executive Officer of EBP Life Insurance Company. From 1989 to 1991, Mr. Braun was Chief Operating Officer and a director of Reich and Tang LP., a private investment firm. He is also a director of North Star Universal, Inc.

     DENNIS A. LEESE has served as a director of the Company since February 1995. Mr. Leese is the Chief Executive Officer and President of DBNS, Inc, a telecommunication and software company. Mr. Leese served as President of the Company from February 1994 to June 1996, and he served as Chief Executive Officer of the Company from August 1994 to June 1996. Before joining the Company, Mr. Leese was Senior Vice President of Sales and Marketing at Augat Communications in Seattle, Washington, a subsidiary of Augat, Inc. and an equipment supplier to telecommunication and cable television companies, from October 1991 until December 1993. From April 1990 until October 1991, Mr. Leese was Chief Operating Officer at ALS, a supplier of software-based training programs on telecommunications technology, in Minneapolis, Minnesota.

     DONALD C. LIES became President, Chief Executive Officer and a director of the Company on July 1, 1996. Before joining the Company, Mr. Lies founded CHORUS Marketing Group in May of 1989 and served as its President until June of 1996. CHORUS specialized in both reengineering of management and marketing and sales processes for a variety of office and factory automation systems manufacturers and service providers. From 1987 to 1989, Mr. Lies served as the Vice President of Marketing and Sales for Com Squared Systems, a computer software design, manufacturing and reselling company. From 1985 to 1987, Mr. Lies was director of Scanning Products Marketing for commercial products at National Computer Systems. Prior to that, Mr. Lies served five years with Norstan, Inc. as General Manager and Vice President for its information systems division. Prior to joining Norstan, Mr. Lies was in sales for the office systems group of IBM. Mr. Lies is the brother-in-law of David W. Stassen who is also a director of the Company.

     WILLIAM J. BRUMMOND has served as a director of the Company since June 1995. Mr. Brummond has recently become the Chief Executive Officer of MedVision Inc. Mr. Brummond served as Chief Financial Officer and Treasurer of the Company from May 1995 until August 1996. Prior to joining the Company, Mr. Brummond helped found Medisys, Inc., a public company which sells infusion therapy products and services, and served as its Chief Executive Officer from 1990 until 1994 and as its Chief Operating Officer from 1987 until 1990. From October 1994 until May 1995, Mr. Brummond served as President and a consultant for BDC, Inc., a management consulting company.

     RICHARD F. CRAVEN, a founder of the Company, has served as a director since its inception in December 1993. Mr. Craven is a private investor and has been involved as a manager, owner and developer in several real estate ventures. He has been a licensed real estate broker and a licensed insurance agent since 1965. Mr. Craven is also a director of VideoLabs, Inc.

     BYRON G. SHAFFER has served as a director of the Company since February 1995. Mr. Shaffer has been a private investor for the last 20 years and has also served as a director of Mentor Corp., a medical products manufacturer, since 1976.

     DAVID W. STASSEN was elected as a director of the Company in June 1995. He has served as President and Chief Executive Officer of Spine-Tech, Inc., a manufacturer of spinal implants, since June 1992 and as a director since June 1991. From January 1990 until June 1992, Mr. Stassen served as Executive Vice President of St. Paul Venture Capital, Inc. He is also a director of Avecor Cardiovascular, Inc., a medical products company. Mr. Stassen is the brother-in-law of Donald C. Lies who is the Chief Executive Officer, President and a director of the Company.

     Pursuant to the terms of the Company's Restated Articles of Incorporation, the directors are divided into three classes with the term of one class expiring each year. As the term of each class expires, the successors to the directors in that class will be elected for a term of three years. The terms of Messrs. Shaffer and Stassen expire at the 1996 Annual Meeting of Shareholders, the terms of Messrs. Brummond and Braun expire at the 1997 Annual Meeting of Shareholders and the term of Messrs. Leese and Craven expire at the 1998 Annual Meeting of Shareholders. Executive officers are elected by the Board of Directors and serve until their successors are elected and appointed.

BOARD OF DIRECTORS' COMMITTEES

     The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee, which consists of Messrs. Braun, Shaffer and Stassen, supervises the financial affairs of the Company and generally reviews the results and scope of the audit and other services provided by the Company'sindependent accountants and reports the results of their review to the full Board and to management. The Compensation Committee, which consists of Messrs. Braun, Shaffer and Stassen, has general responsibility for management of compensation matters, including recommendations to the Board of Directors on compensation arrangements for officers and incentive compensation for employees of the Company.

    (b) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 1996, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act.


ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company for services rendered from inception through June 30,1994, and for the years ended June 30, 1995 and June 30, 1996 to (i) all persons who served as the Chief Executive Officer of the Company during fiscal 1996 and (ii) the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 in fiscal 1996 (the "Named Executive Officers"). Other than those individuals listed below, no executive officer of the Company received cash compensation of more than $100,000 in fiscal 1996.



                           SUMMARY COMPENSATION TABLE

                                                           Long-Term Compensation
                                   Annual Compensation     ----------------------
Name and Principal                 --------------------           Securities         All Other
Position (1)              Year     Salary        Bonus      Underlying Options(#)  Compensation
-----------------------   ----     ------        ------    ----------------------  ------------
Dennis A. Leese (1)       1996    $149,994        $ 0                    0           $    0
Former Chief Executive    1995      60,000          0               40,000            5,808(2)
Officer and President     1994      49,500(3)       0                    0            2,939(2)

William J. Brummond (4)   1996     130,000          0                    0                0
Former Chief Financial    1995      14,833          0               25,000                0
Officer                   1994         --          --                  --                 --

Douglas S. Clapp (5)      1996     120,000          0                    0                0
Former Executive Vice     1995      93,250          0               30,000                0
President and Chief       1994      37,500          0                    0                0
Technology Officer

John P. Griffin (6)       1996     105,231          0                    0                0
Former Vice President     1995      20,770          0               25,000                0
of Marketing/Product      1994         --           0                  --                --
Development

-----------------------
(1) Mr. Leese resigned as Chief Executive Officer and President in June of 1996. Donald C. Lies was appointed President and Chief Executive Officer, effective as of July 1, 1996.

(2)  Consists of monthly payments of $484 for Mr. Leese's COBRA coverage.

(3) In lieu of cash compensation, the Company issued a warrant to Mr. Leese for the purchase of 100,000 shares of the Company's Common Stock at $.005 per share. The difference between the exercise price and the estimate fair market value of the warrant was recorded as compensation.

(4)  Mr. Brummond resigned as Chief Financial Officer in August 1996.

(5) Mr. Clapp resigned as Executive Vice President, Chief Technology Officer and Secretary effective May 1, 1996.

(6) Mr. Griffin resigned as Vice President of Marketing and Product Development in October 1996.


OPTION GRANTS AND EXERCISES

     None of the Named Executive Officers were granted options during the fiscal year ended June 30, 1996. The table below sets forth the option exercises of the Named Executive Officers and the potential realizable value of the options held by such persons at June 30, 1996.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                            VALUE OF UNEXERCISED
                            SHARES ACQUIRED      VALUE        NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
      NAME                  ON EXERCISE (#)   REALIZED ($)  OPTIONS AT JUNE 30, 1996(#)    AT JUNE 30, 1996($)(1)
      ----                  ---------------   ------------  ---------------------------   -------------------------
                                                             EXERCISABLE UNEXERCISABLE    EXERCISABLE UNEXERCISABLE
                                                            ------------ --------------   ----------- -------------
Dennis A. Leese                     0             $ 0          10,000        30,000        $ 58,000      $174,000
William J. Brummond                 0               0           6,250        18,750          28,125        84,375
Douglas S. Clapp                    0               0               0             0               0             0
John P. Griffin                     0               0           6,250        18,750          28,125        84,375

----------------------
(1) Based on the June 30, 1996 closing price of the Common Stock on Friday, June 28, 1996 of $8.00 per share.


EMPLOYMENT AGREEMENTS

     The Company and Donald C. Lies have entered into an employment agreement, dated as of July 1, 1996, which provides that Mr. Lies will receive the following: (i)an annual salary of $150,000; (ii) a grant of 25,000 shares of restricted Common Stock vesting in equal increments of 25% of such shares at each interval of six months from the effective date of Mr. Lies employment, so long as Mr. Lies remains employed by the Company; (iii) a grant of options to purchase 110,000 shares of Common Stock at $8.00 per share, vesting in equal increments of 25% of such options at each interval of six months from July 1, 1996, so long as Mr.Lies remains employed by the Company; and (iv) an automobile allowance of $650 per month. Mr. Lies has also agreed to purchase 110,000 shares of Common Stock at a price of $3.00 per share, for which Mr. Lies will give the Company a $330,000 nonrecourse promissory note secured by the 110,000 shares purchased. The note bears interest at the prime rate and is due on July 1, 2001, unless Mr.Lies employment with the Company is terminated within two years of July 1, 1996, in which event the Company may, at its option, declare the note due and payable in full. In addition to the foregoing, Mr. Lies is entitled to all other benefits available generally to employees of the Company, including vacation and health benefits.

      The Company and Douglas S. Clapp, the former Executive Vice President and Chief Technology Officer of the Company, have entered into a Separation and Release Agreement, effective as of May 1, 1996, that provides that Mr. Clapp will receive severance payments from the Company, in accordance with the Company's standard payroll practices, totalling $120,000 over the 12 month period ending April 30, 1997. Mr. Clapp will continue to receive a car allowance of $600 per month over the 12 month period ending April 30, 1997.

COMPENSATION OF DIRECTORS


      The Board of Directors of the Company has established the following compensatio policies for non-employee directors of the Company. Non-employee directors receive $100 for each meeting attended. Also, under the Company's 1994 Stock Plan, each non-employee director is granted, upon election to the Board, an option to purchase 10,000 shares of Common Stock, exercisable at fair market value and vesting in equal increments of 25% every three months and expiring ten years from the date of grant. After the year of election, each non-employee director will also receive annually an option to purchase 5,000 shares of Common Stock. Directors who are employees of the Company receive no additional compensation for serving as directors.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 1, 1996, the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such group or person. The address for all directors and officers of the Company is 7400 Metro Boulevard, Suite 475, Minneapolis, MN, 55439.


                                    NUMBER OF SHARES
             NAME                  BENEFICIALLY OWNED      PERCENTAGE OWNED
             ----                  ------------------      ----------------
Richard J. Braun .................      95,001(1)                2.0%
Dennis A. Leese ..................     404,750(2)                8.4
Donald C. Lies ...................     135,000                   2.8
William J. Brummond ..............      69,250(3)                1.4
Richard F. Craven ................     819,500(4)               16.7
Byron G. Shaffer .................     222,500(5)                4.6
David W. Stassen .................      25,000(6)                 *
Douglas S. Clapp .................     200,000                   4.2
John P. Griffin ..................      17,500                    *
Perkins Capital Management, Inc...     374,000(7)                7.9
All Current Executive Officers and   1,771,001(8)               34.5
Directors as a Group (7 persons)

-------------------------------
 *  Indicates ownership of less than 1%.

(1) Includes 60,000 shares which may be acquired within 60 days upon the exercise of stock options.

(2) Includes 73,000 shares which may be acquired within 60 days upon the exercise of stock options and warrants.

(3) Includes 39,250 shares which may be acquired within 60 days upon the exercise of stock options and warrants.

(4) Includes (i) 151,500 shares which may be acquired within 60 days upon the exercise of stock options and warrants and (ii) 15,000 shares owned by Mr. Craven's three children.

(5) Includes (i) 42,500 shares which may be acquired within 60 days upon the exercise of stock options and warrants and (ii) 8,000 shares owned by Mr. Shaffer's four children.

(6) Includes 10,000 shares which may be acquired within 60 days upon the exercise of stock options.

(7) Based on a Schedule 13G filed by Perkins Capital Management, Inc. ("PCM"), dated February 1, 1996. Includes 122,450 shares over which PCM has sole voting power and 374,000 shares over which PCM has sole dispositive power. The address of PCM is 730 East Lake Street, Wayzata, MN, 55391-1769.

(8) Includes 376,250 shares which may be acquired within 60 days upon the exercise of stock options and warrants.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      Mr. Richard Craven, a director of the Company, is a director of VideoLabs, Inc. ("VideoLabs"), a Minneapolis, Minnesota based manufacturer of video cameras, and both Mr. Craven and Douglas Clapp, a former officer of the Company, are beneficial owners of more than 5% of the outstanding shares of VideoLabs. In December 1993, the Company purchased certain videoconferencing technology from VideoLabs and issued to VideoLabs a convertible promissory note in the amount of $100,000. In May 1995, VideoLabs converted its note into 88,888 shares, 25,000 shares of which were sold in July, 1995. In addition, the Company currently purchases FlexCam cameras from VideoLabs and sells them as optional equipment in connection with the sales of Eris Systems. From inception until June 30, 1995, the Company's purchases from VideoLabs totaled $22,740. In fiscal 1996, net purchases by the Company from VideoLabs were approximately $57,140. The Company believes its transactions with VideoLabs have been on terms no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.


      The Company was required to obtain a letter of credit in the amount of $1,000,000 in favor of AT&T Corporation in September 1994. Richard F. Craven, the Company's Chairman of the Board of Directors, pledged certain of his personal assets to secure his personal guarantee in order to obtain such letter of credit. In consideration of the personal guarantee, the Company issued Mr. Craven warrants to purchase 200,000 shares of the Company's Common Stock at $1.00 per share. The Company believes its transactions with Mr.Craven are on terms no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis. The letter of credit has now expired.

      The Company was also required to obtain a letter of credit in the amount of $250,000 in favor of AT&T Corporation in December 1994. Byron G. Shaffer, a director of the Company, and his spouse pledged certain of their personal assets to secure a personal guarantee in order to obtain such letter of credit. In consideration of the personal guarantee, the Company issued Mr. Shaffer a warrant to purchase 25,000 shares of the Company's Common Stock at $2.00 per share. The Company believes its transactions with Mr. Shaffer are on terms no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis. The letter of credit has now expired.

      In May 1996, the Company obtained a letter of credit in the amount of $600,000 in favor of Lucent Technologies (formerly AT&T) Custom Manufacturing Services. Messrs. Craven and Shaffer, directors of the Company, pledged certain personal assets to secure their personal guarantees of this letter of credit. In consideration of these directors' guarantees, the Company issued each of Messrs. Craven and Shaffer a warrant to purchase 7,500 shares of Common Stock with an exercise price equal to the market price of the Common Stock on the date of the warrant ($8.00 on May 22, 1996). The warrants expire on May 22, 2000. The terms of the warrants provide that if, during the one year term of the letter of credit, the Company secures additional financing pursuant to a private placement or registered secondary offering of securities, the warrant exercise price will be reduced to the price at which such securities are offered to investors. In connection with the recent private placement completed by the Company, the exercise price of the warrants has been reduced to $3.00 per share. The Company believes the foregoing transactions with Messrs. Craven and Shaffer are on terms no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.


      A former officer of the Company is the President of Eris Systems, Inc., an engineering firm that assisted the Company in the design and development of the Eris System. The Company paid Eris Systems, Inc. approximately $187,000 during the period in which the individual was an officer of the Company (from December 21,1993 through August 1994). Wild File, Inc., which is an affiliate of Eris Systems, Inc., currently owns a warrant to purchase 100,000 shares of the Company's Common Stock at $.50 per share. The Company believes its transactions with Eris Systems, Inc. and Wild File, Inc. were on terms no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.




                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated: October 28, 1996                   RSI SYSTEMS, INC.



                                     By:  /s/ Donald C. Lies
                                          -------------------------------------
                                          Donald C. Lies
                                          President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 28, 1996.

           SIGNATURE                                 TITLE
           ---------                                 -----

/s/ Richard J. Braun*                    Chairman of the Board
----------------------------------
Richard J. Braun


/s/ Donald C. Lies                       Director, President, Chief Executive
----------------------------------       Officer (principal executive,
Donald C. Lies                           financial and accounting officer)


/s/ William J. Brummond*                 Director
----------------------------------
William J. Brummond


/s/ Richard F. Craven*                   Director
----------------------------------
Richard F. Craven


/s/ Byron G. Shaffer*                    Director
----------------------------------
Byron G. Shaffer


/s/ Dennis A. Leese*                     Vice Chairman of the Board
----------------------------------
Dennis A. Leese


/s/ David W. Stassen*                    Director
----------------------------------
David W. Stassen


*By: /s/ Donald C. Lies
     -------------------------------------
     Donald C. Lies
     Attorney-in-Fact