Form 10QSB
period 1996-09-30
RSI SYSTEMS INC/MN
filed 1996-11-19
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

The Company had 4,752,265 shares of Common Stock, $ 0.01 par value per share, outstanding as of November 18, 1996.

Transitional Small Business Disclosure Format (Check one): Yes ____ No _XX_



                                RSI Systems, Inc.

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets - September 30, 1996
                    (unaudited) and June 30, 1996..............................3

                    Consolidated Statements of Operations (unaudited) - Three
                    months ended September 30, 1996 and 1995...................4

                    Consolidated Statements of Cash Flows (unaudited) - Three
                    months ended September 30, 1996 and 1995...................5

                    Notes to Consolidated Financial Statements ................6

         Item 2.    Management's Discussion and Analysis ......................7

PART II  OTHER INFORMATION ...................................................10

Signatures ...................................................................11

Exhibit Index ................................................................12


                        RSI SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1996 AND JUNE 30, 1996


                                                           September 30,         June 30,
                                                               1996                1996
                                                           -------------      ------------
                                                           (Unaudited)
               ASSETS
Current assets:
   Cash and cash equivalents                               $  4,211,410       $  1,032,921
   Accounts receivable, net                                     286,337            524,433
   Inventories                                                1,730,343          1,744,222
   Prepaid expenses                                             143,958            184,658
                                                           ------------       ------------

           Total current assets                               6,372,048          3,486,234
                                                           ------------       ------------

Property & equipment
   Furniture & equipment                                        696,133            619,807
   Leasehold improvements                                         4,818              4,818
       Less accumulated depreciation                           (215,583)          (168,282)
                                                           ------------       ------------
           Net property and equipment                           485,368            456,343
                                                           ------------       ------------

Other assets                                                    316,000            316,000
   Less accumulated amortization                               (259,269)          (239,919)
                                                           ------------       ------------
           Net other assets                                      56,731             76,081
                                                           ------------       ------------

                                                           $  6,914,147       $  4,018,658
                                                           ============       ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                             519,292            278,820
   Accrued expenses                                             674,760            861,586
                                                           ------------       ------------
           Total current liabilities                          1,194,052          1,140,406
                                                           ------------       ------------

Stockholders' equity
   Common stock, $.01 par value, 10,000,000 shares
       authorized, 3,251,015 and 4,752,265 issued and
       outstanding, respectively                                 47,523             32,510
   Additional paid-in capital                                14,167,388         10,214,252
   Foreign currency translation adjustment                      110,123             28,400
   Accumulated deficit                                       (8,604,939)        (7,396,910)
                                                           ------------       ------------
           Total stockholders' equity                         5,720,095          2,878,252
                                                           ------------       ------------

                                                           $  6,914,147       $  4,018,658
                                                           ============       ============
See accompanying notes to consolidated financial statements.


                        RSI SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                   Three months ended    Three months ended
                                                      September 30,         September 30,
                                                         1996                   1995
                                                   ------------------    ------------------
                                                      (Unaudited)           (Unaudited)
Net sales                                              $   433,876          $   187,508
Cost of goods sold                                         473,200              169,695
                                                       -----------          -----------

      Gross profit (loss)                                  (39,324)              17,813

Research and development                                   482,603              255,188
Selling, general, and administrative                       699,026              478,154
                                                       -----------          -----------

      Operating loss                                    (1,220,953)            (715,529)
                                                       -----------          -----------

Other income (expense)
      Interest income, net                                   7,963               56,899
      Other expense, net                                    (6,027)              (1,538)
                                                       -----------          -----------
           Other income, net                                 1,936               58,437
                                                       -----------          -----------

      Net loss                                         $(1,219,017)         $  (657,092)
                                                       ===========          ===========

      Loss per share                                   $     (0.37)         $     (0.24)
                                                       ===========          ===========

      Weighted average shares and common share
           equivalents outstanding                       3,284,969            2,768,284
                                                       ===========          ===========
See accompanying notes to consolidated financial statements.


                        RSI SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                             Three months ended  Three months ended
                                                                September 30,       September 30,
                                                                   1996                 1995
                                                             ------------------  ------------------
                                                                (Unaudited)         (Unaudited)
Cash flows from operating activities:
    Net loss                                                   $(1,219,017)         $  (657,092)
    Adjustments to reconcile net loss to net
          cash used in operating activities:
        Depreciation and amortization                               67,609               35,632
        Provision for doubtful accounts                               --                  6,000
        Other                                                         --                 (6,278)
        Foreign currency translation adjustment                     81,723                 --
        Changes in operating assets and liabilities:
          Accounts receivable                                      238,096              (32,686)
          Inventories                                               13,879             (230,607)
          Prepaid expenses                                          40,700                 --
          Other assets                                                --               (112,237)
          Accounts payable                                         240,472             (701,827)
          Accrued expenses                                        (186,826)             (38,274)
                                                               -----------          -----------
             Net cash used in operating activities                (723,364)          (1,737,369)
                                                               ===========          ===========

Cash flows from investing activities:
    Purchases of furniture and equipment                           (79,673)            (155,533)
    Proceeds from sale of equipment                                    275                 --
                                                                                    -----------
             Net cash used in investing activities                 (79,398)            (155,533)
                                                               -----------          -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                       3,968,149            7,457,745
    Other                                                           13,102                 (980)
                                                               -----------          -----------
             Net cash provided by financing activities           3,981,251            7,456,765
                                                               -----------          -----------

Net change in cash and cash equivalents                          3,178,489            5,563,863

Cash and cash equivalents at beginning of period                 1,032,921               57,046
                                                               -----------          -----------

 Cash and cash equivalents at end of period                    $ 4,211,410          $ 5,620,909
                                                               ===========          ===========
See accompanying notes to consolidated financial statements.


                        RSI SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1996 and 1995



1.  BASIS OF PRESENTATION:

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the Company's June 30, 1996 financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

The financial statements reflect all adjustments, of a normally recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods.


2.  PRIVATE OFFERING:

Effective September 30, 1996, the Company sold 1,500,000 shares of common stock to "accredited investors" through a private offering at a price of $ 3.00 per share. Net proceeds to the Company from the private placement were approximately $ 4,000,000. The proceeds will be used to fund continued research and development, expand sales and marketing activities, purchase capital equipment and inventory, finance accounts receivable, and for other general corporate purposes, including working capital. The Company is also negotiating a line of credit with a bank but no agreement has been reached.




                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RSI Systems, Inc. (the "Company") was organized in December 1993 and it designs, develops and markets telecommunications products for videoconferencing, collaborative computing, and high-speed data transfer. The Company's first product, the ERIS(TM) Visual Communications System, consisting of a peripheral device and applications software, enables personal computer users to engage in "desktop conferencing" - the ability of two PC users to conduct a video conference and simultaneously view and work on documents such as spreadsheets, diagrams or reports.

Fiscal 1996 was the first full year of sales of the Company's line of videoconferencing equipment and software, with these sales continuing into fiscal year 1997. During the first quarter of fiscal year 1997, the Company placed additional emphasis on the continued development of its direct sales force, which included the hiring of experienced sales representatives and the announcement of a new incentive-based compensation plan. The Company also revised its distributor sales program and established what it believes are important relationships with additional distributors, both in the U.S. and abroad.

During the first quarter of fiscal 1997 the Company also initiated actions to close its subsidiary in the UK, which had been used as its base for European operations. European sales efforts will now be directed from Amsterdam, The Netherlands, by a newly-hired factory-based employee who will spend much of his time in Europe. The Company feels that this approach will be more effective in securing direct sales in Europe and in developing a productive network of European distributors.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 1997 were $ 433,876, compared to $ 187,508 for the same period of fiscal 1996. The Company's revenue is derived from direct sales activity, and through sales to distributors who resell the Company's products to end users. As discussed above, fiscal 1996 was the first full year of product sales for the Company, and therefore sales in the first quarter of that year reflected the results of the Company's initial selling efforts in the market.

Cost of goods sold was $ 473,200 for the first quarter of fiscal 1997, in excess of sales for the period. This compares to cost of goods sold of $ 169,695, or 91% of sales in the comparable period last fiscal year.

The high cost of goods relative to sales in the first quarter of fiscal 1997 reflects high costs for product produced by the Company's previous contract manufacturer, coupled with discounted prices granted to certain customers who took delivery during this period. During the first quarter of fiscal 1997 the Company discontinued its relationship with its former contract manufacturer, and has now signed a new agreement with a new contract manufacturer. The new contract provides for lower product costs. Cost of goods sold in the first quarter of fiscal 1996 reflect manufacturing start-up costs and rework costs required to meet certain certification tests required by selected countries in both Europe and the Pacific Rim.

Research and development expenses were $ 482,603 for the first quarter of fiscal 1997, or 111% of sales, compared to research and development expenses of $ 255,188, or 136% of sales for the first quarter in the last fiscal year. During the first quarter of fiscal 1997 the Company announced a computer-free version of the Eris(TM) System, and completed prototype testing of its new Video Flyer product line, earlier code-named "Champion". The new Video Flyer was announced in October, 1996. First shipments are planned for early in calendar year 1997.

Selling, general, and administrative expense was $ 699,026 in the first quarter of fiscal 1997, or 161% of sales, compared to $ 478,154, or 255% of sales for the comparable period last year. These higher expenses in the current fiscal quarter reflect increased selling and product promotion activity, initial closing costs for the UK operations, as well as severance costs and related expenses associated with certain management changes occurring early in the quarter.

Other income (net) was $ 1,936 in the first quarter of fiscal 1997, compared to $ 58,437 in the comparable quarter of fiscal 1996. In fiscal 1996, the higher amount for other income is primarily due to interest income earned on cash proceeds resulting from the Company's initial public offering early in the quarter.

As a result of the foregoing, net income for the first quarter of fiscal 1997 was a loss of ($ 1,219,017), or ($0.37) per share, compared to a net loss of ($657,092) in the comparable period last year, or ($0.24) per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

Net cash used in operating activities was ($ 723,364) in the first quarter of fiscal 1997, compared to ($ 1,737,369) in the first quarter of fiscal 1996. While the quarterly net loss this year ($ 1,219,017) was considerably larger than the quarterly net loss last year ($ 657,092), the negative effect on cash flow was reduced this year, largely through a reduction in accounts receivable and an increase in accounts payable, which was partially offset by a reduction in accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was ($ 79,398) in the first quarter of fiscal 1997, compared to ($ 155,533) in the comparable quarter of fiscal 1996. The higher figure last year is largely the result of initial purchases of fixtures and test equipment in connection with early development activity on the Eris(TM) product line.

Cash Flows from Financing Activities

Effective September 30, 1996, the Company sold 1,500,000 shares of common stock to "accredited investors" through a private offering at a price of $ 3.00 per share. Net proceeds to the Company from the private placement were approximately $ 4,000,000. The proceeds will be used to fund continued research and development, expand sales and marketing activities, purchase capital equipment and inventory, finance accounts receivable, and for other general corporate purposes, including working capital. The Company is also negotiating a line of credit with a bank but no agreement has been reached.

In the comparable quarter last year, the Company completed an initial public offering of its common stock. The Company sold 1,383,750 shares of common stock, including 183,750 shares issued upon exercise of the underwriters over-allotment option, at a price of $ 6.25 per share. Net proceeds to the Company from the public offering were approximately $ 7,400,000.



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

                            (a)   Exhibit 27.1 - Financial Data Schedule

                            (b)  Reports on Form 8-K - None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RSI Systems, Inc.




Dated:   November 19, 1996               By: /s/ Donald C. Lies
                                            ------------------------------------

                                         Donald C. Lies
                                         Its President & Chief Executive Officer
                                         and (principal executive, financial,
                                         and accounting officer)




                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1996



Item No.            Title of Document                   Method of Filing
--------            -----------------                   ----------------


 27.1            Financial Data Schedule          Filed herewith electronically