Form 10QSB
period 1996-12-31
RSI SYSTEMS INC/MN
filed 1997-02-19
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM ______ to ______.



                         Commission File Number 0-27106



                                RSI Systems, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

            Minnesota                                          41-1767211
            ---------                                          ----------
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                           Identification No.)


7400 Metro Blvd., Suite 475, Minneapolis, Minnesota              55439
---------------------------------------------------              -----
     (Address of principal executive offices)                  (Zip Code)


                                 (612) 896-3020
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

The Company had 4,752,265 shares of Common Stock, $ 0.01 par value per share, outstanding as of February 19, 1997.

Transitional Small Business Disclosure Format (Check one):  Yes ____  No __X__




                               RSI Systems, Inc.

                                     INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets - December 31, 1996 (unaudited)
              and June 30, 1996 ............................................. 3

              Consolidated Statements of Operations (unaudited) - Three
              months and six months ended December 31, 1996 and 1995 ........ 4

              Consolidated Statements of Cash Flows (unaudited) - Six
              months ended December 31, 1996 and 1995 ....................... 5

              Notes to Consolidated Financial Statements .................... 6

    Item 2.   Management's Discussion and Analysis .......................... 7

PART II.  OTHER INFORMATION.................................................. 10

Signature.................................................................... 11

Exhibit Index................................................................ 12



                        RSI SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31 1996, AND JUNE 30, 1996

                                                                 December 31,        June 30,
                                                                     1996              1996
                                                                 ------------      ------------
                                                                  (Unaudited)
                      ASSETS
Current assets
         Cash and cash equivalents                               $    974,248      $  1,032,921
         Marketable securities                                      1,480,913              --
         Accounts receivable, net                                     291,578           524,433
         Inventories                                                1,184,022         1,744,222
         Prepaid expenses                                              99,934           184,658
                                                                 ------------      ------------

                  Total current assets                              4,030,695         3,486,234
                                                                 ------------      ------------

Property and equipment
         Furniture and equipment                                      632,241           619,807
         Leasehold improvements                                         4,818             4,818
            Less accumulated depreciation                            (217,763)         (168,282)
                                                                 ------------      ------------

                  Net property and equipment                          419,296           456,343
                                                                 ------------      ------------

Other assets                                                          316,000           316,000
         Less accumulated amortization                               (284,244)         (239,919)
                                                                 ------------      ------------

                  Net other assets                                     31,756            76,081
                                                                 ------------      ------------

                                                                 $  4,481,747      $  4,018,658
                                                                 ============      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Accounts payable                                             175,346           278,820
         Accrued expenses                                             549,268           861,586
                                                                 ------------      ------------

                  Total current liabilities                           724,614         1,140,406
                                                                 ------------      ------------

Stockholders' equity
         Common stock, $.01 par value, 10,000,000 shares
            authorized, 4,752,265 and 3,251,015 issued and
            outstanding, respectively                                  47,523            32,510
         Additional paid-in capital                                14,146,556        10,214,252
         Foreign currency translation adjustment                         --              28,400
         Accumulated deficit                                      (10,436,946)       (7,396,910)
                                                                 ------------      ------------
                   Total stockholders' equity                       3,757,133         2,878,252
                                                                 ------------      ------------

                                                                 $  4,481,747      $  4,018,658
                                                                 ============      ============

See accompanying notes to consolidated financial statements.



                        RSI SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                  Three months ended   Three months ended
                                                   December 31, 1996   December 31, 1995
                                                  ------------------   -----------------
Net sales                                             $   454,215        $   369,775
Cost of goods sold                                        350,918            350,627
Inventory writedown to lower of cost or market            570,557               --
                                                      -----------        -----------

         Gross profit (loss)                             (467,260)            19,148

Research and development                                  444,880            346,425
Selling, general, and administrative                      981,009            728,742
                                                      -----------        -----------

         Operating loss                                (1,893,149)        (1,056,019)
                                                      -----------        -----------

Other income (expense)
         Interest income, net                              36,811             63,503
         Other income (expense), net                       35,319             (1,692)
                                                      -----------        -----------

                  Other income, net                        72,130             61,811
                                                      -----------        -----------

                  Net loss                            $(1,821,019)       $  (994,208)
                                                      ===========        ===========

                  Loss per share                      $     (0.38)       $     (0.31)
                                                      ===========        ===========

         Weighted average shares and common
            share equivalents outstanding               4,752,265          3,245,640
                                                      ===========        ===========


                                                   Six months ended    Six months ended
                                                   December 31, 1996   December 31, 1995
                                                   -----------------   -----------------

Net sales                                             $   888,091        $   557,283
Cost of goods sold                                        824,118            520,322
Inventory writedown to lower of cost or market            570,557               --
                                                      -----------        -----------

         Gross profit (loss)                             (506,584)            36,961

Research and development                                  927,483            601,613
Selling, general, and administrative                    1,680,035          1,206,896
                                                      -----------        -----------

         Operating loss                                (3,114,102)        (1,771,548)
                                                      -----------        -----------

Other income (expense)
         Interest income, net                              38,747            120,402
         Other income (expense), net                       35,319               (154)
                                                      -----------        -----------

                  Other income, net                        74,066            120,248
                                                      -----------        -----------

                  Net loss                            $(3,040,036)       $(1,651,300)
                                                      ===========        ===========

                  Loss per share                      $     (0.76)       $     (0.55)
                                                      ===========        ===========

         Weighted average shares and common
            share equivalents outstanding               4,009,798          3,006,962
                                                      ===========        ===========

See accompanying notes to consolidated financial statements.




                        RSI SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                             Six months ended    Six months ended
                                                             December 31, 1996   December 31, 1995
                                                             -----------------   -----------------
Cash flows from operating activities:
         Net loss                                               (3,040,036)        (1,651,300)
         Adjustments to reconcile net loss to net
              cash used in operating activities:
            Depreciation and amortization                          131,768             60,706
            Provision for doubtful accounts                         61,933             36,857
            Inventory writedown to market                          570,557               --
            Foreign currency translation adjustment                (28,400)            21,600
            Changes in operating assets and liabilities:
                  Accounts receivable                              170,922           (254,853)
                  Inventories                                      (10,357)          (645,307)
                  Prepaid expenses                                  84,724           (117,730)
                  Accounts payable                                (103,474)          (416,464)
                  Accrued expenses                                (235,124)           (74,689)
                                                               -----------        -----------

                     Net cash used in operating
                       activities                               (2,397,487)        (3,041,180)
                                                               -----------        -----------

Cash flows from investing activities:
        Purchase of marketible securities                       (1,480,913)              --
        Purchases of furniture and equipment                      (127,590)          (321,415)
                                                               -----------        -----------

                     Net cash used in investing
                       activities                               (1,608,503)          (321,415)
                                                               -----------        -----------
Cash flows from financing activities:
         Proceeds from issuance of common stock                  3,947,317          7,410,012
         Other                                                        --                1,007
                                                               -----------        -----------

                     Net cash provided by financing
                       activities                                3,947,317          7,411,019
                                                               -----------        -----------

Net change in cash                                                 (58,673)         4,048,424

Cash and cash equivalents, beginning of period                   1,032,921             59,499
                                                               -----------        -----------

Cash and cash equivalents, end of period                       $   974,248        $ 4,107,923
                                                               ===========        ===========

See accompanying notes to consolidated financial statements.




                        RSI SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


1. BASIS OF PRESENTATION:

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the Company's June 30, 1996, financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

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




             CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT
          COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER FROM THOSE
                     PROJECTED IN FORWARD LOOKING STATEMENTS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products, customer acceptance of products and services, and other factors which are described herein and/or in documents incorporated by reference herein.

The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RSI Systems, Inc. (The "Company") was organized in December 1993 and it designs, develops and markets full-motion video and audio conferencing systems. With its first generation Eris(TM) peripheral products, the Company's original focus was to provide desktop personal computers and Macs with video conferencing capability -- the ability to conduct video conferences and simultaneously view and work on documents such as spreadsheets, diagrams, or reports. The first Eris(TM) shipments began in February 1995. Fiscal 1996 represented the Company's first full year of sales.

Beginning in July 1996 and continuing through December 31, 1996, a new management team refocused the Company's strategy. Products were repackaged and modified to solve reseller and customer needs for complete system solutions. Late in the first quarter of fiscal 1996, the Company brought to the emerging business conference room and private office marketplace, a COMPUTER-FREE(TM), totally cross-platform video conferencing system, allowing users to conference with any other H.320, standards-based system in the world through the use of Eris(TM) and any size standard TV.

Product development efforts continued in the second quarter of fiscal 1996. In October 1996, the Company's development team announced a second generation product -- the Video Flyer 2000/384(TM) system. Planned for shipment in the fourth quarter of fiscal 1997, the system offers significantly greater capability and permits operation with one, two or three ISDN lines, and POTS (Plain Old Telephone System).

Through December 31, 1996, the Company continued its newly focused efforts to build its internal sales capabilities and develop distribution channels to sell its products worldwide. In the second quarter, the Company also finalized the closure of its subsidiary in the UK, which had been used as its base for European operations. European sales efforts are now directed from Amsterdam, The Netherlands, by a corporate-based employee who spends much of his time in Europe. The Company feels that the approach will be more effective in securing direct sales in Europe and in developing a productive network of European distributors.

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal 1997 were $454,215 compared to $369,775 for the same period of fiscal 1996. Net sales for the six-month period ended December 31, 1996 were $888,091 compared to $557,283 for the same period last year. The Company's revenue is derived from direct sales activity, and through sales to distributors who resell the Company's products to end users. As discussed above, fiscal 1996 was the first full year of product sales for the Company, and therefore sales in that year reflected lower volume associated with the Company's initial selling efforts in the market. Cost of goods sold was $350,918 for the second quarter of fiscal 1997, or 77% of sales, compared to $350,627, or 95% of sales, in the comparable period last fiscal year. For the six-month period ended December 31, 1996, cost of goods sold was $824,118 or 93% of sales, compared to $520,322 or 93% of sales in the previous year.

The improved margins in the second quarter of fiscal 1997 resulted from sales of the Company's newly-packaged product configurations, and a lower amount of price discounting to customers. In the six-month period ended December 31, 1996, the high cost of goods sold reflects high costs for product produced by the Company's previous manufacturer, coupled with discounted pricing to certain customers who took delivery during the first quarter of fiscal 1997.

The high cost of goods sold relative to sales in the first and second quarter of fiscal 1996 is a result of low volume manufacturing and expenses associated with the rework of some product inventory. The rework was necessary to conform the Company's product to certain European and Pacific Rim country certification requirements.

The inventory write-down in the second quarter of fiscal 1997 reflects charges to reduce inventory to lower of cost or market valuation. During the second quarter of fiscal 1997, the Company decreased forecasted future shipments of its first product, ERIS (TM), as part of a phase-in of its new product, the Video Flyer(TM). As a result, the Company incurred lower of cost or market charges of $570,557.

Research and development expenses were $444,880 for the second quarter of fiscal 1997, or 98% of sales, compared to $346,425, or 94% of sales for the second quarter of last fiscal year. The increase is a result of the Company's continued software and hardware development and related testing of its Video Flyer(TM) product. For the six-month period ended December 31, 1996, research and development expenses amounted to $927,483 or 104% of sales compared to $601,613 or 108% of sales last year. The increase in expenses is a result of the Company's focus on both the COMPUTER-FREE(TM) Eris(TM) system and Video Flyer(TM) during the six-month period ended December 31, 1996.

Selling, general, and administrative expense was $981,009 in the second quarter of fiscal 1997, or 216% of sales, compared to $728,742 or 197% of sales for the comparable period last year. For the six-month period ended 12-31-96, selling, general and administrative expenses were $1,680,035 or 189% of sales, compared to $1,206,896 or 217% of sales last year. The higher expenses in the current fiscal quarter and first six months of fiscal 1997 reflect increased selling and product promotion activity over the prior year.

Other income (net) was $72,130 in the second quarter of fiscal 1997, compared to $61,811 in the comparable quarter of fiscal 1996 and $74,066 for the six-month period ended December 31, 1996 compared to $120,248 in the prior year. In fiscal 1996, the Company earned a higher amount of interest income primarily due to interest earned on higher cash balances generated from the Company's initial public offering. In fiscal 1997, offsetting the drop in interest income from fiscal 1996 was $35,319 of other income resulting from a reduction in the Company's foreign currency translation adjustment upon finalizing closure of the UK operation.

As a result of the foregoing, the net loss for the second quarter of fiscal 1997 was ($1,821,019), or ($0.38) per share, compared to a net loss of ($994,208), or ($0.31) per share in the comparable period last year. For the six-months ended December 31, 1996, the net loss was ($3,040,036) or ($0.76) per share, compared to a net loss of ($1,651,300) or ($0.55) per share last year.

OUTLOOK

The Company is aggressively pursuing its newly developed fiscal 1997 strategy of focused product and distribution initiatives. Although the Company has a limited operating history in the competitive and rapidly changing video conferencing industry it believes the initiatives will improve volume, revenues, margins and income from operations but the magnitude of these improvements is unknown.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

Net cash used in operating activities was ($2,397,487) for the six-month period ended December 31, 1996, compared to ($3,041,180) for the same period in the previous fiscal year. Although the net loss for the six-month period ended December 31, 1996 was significantly higher than last year, the decreased use of cash for operations of ($643,693) was primarily a result of a decrease in accounts receivable and prepaid expenses, and a decrease in the amount of inventory purchased during the current period compared to last year. The higher use of cash for operations last year was also a result of the Company's effort to decrease accounts payable to terms more in line with vendor expectations as of December 31, 1995. The decreased use of cash for operations in the six-month period ended December 31, 1996 was partially offset by a decrease in accrued expenses related to activities associated with the closure of the Company's UK operation, along with a reduction in various other miscellaneous accruals.

Cash Flows from Investing Activities

Net cash used in investing activities was ($1,608,503) in the six-month period ended December 31, 1996, compared to a use of ($321,415) in the comparable period for fiscal 1996. The higher figure in fiscal 1997 is largely the result of the Company's investment of cash in marketable securities during October, 1996. Purchases of furniture and equipment during the six-month period ended December 31, 1995 were greater than the comparable period ended December 31, 1996, due to the Company's initial investments in fixtures and test equipment in connection with development activity on the Eris(TM) product line.

Cash Flows from Financial Activities

Effective September 30, 1996, the Company sold 1,500,000 shares of common stock to "Accredited investors" through a private offering at a price of $3.00 per share. Net proceeds to the Company from the private placement was approximately $ 4,000,000. The proceeds will be used to fund continued research and development, expand sales and marketing activities, purchase capital equipment and inventory, finance accounts receivable, and for other general corporate purposes, including working capital. The Company is also negotiating a line of credit with a bank but no agreement has been reached.

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


                                         RSI Systems, Inc.



Dated:  February 19, 1996                By:  /s/  James D. Hanzlik
                                         --------------------------------
                                         Its Chief Financial Officer


                                         By:  /s/  Donald C. Lies
                                         --------------------------------
                                         Its President & Chief Executive Officer




                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
             FORM 10-QSB FOR THE SIX MONTHS ENDED DECEMBER 31, 1996



   Item No.          Title of Document              Method of Filing
   --------          -----------------              ----------------

     27.1         Financial Data Schedule     Filed herewith electronically