Form 10QSB
period 1997-03-31
RSI SYSTEMS INC/MN
filed 1997-05-15
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

The Company had 4,752,265 shares of Common Stock, $ 0.01 par value per share, outstanding as of May 12, 1997.

Transitional Small Business Disclosure Format (Check one):  Yes ___  No _X_


                                RSI Systems, Inc.

                                      INDEX


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - March 31, 1997 (unaudited)
                  and June 30, 1996...........................................3

                  Consolidated Statements of Operations (unaudited) - Three
                  months and nine months ended March 31, 1997 and 1996........4

                  Consolidated Statements of Cash Flows (unaudited) - Nine
                  months ended March 31, 1997 and 1996........................5

                  Notes to Consolidated Financial Statements..................6

         Item 2.  Management's Discussion and Analysis........................8

PART II. OTHER INFORMATION...................................................11


Signature....................................................................12

Exhibit Index................................................................13




                        RSI SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31 1997, AND JUNE 30, 1996


                                                            March 31,         June 30,
                                                              1997              1996
                                                          ------------      ------------
                                                          (Unaudited)
           ASSETS
Current assets
     Cash and cash equivalents                            $    348,239      $  1,032,921
     Marketable securities                                   1,500,000               -
     Accounts receivable, net                                  357,897           524,433
     Inventories                                               451,095         1,744,222
     Prepaid expenses                                          143,245           184,658
                                                          ------------      ------------

           Total current assets                              2,800,476         3,486,234
                                                          ------------      ------------

Property and equipment
     Furniture and equipment                                   675,523           619,807
     Leasehold improvements                                      4,818             4,818
       Less accumulated depreciation                          (272,580)         (168,282)
                                                          ------------      ------------

           Net property and equipment                          407,761           456,343
                                                          ------------      ------------

Other assets                                                   316,000           316,000
     Less accumulated amortization                            (309,219)         (239,919)
                                                          ------------      ------------

           Net other assets                                      6,781            76,081
                                                          ------------      ------------

                                                          $  3,215,018      $  4,018,658
                                                          ============      ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                          287,642           278,820
     Accrued expenses                                        1,108,498           861,586
                                                          ------------      ------------

           Total current liabilities                         1,396,140         1,140,406
                                                          ------------      ------------

Stockholders' equity
     Common stock, $.01 par value, 10,000,000 shares
       authorized, 4,752,265 and 3,251,015 issued and
       outstanding, respectively                                47,523            32,510
     Additional paid-in capital                             14,146,556        10,214,252
     Foreign currency translation adjustment                       -              28,400
     Accumulated deficit                                   (12,375,201)       (7,396,910)
                                                          ------------      ------------

           Total stockholders' equity                        1,818,878         2,878,252
                                                          ------------      ------------

                                                          $  3,215,018      $  4,018,658
                                                          ============      ============

See accompanying notes to consolidated financial statements.




                        RSI SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                  Three months ended   Three months ended
                                                    March 31, 1997       March 31, 1996
                                                  ------------------   ------------------
Net sales                                             $   668,535         $   243,349
Cost of goods sold                                        536,635             239,494
Inventory writedown to lower of cost or market            851,870                 -
                                                      -----------         -----------

     Gross profit (loss)                                 (719,970)              3,855

Research and development                                  365,150             264,949
Selling, general, and administrative                      857,677             788,543
                                                      -----------         -----------

     Operating loss                                    (1,942,797)         (1,049,637)
                                                      -----------         -----------

Other income (expense)
     Interest income, net                                  24,772              41,096
     Other income (expense), net                          (20,230)                  0
                                                      -----------         -----------

         Other income, net                                  4,542              41,096
                                                      -----------         -----------

         Net loss                                     $(1,938,255)        $(1,008,541)
                                                      ===========         ===========

         Loss per share                               $     (0.41)        $     (0.31)
                                                      ===========         ===========

     Weighted average shares and common
         share equivalents outstanding                  4,752,265           3,248,427
                                                      ===========         ===========


                                                    Nine months ended  Nine months ended
                                                      March 31, 1997    March 31, 1996
                                                    -----------------  -----------------

Net sales                                             $ 1,556,626         $   800,632
Cost of goods sold                                      1,352,752             759,816
Inventory writedown to lower of cost or market          1,430,428                 -


     Gross profit (loss)                               (1,226,554)             40,816

Research and development                                1,292,633             866,562
Selling, general, and administrative                    2,537,712           1,995,439
                                                      -----------         -----------

     Operating loss                                    (5,056,899)         (2,821,185)
                                                      -----------         -----------

Other income (expense)
     Interest income,  net                                 75,544             161,498
     Other income (expense), net                            3,064                (154)
                                                      -----------         -----------

         Other income,  net                                78,608             161,344
                                                      -----------         -----------

         Net loss                                     $(4,978,291)        $(2,659,841)
                                                      ===========         ===========

         Loss per share                               $     (1.17)        $     (0.86)
                                                      ===========         ===========

     Weighted average shares and common
         share equivalents outstanding
                                                        4,253,675           3,086,865
                                                      ===========         ===========


See accompanying notes to consolidated financial statements.




                        RSI SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                           Nine months ended   Nine months ended
                                                             March 31, 1997      March 31, 1996
                                                           -----------------   -----------------
Cash flows from operating activities:
     Net loss                                                 $(4,978,291)        $(2,659,841)
     Adjustments to reconcile net loss to net
              cash used in operating activities:
         Depreciation and amortization                            173,598             111,410
         Provision for doubtful accounts                          146,208              46,744
         Inventory writedown to market                          1,430,428                 -
         Foreign currency translation adjustment                  (28,400)             21,600
         Changes in operating assets and liabilities:
              Accounts receivable                                  20,328            (215,123)
              Inventories                                         (26,413)           (997,406)
              Prepaid expenses                                     41,413            (167,916)
              Accounts payable                                      8,822            (863,436)
              Accrued expenses                                    136,024             (89,418)
                                                              -----------         -----------

                 Net cash used in operating activities         (3,076,283)         (4,813,386)
                                                              -----------         -----------

Cash flows from investing activities:
     Purchase of marketable securities                         (1,500,000)                -
     Purchases of furniture and equipment                         (55,716)           (420,030)
                                                              -----------         -----------

                 Net cash used in
                 investing activities                          (1,555,716)           (420,030)
                                                              -----------         -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                     3,947,317           7,421,729
     Other                                                            -                 1,003
                                                              -----------         -----------

                 Net cash provided by financing
                 activities                                     3,947,317           7,422,732
                                                              -----------         -----------

Net change in cash                                               (684,682)          2,189,316

Cash and cash equivalents, beginning of period                  1,032,921              59,499
                                                              -----------         -----------

Cash and cash equivalents, end of period                      $   348,239         $ 2,248,815
                                                              ===========         ===========


See accompanying notes to consolidated financial statements.



                        RSI SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             March 31, 1997 and 1996


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

RSI Systems, Inc. (The "Company") was organized in December 1993 and it designs, develops and markets full-motion video and audio conferencing systems. With its first generation Eris(TM) peripheral products, the Company's original focus was to provide desktop personal computers and Macs with video conferencing capability--the ability to conduct video conferences and simultaneously view and work on documents such as spreadsheets, diagrams, or reports. The first Eris(TM) shipments began in February 1995. Fiscal 1996 represented the Company's first full year of sales.

Beginning in July 1996, a new management team refocused the Company's strategy. Products were repackaged and modified to solve reseller and customer needs for complete system solutions. Late in the first quarter of fiscal 1997, the Company brought to the emerging business conference room and private office marketplace, a COMPUTER-FREE(TM), cross-platform video conferencing system, allowing users to conference with any other H.320, standards-based system in the world through the use of Eris(TM) and any size standard TV.

Product development efforts continued in the second and third quarter of fiscal 1997. In October 1996, the Company's development team announced a second generation product--the Video Flyer 2000/384(TM) system. The system offers significantly greater capability and permits operation with one, two or three ISDN lines, and POTS (Plain Old Telephone System).

Through the third quarter of fiscal 1997, the Company continued its efforts to build internal sales capabilities and develop distribution channels to sell its products worldwide. In the third quarter of fiscal 1997, Video Flyer was approved by regulatory bodies allowing the product to be sold in the United States and Canada. In addition, the Company completed certification testing required for regulatory approval to distribute the product in the European Union and Australia. The Company expects that similar testing to obtain approval in Pacific Rim countries will be completed by mid- 1997. In March, 1997 the Company made available to Dealers and Resellers an initial quantity of Video Flyer units. As of March 31, 1997 the Company had a backlog of Video Flyer orders totaling approximately $270,000. The Company plans to begin recognizing revenue from Video Flyer sales in the fourth quarter of fiscal 1997.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1997 were $668,535 compared to $243,349 for the same period of fiscal 1996. Net sales for the nine-month period ended March 31, 1997 were $1,556,626 compared to $800,632 for the same period last year. The Company's revenue is derived from sales to distributors who resell the Company's products to end users, and from direct sales. Net sales in the third quarter increased over prior periods as a result of higher volume and higher unit pricing. In addition, fiscal 1996 was the first full year of product sales for the Company, and therefore sales in that year reflected lower volume associated with the Company's initial selling efforts in the market. Cost of goods sold was $536,635 for the third quarter of fiscal 1997, or 80% of sales, compared to $239,494, or 98% of sales, in the comparable period last fiscal year. For the nine-month period ended March 31, 1997, cost of goods sold was $1,352,752 or 87% of sales, compared to $759,816 or 95% of sales in the previous period.

The lower cost of goods sold as a percent of sales in both the third quarter of fiscal 1997 and the nine months ended March 31,1997 compared to the prior year periods resulted from sales of newly-packaged product configurations.

In addition, the high cost of goods sold relative to sales in both the third quarter of fiscal 1996 and nine months ended March 31, 1996 was a result of low volume manufacturing and expenses associated with the rework of some product inventory. The rework was necessary to conform the Company's product to certain European and Pacific Rim country certification requirements.

The inventory write-down of $851,870 in the third quarter of fiscal 1997 reflects charges associated with a reduction of inventory to a lower of cost or market valuation. The charges are a result of the Company's decision in the third quarter of fiscal 1997 to speed up the transition to its new generation product, the Video Flyer. As a result, the Company decreased forecasted future shipments of its previous generation product. The total inventory write down for the nine-month period ended March 31, 1997 was $1,430,428, which consists of the write-down of $851,870 discussed above, plus additional write-downs in the second quarter of fiscal year 1997.

Research and development expenses were $365,150 for the third quarter of fiscal 1997, or 55% of sales, compared to $264,949, or 109% of sales for the previous period. For the nine-month period ended March 31, 1997, research and development expenses amounted to $1,292,633 or 83% of sales compared to $866,562 or 108% of sales last period. The decrease in research and development expenses as a percent of sales is a result of increased sales volume in fiscal 1997. The increase in expenses for the nine months ended March 31, 1997 is a result of the Company's focus on both the COMPUTER-FREE(TM) Eris(TM) system and Video Flyer(TM) during the nine-month period ended March 31, 1997, compared to a more limited effort involving finalization and certification of the Company's original product during the comparable period last year. In addition, the increased expenses in the third quarter of fiscal 1997 relate to the purchase of third party development software products.

Selling, general, and administrative expense was $857,677 in the third quarter of fiscal 1997, or 128% of sales, compared to $788,543 or 324% of sales for the comparable period last year. For the nine-month period ended March 31, 1997, selling, general, and administrative expense was $2,537,712 or 163% of sales, compared to $1,995,439 or 249% of sales last period. The higher expenses in the first nine months of fiscal 1997 reflect increased selling and product promotion activity over the prior period.

Other income (net) was $4,542 in the third quarter of fiscal 1997, compared to $41,096 in the comparable quarter of fiscal 1996 and $78,608 for the nine-month period ended March 31, 1997 compared to $161,344 in the prior period. In fiscal 1996, the Company earned a higher amount of interest income primarily due to interest earned on higher cash balances generated from the Company's initial public offering.

As a result of the foregoing, the net loss for the third quarter of fiscal 1997 was ($1,938,255), or ($0.41) per share, compared to a net loss of ($1,008,541), or ($0.31) per share in the comparable period last year. For the nine-months ended March 31, 1997, the net loss was ($4,978,291) or ($1.17) per share, compared to a net loss of ($2,659,841) or ($0.86) per share in the prior period.

OUTLOOK

The Company is continuing the transition to its new product line and focusing on marketing, distribution and product enhancements. Although the Company has a limited operating history in the competitive and rapidly changing video conferencing industry, it believes fiscal 1997 product and distribution initiatives will continue to improve volume, revenues, margins and income from operations but the magnitude of these improvements is unknown.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

Net cash used in operating activities was ($3,076,283) for the nine-month period ended March 31, 1997, compared to ($4,813,386) for the same period in the previous fiscal year. Although the net loss for the nine-month period ended March 31, 1997 was significantly higher than last period, the decreased use of cash for operations of ($1,737,103) was primarily a result of a decrease in accounts receivable and prepaid expenses, a decrease in the amount of inventory purchased during the current period compared to last period and a higher use of cash last period to reduce accounts payable and accrued expenses. In addition, the net loss for the nine month period ended March 31, 1997 included $1,430,428 as a non cash-expense related to inventory write-downs.

Cash Flows from Investing Activities

Net cash used in investing activities was ($1,555,716) in the nine-month period ended March 31, 1997, compared to a use of ($420,030) in the comparable period for fiscal 1996. The higher figure in fiscal 1997 is largely the result of the Company's investment of cash in marketable securities during October, 1996. Purchases of furniture and equipment during the nine-month period ended March 31, 1996 were greater than the comparable period ended March 31, 1997, due to the Company's initial investments in fixtures and test equipment in connection with development activity on the Eris (TM) product line.

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

Other Financing Activities and Liquidity

The Company has received a commercial loan committment from a bank to provide a revolving line of credit for working capital. The Company has not signed loan documents, nor are there any assurances the Company will sign the loan documents.

As of March 31, 1997, the Company had not achieved a positive cash flow from operations. The Company therefore has relied on funds from the sale of securities to fund operations until a positive cash flow can be achieved. Management believes it has taken appropriate measures to generate a positive cash flow in the future, and will continue to take such measures as necessary. To the extent the Company requires cash in excess of the funds remaining from the sale of securities, from future operations and from a working capital line of credit, if the Company enters into such a bank arrangement, management would seek additional financing. No formal arrangements have been make in this regard and no assurance can be made that such financing would be available on favorable terms, or at all.


                                     PART II
                                OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

           None

Item 2.    CHANGES IN SECURITIES

           None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Annual Meeting (1996 Annual Meeting) of the stockholders of the Company was held on February 6, 1997. The following individuals were elected to serve on the Board of Directors of the Company for a three year term or until their respective successors are duly elected and qualified: Donald Lies (3,185,361 votes in favor and 29,915 votes against), Byron Shaffer (3,201,276 votes in favor and 14,000 votes against) and David Stassen (3,185,561 votes in favor and 29,715 votes against). The following Directors continued as Directors of the Company after the meeting until the expiration of their respective terms: William Brummond, Richard Braun, Dennis Leese and Richard Craven. Also, by vote of 2,990,101 shares in favor, 143,500 shares against and 81,675 shares abstaining at the 1996 Annual Meeting, the stockholders of the company approved an amendment to the Company's 1994 Stock Option Plan to increase the number of shares reserved for issuance from 400,000 shares to 600,000 shares. Also, by a vote of 3,181,301 shares in favor, 5,500 shares against and 28,475 shares abstaining at the 1996 Annual Meeting, the stockholders ratified the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year ending June 30, 1997.

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


                                        RSI Systems, Inc.



Dated:  May 14, 1997                    By:  /s/    James D. Hanzlik
                                        ----------------------------------------
                                        Its Chief Financial Officer


Dated:  May 14, 1997                    By:  /s/    Donald C. Lies
                                        ----------------------------------------
                                        Its President & Chief Executive Officer




                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
              FORM 10-QSB FOR THE NINE MONTHS ENDED MARCH 31, 1997

Item No.             Title of Document                   Method of Filing
--------             -----------------                   ----------------

  27.1            Financial Data Schedule         Filed herewith electronically