Form 10KSB40
period 1997-06-30
RSI SYSTEMS INC/MN
filed 1997-09-29
CIK 936130

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               |_| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

             |X| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER: 0-27106

                                RSI SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                   MINNESOTA                           41-1767211
        (State or other jurisdiction of               (IRS Employer
        incorporation or organization)             Identification No.)

                         7400 METRO BOULEVARD, SUITE 475
                              MINNEAPOLIS, MN 55439
              (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 896-3020

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK, $.01
                                                             PAR VALUE

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB for any amendment to this Form 10-KSB. |X|

The Company's revenues for its most recent fiscal year were $2,570,851.

On September 26, 1997, the Company had 4,769,765 shares of common stock, $.01 par value, outstanding, and the aggregate market value of the common stock as of that date (based on the average of the closing bid and asked prices as of that date as reported by the NASDAQ SmallCap Market), excluding outstanding shares beneficially owned by directors and officers, was approximately $10,145,577.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):  Yes ___; No _X_

                                     PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

           In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subjects of fact and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

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

ITEM 1.    DESCRIPTION OF BUSINESS

           (a)   BUSINESS DEVELOPMENT

           RSI Systems, Inc. (the "Company" or "RSI") designs, develops, manufactures and markets telecommunications products for video conferencing. The Company's first product, the ERIS(TM) Visual Communications System (the "ERIS System"), was a self-contained peripheral firmware and software device that attached directly to personal computers, Macintosh computers and laptop computers. It provided quality desktop video conferencing over ISDN lines between any ITU H.320 standards-based system.

           The Company was incorporated under the laws of Minnesota on December 21, 1993. Following the establishment of a business infrastructure, which included the further development of the ERIS System and implementation of marketing strategies, the first beta unit of the Company's ERIS System was produced in October 1994 and the first production unit was shipped in February 1995.

           On July 25, 1995, the Company conducted a public offering of its common stock, par value $0.01 per share (the "Common Stock"). With the net proceeds from the public offering, including proceeds from the exercise of the underwriter's overallotment option (approximately $7,400,000), the Company has funded further research and development related to the enhancement of the ERIS System.

           In July 1996, the Company brought in a new management team which redesigned the ERIS System into a small television-based workgroup system. In addition, the management team accelerated the Company's development of a second generation, high performance mobile workgroup video conferencing system product--the Video Flyer(TM). In September 1996, the Company completed a private placement of 1,500,000 shares of Common Stock, resulting in proceeds to the Company of approximately $3,942,892, net of offering costs.

           The first beta units of the Video Flyer came to the market in January 1997. Limited production and customer shipments began in March 1997. The system went into full production for worldwide distribution in July 1997. The Video Flyer is a self-contained, high performance video conferencing peripheral component engine. The system is available in two models: the Video Flyer 384 ("384") and the Video Flyer Rocket ("Rocket"). The Video Flyer 384 can communicate simultaneously over three ISDN lines to provide a high quality signal of up to 30 frames per second. The Rocket incorporates the same chassis, software, external shell and electronic components as the 384 except that it connects to only a single ISDN line and provides business quality video conferencing of up to 15 frames per second. Both systems are designed to connect to any size TV, projection system, PC, MAC or laptop (properly configured) and can support most of the popular industry cameras and recording, playback and communication devices.

           (b)   BUSINESS OF THE COMPANY

PRODUCTS

           The Company's first product, the ERIS System, consists of a self-contained peripheral firmware-based product and application software. The ERIS System was designed to be an external "plug and play" device easily connected to properly configured personal computers, Macintosh computers and laptops. The system's architecture did not require an invasive strategy on the part of the user with their existing computer. Initially, the ERIS System provided higher frame rate performance, image and audio quality than readily available traditional software and interface kits.

           By mid-year 1996, a number of personal computer software developers began entering the desktop video conferencing marketplace. Though varying degrees of transmission quality and user operability existed, the majority of these new desktop/PC-based video conferencing products were less expensive than the ERIS System. The Company found itself unable to reduce its manufacturing costs accordingly so that the product could compete effectively in a PC commodity marketplace. The initial list price of the ERIS System was $3,995.

           In October 1996, the ERIS System was redesigned to attach directly to small televisions and LCD projection devices. This system eliminated the previous requirement on the part of the user to understand PC or MAC software operations in order to create a video conference. The ERIS Computer-Free software dramatically simplified the dialing and connection activities of the user by incorporating simple operator logic.

           During mid-summer of 1996, the Company redirected all of its primary engineering resources into the development of a second generation video conferencing component engine--the Video Flyer. This system was designed to enable exceptional high quality video conferencing to occur on any commonly available display system; i.e., television, flat screen, LCD projection, PC, MAC, laptop, etc. The primary focus of the Video Flyer was to continue the Company's computer-free theme by eliminating the need for computer knowledge, keyboards, mice or additional peripheral devices other than the Video Flyer, a camera and a display device to conduct the call.

           Four development criteria were used for the Video Flyer.

           (1) Provide high quality video image and audio output.

           (2) Enable the system to have the broadest range of connectivity.

           (3) Be as easy to use as a television set, thus eliminating the need for any previous video conferencing system knowledge or experienced supervision.

           (4) Provide performance and value at an exceptional price.

PRODUCT DEVELOPMENT

           To guarantee the highest quality video image and audio signal in the mobile workgroup market segment where the Video Flyer has been targeted, the product incorporates two commonly recognized industry components: a video conferencing chip set and an echo-cancellation audio package, licensed from DSPSE, Inc., based on technology from PictureTel, Inc.

           To achieve connectivity, the company built the Video Flyer on a single motherboard that incorporated all of the primary and secondary electronic components to conduct high quality video conferencing through a variety of devices and connections. By connecting an interchangeable single daughter card to the motherboard, the system can be made to connect to a single ISDN line using the Video Flyer Rocket, or up to three ISDN lines to conduct 384 calls using the Video Flyer 384. The Company is currently developing additional daughter cards that will provide connectivity to V.35/RS449 and H.323 LAN devices.

           Both Video Flyer Rocket and Video Flyer 384 guarantee ease of operation and utilize universal TV-like infrared remote controllers. The Company wrote all of the Video Flyer software to dramatically simplify the calling, in-call and hang-up process. Recent published evaluations of the system indicated that it may be the easiest to use, professional quality video conferencing system currently available.

           The system's software architecture has already allowed a number of significant new features to be added on to products in the field without any inconvenience to the user. The software resides entirely in flash memory eliminating the need for a hard drive and computer diskettes to perform software updates or new add-on features. Such capabilities as near and far-end remote camera control, extended alpha/numeric phone book, multiple language screen faces, PowerPoint(R) connectivity and BONDING have already been added to systems installed worldwide merely by offering unattended downloading of these new capabilities via the ISDN connection. Customers have said this dramatically eliminates the inconvenience and hassle associated with updating a computer-type product.

           Valuable economies have been achieved in the manufacturing and assembly of the product because of the thoughtful and forward-thinking design and engineering of the product. The Video Flyer Rocket (128Kbps) was introduced with a list price in North America of $4,995. For comparison purposes, with the addition of a high performance Sony pan/tilt/zoom camera (Model EVI-G20), the system lists for $5,995. A recognized comparable product from the industry's largest manufacturer of video conferencing products carries a suggested list price of $8,995. At list price, the Video Flyer Rocket carries a lower price of over 33%.

           The Video Flyer 384 carries a North American list price of $8,995. Again, the largest video conferencing manufacturer markets a comparable system in feature and video/audio quality (incorporating a similar chip set and echo-cancellation as the Video Flyer 384 and Rocket) with a suggested list price of $22,000 to $27,000, a price differential of at least 55%. Over time, the Company expects the prices of many of the systems in the roll-about market segment to decline. The Company believes that the Video Flyers are outstanding values that will be difficult for both existing and new video conferencing buyers to ignore.

           The Video Flyer is manufactured in Minnesota by Altron, Inc., an ISO 9002 facility that has been regionally recognized as a provider of high quality, component-type assembly products. Currently all product development for the Video Flyer continues to be performed in-house. A long list of no-charge and for-fee new features are in development. The Company's management believes these will keep the Video Flyer current in the evolving technological marketplace and continue to enhance its price performance and value as a hedge against price point erosion.

SALES AND DISTRIBUTION

           In 1995, the Company began to distribute its ERIS product primarily through selected personal computer, Macintosh, network integrators, resellers and small telecommunication service providers. In July 1996, the Company restructured all of its distribution. Today the Company distributes its products through a variety of channels, as follows:

      * Authorized Distributors and Resellers. The Company now targets, where possible, large regionally recognized video conferencing, audio visual, telecommunications and selected computer-type product resellers. In North America, the Company has now established resellers to cover all states and cities where ISDN service is available. In Europe, distributors and resellers have been signed up and trained in all countries where ISDN service is generally available. In Asia, the Middle East, South Africa and Australia, the Company now has both distributor and reseller coverage for the Video Flyer. The Company intends to continue to add proven, results-driven distributors and resellers into areas where either sales opportunity or needs dictate.

      * OEM and Private Label Relationships. The Video Flyer was designed to be distributed as an OEM (original equipment manufacturer) and/or private label product. The Company intends to pursue this strategy by establishing selected product and vertical market OEM/private label relationships. Certain regional and international brand name product manufacturers are now entering the roll-about video conferencing marketplace. A number of them have entered into discussions with the Company about reselling the Video Flyer or certain system key components under their label. The Company believes the marketplace is broad enough and selected vertical markets deep enough to allow for these types of additional sales relationships.

      * Major Accounts. The Company has established a major and preferred account (MAP) program to accommodate selected direct sales opportunities. It is not uncommon that larger multisite, multinational and/or market specific organizations will not do business with a product reseller. Rather, they expect the manufacturer to offer the product directly and to guarantee regional or worldwide service and support. To accommodate this need, the Company has hired experienced, direct sale industry specialists. Their efforts directly benefit the distributor/reseller strategy by creating recognizable industry references that further support brand name product awareness.

           In an effort to attract and sustain its reseller interest and on-going productivity, the Company will continue its policy of offering some of the highest margins in the industry.

           Currently, the Company is very limited in its ability to advertise its products and, therefore, target markets through participating in vertical market and market specific conferences and conventions. The Company offers to its resellers both planning materials and courseware to conduct regular application-based user seminars. The Company regularly conducts lead-generating mailing campaigns and offers its printed materials as well as its expanding base of quality literature to its resellers to support their sales efforts.

COMPETITION

           When first founded, the Company's initial product focus was on the evolving desktop video conferencing marketplace. Its first product, the ERIS System, was designed to connect to desktop personal computers, MACs and laptops. By July 1996, declining price points and margins in this market segment led the Company to reposition itself in the broader, less competitive roll-about workgroup niche. Market experts have estimated that, by 1998, the roll-about marketplace will account for 64% of the total market revenues, 58% by 1999 and 52% by 2000. (The roll-about system marketplace is commonly understood to mean any system that incorporates a television or projector-type system to accommodate group viewing of two to ten plus individuals.) In contrast, the desktop marketplace is estimated to be only 25% of the marketplace in 1998, 32% in 1999 and 37% in 2000.

           In the roll-about market segment, PictureTel is considered the recognized industry leader. They offer two primary systems: the SwiftSite(TM) 128 Kbps set-top system and the Venue Model 30 and 50 (128 to 384) systems. Though it is difficult to estimate the number of these systems that are currently installed worldwide, the Company believes that they have created an interest level that is triggering a broad market expansion. The Video Flyer Rocket is a worthy opponent to the SwiftSite and at a much lower price, and the Video Flyer 384 is a direct competitor in both video, audio and feature quality to the Venue systems.

           In the past year, VTEL, Inc. acquired Compression Labs, Inc. Both companies are also recognized as providers of products in the roll-about market segment. Sony, Panasonic, Tandberg and a handful of other international systems manufacturers also compete in this market.

           Though a majority of the manufacturers with which the Company competes are significantly larger in their posted annual revenues and available resources, the Company believes that the Video Flyer's design and capability will allow it to compete effectively during the foreseeable future. Currently the Company is unaware of any new or existing system that offers any capability or price performance that is measurably better than the Video Flyer. The Company expects price points to decline over time and is well positioned to absorb this through intended cost saving manufacturing economies and bolstering of the product's capabilities with user desired add-on software features.

           Finally, the Company has designed the Video Flyer to fully comply with all industry video communications primary standards. This allows the Video Flyer to communicate easily, successfully and reliably with any of its standards-based competitors. Just like the evolution of the personal computer to industry standards in the late 1980s, organizations are now able to purchase a multitude of video conferencing brands based on personal or regional preference without any concern for compatibility. This standards-based strategy and market evolution plays well into RSI's hand. Though the Company's products may not be thought of during an initial video conferencing product search and review, if introduced during the selection process, the Video Flyer competes favorably on both the feature and cost effective level.

           The Company services and supports its Video Flyer products with a one-year manufacturer's guarantee. While under warranty, products are exchanged in 24 to 48 hours via UPS. This consumer product-like service approach dramatically reduces the Company's overall support structure and labor expense and has found significant favor with both existing and potential users who currently must choose from other products that provide traditional and often expensive on-site service and repair personnel.

MANUFACTURING

           The Company's original product, the ERIS System, was manufactured under contract by Lucent Technologies (formerly AT&T Custom Manufacturing Services) ("Lucent") during fiscal year 1996 and half of fiscal year 1997. Lucent provided substantially all purchasing and related materials inventory, manufacturing, testing and product warranty coverage for the Company. The Manufacturing Agreement with Lucent was terminated by the Company on August 9, 1996.

           As part of the termination of the Manufacturing Agreement with Lucent, the Company assumed the warranty responsibilities for the ERIS units that Lucent had built in exchange for reductions in excess inventory and other financial obligations of the Company to Lucent. These warranty responsibilities are considered by the Company to be insignificant since any defective units could be replaced by excess inventory which the Company has written down to lower of cost or market as of June 30, 1997.

           On September 10, 1996, a new Manufacturing Agreement was finalized with a new third party manufacturer, Altron, Inc. ( Altron ) for the manufacture of the Company's video conferencing units. Altron provides substantially the same services to the Company as Lucent has provided in the past. Pursuant to its agreement with the Company, Altron warrants that all products will be free from defects in material and workmanship for fifteen ( 15 ) months from the date Altron ships to the Company, or for twelve ( 12 ) months from the date the Company ships to the customer, whichever comes first.

           Although raw materials purchasing services are provided by Altron, alternate suppliers have been identified by the Company for most components in the Video Flyer product.

           A major component in the Video Flyer product family for which the Company depends on a single source is the compression chip. If this component becomes unavailable to the Company, the Company would redesign the Video Flyer products to accommodate similar components from other vendors. Currently the Company has no information which would indicate the component may become unavailable during the product life cycle of Video Flyer.

           Alternate suppliers for ERIS components are not deemed necessary by the Company, since the Company plans no additional manufacturing of the product.

           The Company regularly upgrades and enhances its software. To date, the Company has supplied upgrades to its customers free of charge. The Company expects to charge customers for substantive upgrades in the future.

           The Company believes Altron has the capacity and capability to satisfy manufacturing requirements for the Video Flyer in the foreseeable future. If a disruption in manufacturing were to occur, the Company believes it could locate alternative manufacturers to satisfy production requirements.

APPROVALS AND CERTIFICATIONS

           Government and telecommunications carrier approvals, safety certifications and Electromagnetic Compliance ( EMC ) certifications are a key requirement for electronic systems that use the telephone network. In the United States the ERIS and Video Flyer systems have been certified by the FCC as a class A ( business ) device. The Company has received certification from Underwriters Laboratories Inc. ( "UL" ) that the ERIS and Video Flyer systems comply with the applicable requirements for U.S. and Canadian Listing. The Company has received telephone, safety and EMC certifications for its ERIS System in the following countries: Australia, New Zealand, the European Union, Japan, Taiwan, Hong Kong, Singapore, Malaysia and Korea. The Company has also received the same certifications for its Video Flyer systems in Australia, the European Union, Switzerland and Singapore. The Company also has telephone, safety and EMC certifications in process for its Video Flyer systems in Malaysia, Korea and Indonesia.

           Although the Company has obtained telephone, safety and EMC certifications for its ERIS and Video Flyer systems in these countries, the Company cannot predict whether it will obtain necessary approvals and certifications for Video Flyer systems or for future products in additional countries. Also, the Company cannot predict whether applicable law or regulations might change in a way adverse to the Company's ability to sell its products in a particular country.

INTELLECTUAL PROPERTY AND ROYALTY AGREEMENTS

           The Company's success is dependent in part on its proprietary information, technology and expertise. The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to establish and protect its proprietary rights. The Company's U.S. design patent application for the ERIS System, originally filed in October 1994, was granted in May 1996. The Company amended its U.S. utility patent application for the ERIS System, originally filed in September 1994, to narrow and refocus the Company's claims. The Company also applied for various foreign patents relating to both the Video Flyer and ERIS System, none of which have been granted to date.

           The Company filed a trademark application for its intent to use the mark "ERIS" in August 1994, and the certificate of registration was issued on August 27, 1996. The Company was also issued certificates of registration for the "ERIS" trademark as follows: in Australia on July 1, 1996; Germany on January 2, 1996; and Great Britain on January 26, 1996.

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

           The software embedded in the Company's Video Conferencing Systems carries a standard license agreement for the end-user. The software license agreement is included in the System manuals and grants the purchaser a non-exclusive and non-transferable license to use the software program.

           The Company entered into a license agreement with DSP Software Engineering, Inc. ("DSPSE") on February 2, 1996. Pursuant to the agreement, DSPSE granted to the Company a non-exclusive, non-transferable license to use and modify specific DSPSE components in the creation of the Company's Video Flyer video conferencing systems, subject to certain limitations. License fees payable by the Company include an initial licensing fee of $60,000 for the right to develop a stand alone video conferencing system and an additional $30,000 upon production. In addition to these licensing and production fees, the Company is required to pay a royalty of $40.00 on each of the first 1,000 video conferencing systems (VC Systems) sold, $4.75 for the following 9,000 VC Systems sold, $6.25 for the following 90,000 VC Systems sold and $5.10 for each VC System sold in excess of 100,000. Sales of the related VC Systems ( Video Flyer 384 and Video Flyer Rocket ) began in fiscal year 1997.

           Pursuant to a license agreement with Link Technology Inc., which provides certain ISDN software used in the Company's Video Conferencing
Systems, the Company pays a royalty of $25 on each of the first 10,000 systems sold, $15 on each system over 10,000 up to 50,000 and $8 on each system sold in excess of 50,000. The agreement with Link Technology Inc. was modified on August 30, 1996, to allow the use of the ISDN software in the Video Flyer products. The Company paid a one time license fee of $9,000 for this amendment, all other terms of the agreement regarding royalty payments remain the same.

           The Company entered into an agreement with a software development company on January 17, 1997. This agreement provided the Company with the required development tools to integrate a T.120 computer software program with the Video Flyer Windows computer software application. This agreement included a one time fee for the Software Development Kit, annual maintenance fees and minimum bundle quantity fees for the first 100 copies. The agreement also includes a royalty fee of up to $40 per unit for copies of the software sold by the Company in the future.

EMPLOYEES

           On September 26, 1997, the Company had 24 full-time employees; eight in sales; four in marketing and customer support; six in product development; and six in administration and finance.

           None of the Company's employees is represented by a labor union. The Company believes its employee relations are good.

CERTAIN IMPORTANT FACTORS

           In addition to the factors identified above, there are several important factors that could cause the Company's actual results to materially differ from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, as well as those listed in the "Risk Factors" section of the Company's Registration Statement on Form SB-2 (File No. 33-93240C), include the following:

           (1) The history of operating losses experienced by the Company since its inception and the ability of the Company to avoid additional operating losses and net losses over the next year.

           (2) The ability of the Company to achieve market acceptance of its new Video Flyer products.

           (3) The impact of competition within the mobile workgroup, private office and other segments of the overall market for video conferencing equipment.

ITEM 2.    DESCRIPTION OF PROPERTY

           The Company leases approximately 4,190 square feet of space at its headquarters in Edina, Minnesota under a lease agreement which expires on May 31, 1998. Rent payments under the lease for fiscal year ending June 30, 1997, were approximately $89,000. The Company believes its current space is sufficient for its current and anticipated needs. The Company also leases space for a sales office in Florida and paid approximately $1,470 in fiscal year 1997 to rent this space. The Company also spent $24,271 in fiscal year 1997 to lease office space in Australia. Finally, the Company leases a sales office in the Netherlands. No payments were made in fiscal year 1997 in connection with this lease.

ITEM 3.    LEGAL PROCEEDINGS

           The Company is not a party to any legal or administrative proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.


                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

           Since July 25, 1995 (the date of the Company's initial public offering of Common Stock), the Company's Common Stock has been traded in the over-the-counter market and is quoted on the NASDAQ SmallCap Market System. The following table sets forth the high and low bid prices for the Company's Common Stock as reported by NASDAQ. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions for the fiscal quarters indicated.

                                                          HIGH           LOW
                                                          ----           ---
             1996

             First Quarter (FROM JULY 25, 1995)         $ 9.250       $ 7.750

             Second Quarter                             $ 9.250       $ 9.000
             Third Quarter                                9.250         8.875
             Fourth Quarter                               9.250         7.750


             1997

             First Quarter                                8.000         3.500
             Second Quarter                               4.750         1.500
             Third Quarter                                1.750         1.000
             Fourth Quarter                               3.625         1.000

           As of September 26, 1997, there were (a) 4,769,765 shares of Common Stock outstanding, held of record by approximately 960 persons, (b) outstanding options to purchase an aggregate of 670,750 shares of Common Stock, and (c) outstanding warrants to purchase an aggregate of 712,500 shares of Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The Company was organized on December 21, 1993, and it designs, develops manufacturers and markets telecommunications products for video conferencing. During the fiscal year ended June 30, 1997, the Company's activities were primarily directed at building world wide distribution channels and developing its new Video Flyer product.

           During the first half of the fiscal year ended June 30, 1996, the Company's activities were primarily directed towards completion of the development of the ERIS System. During the second half of fiscal year 1996, the Company's activities included sales and sales support of the ERIS System and new product development. The following discussion covers the fiscal years ended June 30, 1997 and 1996.

RESULTS OF OPERATIONS

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

           Net Sales. In fiscal year 1997, net sales increased to $2,570,851, up 58.1% from $1,625,720 in fiscal year 1996. Sales are derived primarily from video conferencing units, but also include sales of cameras, software and other supplies used with the systems. The increase in sales in fiscal year 1997 compared to fiscal year 1996 was a result of higher unit volume and higher pricing associated with enhanced product configurations, new products, and increased distribution channels. The first sales of Video Flyer occurred in the fourth quarter of fiscal year 1997. In fiscal year 1997, the company focused on building a network of dealers and resellers for its products in Europe, Australia, the Pacific Rim and the United States. The Company expects volume to increase in fiscal year 1998 over historical levels as a result its continuing efforts to build distribution.

           The Video Flyer 384 is currently priced higher than the Company's previous ERIS product. Although the ultimate effects of competition on future market price points is uncertain, the Company expects its fiscal year 1998 average pricing levels to be higher than historical levels because the fiscal year 1998 sales mix is expected to be comprised of Video Flyer and related components. Average pricing in fiscal year 1997 was influenced by sales of lower priced ERIS. As a result of higher expected volume, higher pricing over historical levels and changes in product mix, the Company expects fiscal year 1998 revenues to increase compared to fiscal year 1997.

           Gross Profit (Loss). Gross loss was $(763,793) or (29.7%) of net sales for fiscal year 1997 compared to $(396,980) or (24.4%) of net sales for fiscal year 1996. The 1997 gross loss resulted from an inventory writedown to lower of cost or market of $1,430,428 related to the ERIS product. The writedown was a result of the Company's transition to its next generation product, Video Flyer. Cost of goods sold in fiscal year 1997 amounted to $1,904,216 or 74.1% of net sales, compared to $1,640,508 or 101.0% of net sales in fiscal year 1996. The lower cost of goods sold relative to net sales in fiscal year 1997 resulted from sales of the company's higher priced, lower cost Video Flyer in the fourth quarter of fiscal year 1997, as well as changes in product configurations and lower price discounting through the third quarter of fiscal year 1997 compared to the prior year.

           As discussed above, the Company's expects higher overall fiscal year 1998 average pricing levels and a shift in product mix to Video Flyer and related components compared to fiscal year 1997. When combined with an overall lower manufacturing cost for Video Flyer compared to ERIS, these trends are expected to result in increased gross profit percentages in fiscal year 1998 compared to fiscal year 1997.

           Research and Development Expenses. Research and development expenses were $1,528,493 or 59.5% of net sales for fiscal year 1997 compared to $1,540,416 or 94.8% of net sales for fiscal year 1996. The decrease as percentage of sales was due to the higher sales volume in fiscal year 1997 as discussed above.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,445,301 or 134.0% of net sales for fiscal year 1997 compared to $3,121,796 or 192.0% of net sales for fiscal year 1996. The percentage decrease was primarily due to the higher sales volume in fiscal year 1997 as discussed above. Actual dollar spending during fiscal year 1997 was higher than fiscal year 1996 primarily due to increased marketing, and an increased sales force to correspond with expanded distribution and new product introductions in fiscal year 1997. General and administrative salaries and related costs also increased to correspond with the expanding business during fiscal year 1997. In fiscal year 1998, the dollar amount of selling general and administrative expenses is expected to increase over historical levels as the Company focuses on marketing, sales and distribution of Video Flyer and continues to grow.

           Other Income and Expense. Interest income was $90,324 for fiscal year 1997 compared to $180,521 for fiscal year 1996. The decrease in fiscal year 1997 was due to higher cash and cash equivalents available to the Company throughout fiscal year 1996 due to the Company's public offering in July 1995. Interest expense was $40,340 for fiscal year 1997 compared to $154 for the same period last year. The increase in fiscal year 1997 was primarily due to the interest charges on inventory procured by the Company's third party manufacturer on behalf of the Company to support required lead times.

           As a result of the above, the net loss for fiscal year 1997 was $(5,684,690), or $(1.30) per share, compared to the net loss of $(4,878,825), or $(1.56) per share for fiscal year 1996.

           Net Operating Loss Carryforwards. The Company has net operating loss carryforwards for financial and federal income tax reporting purposes of approximately $12,500,000, which can be used to offset taxable income in future years. Sales of the Company's equity during fiscal year 1997 and 1996 have caused changes in ownership under Section 382 of the Internal Revenue Code of 1996, which limits the use of the Company's net operating loss carryforwards existing as of the date of the ownership change. It is not anticipated that any limitation would have a material adverse effect on the Company.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

           Net Sales. The Company realized total net sales of $1,625,720 during the year ended June 30, 1996, compared to $229,998 in fiscal year 1995. The first video conferencing production units were shipped by the Company in February 1995. Fiscal year 1996 represents the first full year of unit sales while fiscal year 1995 had only five months of sales.

           Gross Profit (Loss). Gross loss was $(396,980) for fiscal year 1996 compared to a gross profit of $51,336 for fiscal year 1995. The gross loss in fiscal year 1996 resulted from the termination of a third party manufacturing agreement with Lucent. As part of the termination agreement, the Company agreed to purchase from Lucent remaining inventory after Lucent completed its manufacturing obligations to the Company. As a result, the Company recognized an impairment charge to value the related inventory at the lower of cost or market of $382,192.

           Research and Development Expenses. The Company incurred research and development expenses of $1,540,416 or 94.8% of sales during fiscal year 1996 compared to $1,383,365 or 601.5% of sales in the prior year. The decrease in expenses relative to sales in fiscal year 1996 resulted from increased sales volume as discussed above. Actual dollar spending during fiscal year 1996 was higher than the previous year due to costs associated with the Company continuing to modify the ERIS System for market acceptability in the United States and internationally, and development expenditures related to new products to be released by the Company in fiscal year 1997.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,121,796 or 192.0% of net sales for fiscal year 1996 compared to $1,180,365 or 513.2% of net sales for fiscal year 1995. The percentage decrease was primarily due to the higher sales volume in fiscal year 1996 as discussed above. Actual dollar spending during fiscal year 1996 was higher than the same period last year primarily due to an increased sales force, and thus increased salaries and commissions, to correspond with the introduction of product sales beginning in late 1995 and extending through 1996. General and administrative salaries and related costs also increased to correspond with the expanding business during fiscal year 1996.

           Other Income and Expense. Interest income was $180,521 for fiscal year 1996 compared to $14 for the previous year. The increase in fiscal year 1996 was due to increased cash and cash equivalents available to the Company throughout fiscal year 1996 from the Company's public offering in July 1995. Interest expense was $154 for fiscal year 1996 compared to $5,705 for the same period last year. The decrease in fiscal year 1996 was primarily due to the conversion to equity of a convertible note payable which was outstanding for most of 1995 and for none of 1996.

           As a result of the above, the net loss for fiscal year 1996 was $(4,878,825), or $(1.56) per share compared to the net loss of $(2,518,085), or $(1.31) per share for fiscal year 1995.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

           Cash and Cash Equivalents. Cash and cash equivalents totaled $1,152,671 on June 30, 1997, compared to $1,032,921 on June 30, 1996. The primary reasons for the $119,750 increase in cash and cash equivalents during fiscal year 1997 was the completion in September 1996 of a private offering of the Company's Common Stock, netting the Company proceeds of $3,942,892, which was largely offset by cash used in operating activities, as discussed below.

           Net Cash Used in Operating Activities. The amount of cash used in operating activities was ($3,728,376) during fiscal year 1997 compared to ($6,037,203) during fiscal year 1996. The cash used in operating activities resulted mainly from a net loss of $(5,684,690) which was offset by a non-cash inventory writedown to lower of cost or market of $1,430,428, depreciation and amortization of $239,867 and non-cash compensation of $100,000.

           Order activity and revenue increased during the fourth quarter of fiscal year 1997 compared to fiscal year 1996. This growth in the business resulted in increases in accounts receivable and inventory on June 30, 1997, compared to fiscal year 1996 (after excluding inventory reserves and writedowns to lower of cost or market valuation).

           In connection with the Company's overall business growth, increased order activity and introduction of Video Flyer, accounts payable increased $887,687 from June 30, 1996, to June 30, 1997.

           Accrued liabilities decreased $364,067 from June 30, 1996, to June 30, 1997, primarily as a result of payment of a $225,590 severance accrual during fiscal year 1997. Accrued inventory commitments also declined $134,355 from June 30, 1996, to June 30, 1997.

           Net Cash Used in Investing Activities. Cash used in investing activities decreased $359,413 in fiscal year 1997 due to a reduction in additions to property and equipment compared to 1996.

           Net Cash Provided by Financing Activities. Cash provided by financing activities was $3,947,317 in fiscal year 1997, compared to $7,469,229 in fiscal year 1996. The higher amount of cash generated in fiscal year 1996 was a result of the Company's initial public offering.

           In July 1997, the Company signed a commercial loan agreement with a bank for a $1,000,000 discretionary revolving credit facility, and on September 5, 1997, the Company borrowed $300,000 on the line of credit. Under the terms of the agreement, working capital funds are drawn based on a borrowing base comprised of a percentage of eligible accounts receivable and inventory.

           The Company believes the remaining funds from the private placement and funds from the line of credit will be sufficient to cover cash needs. Management plans to continue to increase sales and improve operating results by expanding distribution of its products through an expanded dealer network, enhanced dealer support services and additional emphasis on larger, national and OEM accounts. In addition, the Company plans to initiate expanded marketing efforts in fiscal year 1998. In the event sales do not materialize at the expected rates, management would conserve cash by reducing administrative expenses as well as sales, marketing efforts, and research and development expenses. To the extent that the Company requires cash in excess of the funds generated by the private placement, its line of credit or future operations, management would seek additional financing, however no formal arrangements have been made in this regard and no assurance can be made that any such financing would be available on favorable terms or at all.

ITEM 7.    FINANCIAL STATEMENTS.

           The following Consolidated Financial Statement and Independent Auditors' Report thereon are included herein.
                                                                            Page
                                                                            ----

           Independent Auditors' Report.....................................

           Consolidated Balance Sheets as of June 30, 1997 and 1996.........

           Consolidated Statements of Operations for the years ended
             June 30, 1997, 1996 and 1995...................................

           Consolidated Statements of Stockholders' Equity for
             the years ended June 30, 1997, 1996 and 1995...................

           Consolidated Statements of Cash Flows for the years ended
           June 30, 1997, 1996 and 1995.....................................

           Notes to Consolidated Financial Statements.......................

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
RSI Systems, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of RSI Systems, Inc. and Subsidiary (the Company) as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RSI Systems, Inc. and Subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                                       /s/ KPMG Peat Marwick LLP
                                                       -------------------------

Minneapolis, Minnesota
September 12, 1997

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                             June 30, 1997 and 1996


                                    Assets                                        1997               1996
-------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                              $    1,152,671         1,032,921
     Accounts receivable, net of allowance for doubtful
        accounts of $210,000 in 1997 and $49,000 in 1996                           747,427           524,433
     Inventories (note 4)                                                          544,613         1,744,222
     Prepaid expenses                                                               41,556           184,658
-------------------------------------------------------------------------------------------------------------
               Total current assets                                              2,486,267         3,486,234
-------------------------------------------------------------------------------------------------------------

Property and equipment:
     Furniture and equipment                                                       718,998           619,807
     Leasehold improvements                                                          4,818             4,818
        Less accumulated depreciation                                             (332,589)         (168,282)
-------------------------------------------------------------------------------------------------------------
               Net property and equipment                                          391,227           456,343
-------------------------------------------------------------------------------------------------------------

Other assets                                                                         2,500           316,000
     Less accumulated amortization                                                  (1,979)         (239,919)
-------------------------------------------------------------------------------------------------------------
               Net other assets                                                        521            76,081
-------------------------------------------------------------------------------------------------------------

                                                                            $    2,878,015         4,018,658
=============================================================================================================


                    Liabilities and Stockholders' Equity

-------------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                            1,166,507           278,820
     Accrued expenses (note 8)                                                     363,165           861,586
     Deferred revenue                                                              123,989                 0
-------------------------------------------------------------------------------------------------------------
               Total current liabilities                                         1,653,661         1,140,406
-------------------------------------------------------------------------------------------------------------

Stockholders' equity (note 11):
     Common stock, par value $.01 per share, authorized 10,000,000 shares; 4,757,265 and 3,251,015 issued and outstanding at
        June 30, 1997 and 1996, respectively                                        47,573            32,510
     Additional paid-in capital                                                 14,358,381        10,214,252
     Foreign currency translation adjustment                                             0            28,400
     Accumulated deficit                                                       (13,081,600)       (7,396,910)
     Unearned compensation--restricted stock                                      (100,000)                0
-------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                        1,224,354         2,878,252
-------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 6 and 9)
-------------------------------------------------------------------------------------------------------------

                                                                            $    2,878,015         4,018,658
=============================================================================================================


See accompanying notes to consolidated financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                    Years ended June 30, 1997, 1996 and 1995


                                                              1997                1996               1995
-------------------------------------------------------------------------------------------------------------
Net sales                                                $  2,570,851           1,625,720            229,998
Cost of goods sold                                          1,904,216           1,640,508            178,662
Inventory writedown to lower of cost or market (note 4)     1,430,428             382,192                  0
-------------------------------------------------------------------------------------------------------------
            Gross profit (loss)                              (763,793)           (396,980)            51,336

Research and development                                    1,528,493           1,540,416          1,383,365
Selling, general, and administrative                        3,445,301           3,121,796          1,180,365
-------------------------------------------------------------------------------------------------------------
            Operating loss                                 (5,737,587)         (5,059,192)        (2,512,394)

Other income (expense):
     Other income                                               2,913                   0                  0
     Interest income                                           90,324             180,521                 14
     Interest expense                                         (40,340)               (154)            (5,705)
-------------------------------------------------------------------------------------------------------------
            Other income (expense), net                        52,897             180,367             (5,691)
-------------------------------------------------------------------------------------------------------------

            Net loss                                     $ (5,684,690)         (4,878,825)        (2,518,085)
=============================================================================================================

            Net loss per common share                    $      (1.30)              (1.56)             (1.31)
=============================================================================================================

            Weighted average shares outstanding             4,378,326           3,127,189          1,928,098
=============================================================================================================


See accompanying notes to consolidated financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                    Years ended June 30, 1997, 1996 and 1995

                                                                                   Foreign                    Unearned
                                                   Common stock      Additional   currency                  compensation--
                                                -----------------     paid-in    translation   Accumulated   restricted
                                                Shares     Amount     capital     adjustment     deficit        stock        Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1994                       700,000   $ 7,000      442,600           0      (470,829)           0       (21,229)

Common stock sold to employee/director
     [note 11(a)]                               260,000     2,600      107,900           0             0            0       110,500

Common stock sold to a director
     [note 11(a)]                                50,000       500       49,500           0             0            0        50,000

Common stock sold to a separate
     corporation [note 11(a)]                    21,112       211       20,901           0             0            0        21,112

Common stock issued to directors                      0         0      151,000           0             0            0       151,000

Common stock issued in private placements
     [note 11(a)]                               721,015     7,210    2,126,340           0             0            0     2,133,550

Common stock warrants issued to
     employees/directors [note 11(b)]                 0         0      165,000           0             0            0       165,000

Common stock warrant sold to
     employee/director                                0         0          100           0             0            0           100

Conversion of note payable to common stock
     (note 5)                                    88,888       889       99,111           0             0            0       100,000

Reclassification of S-corporation
     accumulated deficit to additional
     paid-in capital                                  0         0     (470,829)          0       470,829            0             0

Foreign currency translation adjustment               0         0            0       2,160             0            0         2,160

Net loss for the year ended June 30, 1995             0         0            0           0    (2,518,085)           0    (2,518,085)
====================================================================================================================================

Balances at June 30, 1995                     1,841,015    18,410    2,691,623       2,160    (2,518,085)           0       194,108

Common stock sold in public offering
     [note 11(a)]                             1,383,750    13,838    7,394,342           0             0            0     7,408,180

Exercises of stock options                       26,250       262       60,737           0             0            0        60,999

Common stock warrants issued to directors             0         0       67,500           0             0            0        67,500

Common stock warrants issued to underwriter           0         0           50           0             0            0            50

Foreign currency translation adjustment               0         0            0      26,240             0            0        26,240

Net loss for the year ended June 30, 1996             0         0            0           0    (4,878,825)           0    (4,878,825)
====================================================================================================================================

Balances at June 30, 1996                     3,251,015    32,510   10,214,252      28,400    (7,396,910)           0     2,878,252

Common stock sold in private placement
     [note 11(a)]                             1,500,000    15,000    3,927,892           0             0            0     3,942,892

Exercise of stock options                         1,250        13        4,362           0             0            0         4,375

Common stock warrant issued to underwriter            0         0           50           0             0            0            50

Shutdown of foreign subsidiary                        0         0            0     (28,400)            0            0       (28,400)

Restricted stock award [note 9(c)]                    0         0      200,000           0             0     (100,000)      100,000

Common stock issued in settlement of claim        5,000        50       11,825           0             0            0        11,875

Net loss for the year ended June 30, 1997             0         0            0           0    (5,684,690)           0    (5,684,690)
------------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1997                     4,757,265   $47,573   14,358,381           0   (13,081,600)    (100,000)    1,224,354
====================================================================================================================================


                        RSI SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 1997, 1996 and 1995

                                                                              1997              1996              1995
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                           $  (5,684,690)       (4,878,825)       (2,518,085)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depreciation and amortization                                     239,867           194,316           191,056
            Inventory writedown to lower of cost or market (note 4)         1,430,428           382,192                 0
            Common stock warrant issued to employees                                0                 0           165,000
            Compensation from restricted stock                                100,000                 0                 0
            Common stock issued in settlement of claim                         11,875                 0                 0
            Foreign currency translation adjustment                           (28,400)           26,240             2,160
            Changes in operating assets and liabilities:
               Accounts receivable                                           (222,994)         (453,075)          (71,358)
               Inventories                                                   (365,173)         (567,918)       (1,222,104)
               Prepaid expenses                                               143,102          (144,741)          (39,367)
               Accounts payable                                               887,687          (917,298)        1,147,490
               Accrued liabilities                                           (364,067)          321,906           199,708
               Deferred revenue                                               123,989                 0                 0
--------------------------------------------------------------------------------------------------------------------------
                      Net cash used in operating activities                (3,728,376)       (6,037,203)       (2,145,500)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Additions to furniture and equipment                                     (99,191)         (458,604)         (133,953)
--------------------------------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                   (99,191)         (458,604)         (133,953)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                 3,947,267         7,469,179         2,315,162
     Proceeds from issuance of warrants                                            50                50               100
--------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by financing
                          activities                                        3,947,317         7,469,229         2,315,262
--------------------------------------------------------------------------------------------------------------------------

                      Increase in cash and cash equivalents                   119,750           973,422            35,809

Cash and cash equivalents at beginning of year                              1,032,921            59,499            23,690
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                $   1,152,671         1,032,921            59,499
==========================================================================================================================

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                             $      39,970               154             5,716
==========================================================================================================================


Supplemental schedule of noncash investing and financing activities:

     During fiscal year 1996, warrants to purchase shares of common stock were issued in connection with letters of credit obtained by the Company which were guaranteed by two stockholders/directors. The estimated value of the warrants $(67,500) was capitalized related to this transaction [note 9(d)].

     During fiscal year 1995, the Company's note payable was converted into 88,888 shares of common stock (note 5).

     During fiscal year 1995, warrants to purchase shares of common stock were issued in connection with letters of credit obtained by the Company which were guaranteed by two stockholders/directors. The estimated value of the warrants $(151,000) was capitalized related to this transaction [note 9(d)].

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

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                          June 30, 1997, 1996 and 1995


    (1)   DESCRIPTION OF BUSINESS

          RSI Systems, Inc. and Subsidiary (the Company) designs, develops and markets telecommunications products for videoconferencing. The Company was incorporated in Minnesota in 1993. Shipments of the Company's first product began in February 1995. Prior to that time, the Company was considered a development stage enterprise. In April 1997, the Company began selling its next generation product, Video Flyer.

    (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and a wholly owned subsidiary located in the United Kingdom, RSI Systems, Limited, which was dissolved on April 11, 1997. All intercompany accounts and transactions are eliminated in consolidation.

          CASH AND CASH EQUIVALENTS

          The Company considers investments in highly-liquid debt securities having an initial maturity of three months or less to be cash equivalents. Cash equivalents amounted to $1,015,627 and $1,005,692 at June 30, 1997 and 1996, respectively.

          INVENTORIES

          Inventories are stated at the lower of cost or market using the first-in first-out (FIFO) method.

          PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over their estimated useful lives which range from two to seven years.

          STOCK-BASED COMPENSATION

          The Company accounts for stock-based compensation under Accounting
              Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FOR STOCKS ISSUED TO EMPLOYEES. Accordingly, no compensation expense had been recognized for its stock-based compensation plans. The Company has adopted the disclosure requirements under Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING AND DISCLOSURE OF STOCK-BASED COMPENSATION.

                                                                     (Continued)

                        RSI SYSTEMS, INC. AND SUBSIDIARY

          WARRANTY ACCRUAL

          The Company's product carries a warranty from a third party custom manufacturer of twelve (12) months from the date the Company ships to the customer or fifteen (15) months from the date the third party manufacturer ships to the Company, whichever comes first. [see note 9(d)]. The cost to the Company for this warranty is included in the total manufacturing costs charged by the third party custom manufacturer to the Company for each unit produced. As a result, the third party manufacturer covers warranty costs for defective units.

          REVENUE RECOGNITION

          The Company recognizes revenue from system sales upon shipment. Post sale customer support costs are insignificant and are expensed as incurred.

          RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are charged to operations when incurred.

          INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (FASB No. 109). Under the asset and liability method of FASB No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are subject to a valuation allowance based on the estimated realization of these assets.

          TRANSLATION OF FOREIGN CURRENCIES

          Assets and liabilities of RSI Systems, Limited were translated at the rate of exchange in effect on the balance sheet date; income and expenses were translated at the average rates of exchange prevailing during the period of reporting. The related translation adjustments were reflected in the foreign currency translation adjustment section of the consolidated balance sheet. Foreign currency transaction gains or losses are included in net loss.

          LOSS PER COMMON SHARE

          Loss per common share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding.

                                                                     (Continued)

                        RSI SYSTEMS, INC. AND SUBSIDIARY

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

    (3)   LIQUIDITY

          In 1997, the Company took steps to increase sales including completion of its new computer free Video Flyer product, increasing distribution through an expanded dealer network and sales force, and increasing pre-sale dealer support and training services.

          On September 30, 1996, the Company completed a private offering of its common stock. The Company received $3,942,892, net of offering costs, in exchange for 1,500,000 shares of common stock ($3.00 per share) (note 11).

          In July 1997, the Company completed a commercial loan agreement with a Bank for a $1,000,000 discretionary revolving credit facility (note 14). The facility is secured by all corporate assets and provides for working capital based on a borrowing base comprised of accounts receivable and inventory. The facility contains certain covenants and conditions, including minimum net worth and debt to tangible net worth levels, and minimum annual interest payments.

          Management plans to continue to increase sales and improve operating results through expanded distribution of products through an expanded dealer network, enhanced dealer support services, and increased emphasis on larger national and OEM accounts. In addition, the Company plans to initiate expanded marketing efforts in fiscal year 1998. The Company believes that funds remaining from the private placement, funds generated from operations, and funds available under the line of credit will be sufficient to cover cash needs. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by reducing administrative, product development, and sales and marketing expenses.

    (4)   INVENTORIES

          Inventories consisted of the following at June 30:

                                                         1997             1996
             -------------------------------------------------------------------

              Components                              $ 374,234          303,615
              Work in process                                 0          952,456
              Finished goods                            170,379          488,151
             -------------------------------------------------------------------
                                                      $ 544,613        1,744,222
             ===================================================================

                                                                     (Continued)

                        RSI SYSTEMS, INC. AND SUBSIDIARY

          Inventory at June 30, 1997, and 1996 reflects a reduction to lower of cost or market valuation. The charges to operations associated with these inventory write downs amounted to $1,430,428 and $382,192 for fiscal 1997 and 1996, respectively. The 1997 write down was associated with excess inventory resulting from the Company's decision to transition to its new product, Video Flyer. The 1996 inventory write down charges related to the termination of a manufacturing agreement with the Company's third party manufacturer, and the Company's obligation to purchase remaining component inventory. [See note 9(d)].

    (5)   CONVERTIBLE NOTE PAYABLE

          In December 1993, the Company purchased equipment and teleconferencing codec (a data compression and decompression hardware and software product) from VideoLabs, Inc. (VideoLabs) in exchange for a convertible note payable. The 7% convertible note was secured by all of the assets purchased. In May 1995, VideoLabs exercised its right of conversion under the terms and conditions of the convertible note payable. The conversion resulted in VideoLabs receiving 88,888 shares of the Company's common stock in exchange for the $100,000 note payable.

    (6)   LEASES

          The Company leases office space and various equipment under noncancelable operating leases. Future minimum rental payments due under noncancelable operating leases are as follows:

                Fiscal year ending June 30:
               -----------------------------------------------------------------

                1998                                                   $ 108,094
                1999                                                      23,321
                2000                                                       5,196
                2001                                                       5,196
                Thereafter                                                 3,897

          Total rental expense was $135,901, $136,680 and $30,561 for the years ended June 30, 1997, 1996 and 1995, respectively.

    (7)   RELATED PARTIES

          As discussed in note 5, the Company purchased certain assets from VideoLabs. One of the Company's directors is also a director of VideoLabs. This same director holds ownership interests in both VideoLabs and the Company. The Company has purchased cameras from VideoLabs and sold them as optional equipment with the Company's Eris System. During the years ended June 30, 1997, 1996 and 1995, the Company's purchases from VideoLabs totaled approximately $8,972, $57,140 and $25,000, respectively.

                                                                     (Continued)

                        RSI SYSTEMS, INC. AND SUBSIDIARY

    (8)   ACCRUED EXPENSES

          Accrued expenses consisted of the following at June 30:

                                                           1997           1996
             -------------------------------------------------------------------

              Severance [note 9(c)]                     $        0       225,590
              Inventory [note 9(d)]                        247,837       382,192
              Miscellaneous, other                         115,328       253,804
             -------------------------------------------------------------------
                                                        $  363,165       861,586
             ===================================================================

    (9)   COMMITMENTS AND CONTINGENCIES

          (a)    ROYALTY AGREEMENTS

                 During 1996, the Company entered into a royalty agreement with a software development company. The agreement obligated the Company to pay a royalty fee ranging from 25% (1 to 2,000 systems sold) to 5% (over 20,000 systems sold) of unit list price depending on the volume of systems sold. The agreement provided for a first year minimum royalty commitment of $100,000. Sales of Eris Systems containing the software per this royalty agreement were anticipated to begin in fiscal year 1997. In fiscal year 1997, the Company terminated the agreement.

                 During 1994, the Company entered into royalty agreements with two vendors who contributed to the design and development of the Company's Eris System. Under one agreement, the Company paid a royalty of approximately $46,000. Under the agreement with the second vendor, the Company is obligated to pay a l-1/2% royalty to the vendor on net sales for up to 5,000 Video Conferencing systems, 1% royalty for the next 5,000 systems and 1/2% royalty for the following 5,000 systems.

          (b)    SOFTWARE LICENSE AGREEMENT

                 During 1997, the Company entered into a software license
                    agreement with a software development company. Pursuant to the agreement, in addition to licensing, production, maintenance, and training fees, the Company is to pay a royalty fee of up to $40 per unit for Video Conferencing systems containing the software. Sales of the related systems began in fiscal year 1997.

                 During 1996, The Company entered into a software license
                    agreement with a separate software development company. Pursuant to the agreement, in addition to licensing and production fees of $90,000, the Company is to pay a royalty fee of $40 on each of the first 1,000 Video Conferencing Systems sold, $4.75 for the following 9,000 systems, $6.25 for the following 90,000 systems and $5.10 for each system sold in excess of 100,000. Sales of the related systems began in fiscal year 1997.

                                                                     (Continued)

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                 During 1994, the Company entered into a software license
                    agreement with a software development company. Pursuant to the agreement, the Company is to pay a royalty fee of $25 on each of the first 10,000 systems sold, $15 on each system over 10,000 up to 50,000, and $8 on each system sold in excess of 50,000.

          (c)    EMPLOYMENT AGREEMENTS

                 In July 1996, the Company entered into a two-year employment agreement with its President and Chief Executive Officer. Pursuant to the agreement, the officer receives an annual salary of $150,000. The agreement provides for payment to the officer of up to twelve month's salary and benefits in the event of termination without cause or the Company's breach of a material term of the agreement.

                 Also, in connection with the employment agreement, on July 1,
                    1996, the Company granted 25,000 shares of the Company's common stock to its President and Chief Executive Officer. The stock is subject to certain restrictions which lapse at a rate of 6,250 shares every six months from the date of grant. As of June 30, 1997, the stock had not been issued. Total compensation expense recognized in fiscal year 1997 related to this stock grant was $100,000.

                 During fiscal year 1995, the Company entered into employment agreements with four officers. During fiscal year 1996, three of these officers either resigned from the Company or their employment was terminated by the Company. Based on either the termination clause of the original employment agreements or a separate termination letter between the officer and the Company, the Company provided for severance payments to these three officers at June 30, 1996. One of the three officers formed a new company in which the Company obtained a 20% ownership position as part of the separation settlement. On September 13, 1996, the fourth officer also resigned from the Company.

          (d)    MANUFACTURING AGREEMENT

                 On August 28, 1996, the Company entered into a new
                    manufacturing agreement with a third party custom manufacturer (New Manufacturer). Pursuant to this agreement, the New Manufacturer agreed to produce the Company's video conferencing products, and warrant that all products will be free from defects in material and workmanship for twelve
                    (12) months from the date the Company ships to the customer or fifteen (15) months from the date the third party manufacturer ships to the Company, whichever comes first.

                                                                     (Continued)

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                 The agreement may be terminated by either party upon failure of the other party to comply with any material term of the agreement after a 30 day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement. The Company may also terminate the agreement upon 30 days written notice. In such case, the Company would be obligated to pay for material and work in progress for products ordered. As of June 30, 1997, the Company had ordered equipment from the New Manufacturer totaling $1,620,000 which had not yet been received and accepted as of June 30, 1997.

                 During 1996 and 1995, the Company's video conferencing systems were manufactured by a separate third party custom manufacturer (the Previous Manufacturer). The Previous Manufacturer provided substantially all parts and manufacturing supplies for the Company's product. On August 9, 1996, the Company and the Previous Manufacturer terminated the manufacturing agreement. Pursuant to this termination agreement, the Previous Manufacturer agreed to produce, and the Company agreed to purchase, 690 completed Eris System units. In addition, upon the completion of the 690 units, the Company agreed to purchase from the Previous Manufacturer any remaining component inventory. During the year ended June 30, 1996, the Company recognized an impairment charge of $382,192 to value the related inventory at the lower of cost or market (see note 4). On February 7, 1997, the Company concluded all business with the Previous Manufacturer.

                 At June 30, 1995, the Company had outstanding, irrevocable bank letters of credit totaling $1,250,000. The letters of credit could be drawn upon through September 1995 by the previous Manufacturer. The letters of credit were guaranteed by two stockholders/directors and collateralized by all corporate assets, as defined in the underlying promissory notes. Warrants to purchase a total of 225,000 shares of common stock at $1.00 to $2.00 per share were issued as consideration for these guarantees. The estimated value of the warrants was capitalized and amortized over the terms of the letters of credit.

                 In May 1996, the Company also obtained irrevocable bank letters of credit totaling $600,000. The letters of credit could be drawn upon through May 1997 by the Previous Manufacturer. The letters of credit were also guaranteed by the same two stockholders/directors and collateralized by assets pledged by the two stockholders/directors. Warrants to purchase a total of 15,000 shares of common stock at $3.00 per share were issued as consideration for these guarantees. The estimated value of the warrants was capitalized and was amortized over the terms of the letters of credit.

          (e)    DISTRIBUTOR, DEALER, AND MANUFACTURER REPRESENTATIVE AGREEMENTS

                 The Company is a party to distributor or dealer agreement with several companies. Each distributor or dealer has minimum purchase obligations. The term of each agreement is one year, renewable for additional one-year periods. Distributors and dealers receive discounts depending upon the number of systems ordered from the Company.

                                                                     (Continued)

                        RSI SYSTEMS, INC. AND SUBSIDIARY

   (10)   INCOME TAXES

          The Company is a Subchapter C corporation for income tax reporting purposes beginning July 1, 1994.

          At June 30, 1997, the Company has approximately $12,500,000 of net operating loss carryforwards and $60,000 of tax credit carryforwards for federal income tax purposes, which begin to expire in 2010. Section 382 of the Internal Revenue Code of 1986 limits the use of the Company's net operating loss carryforwards as of the date of a more than 50% change in ownership. As a result the public offering discussed at note 11(a), a Section 382 ownership change occurred. As a result of prior ownership changes, a portion of net operating losses are limited in use in any one year. Future ownership changes may further limit the use of the net operating losses in any one year.

          The provision for income taxes differs from the expected tax benefit computed by applying the federal corporate tax rate for the two year period ended June 30, 1997, 1996 and 1995 is as follows:

                                                       1997      1996      1995
                ---------------------------------------------------------------
                 Expected federal benefit               34%        34        34
                 State taxes, net                        6          6         6
                 Change in valuation allowance         (40)       (40)      (40)
                ---------------------------------------------------------------

                        Actual tax benefit               0%         0         0
                ===============================================================

          The tax effect of items which comprise a significant portion of deferred tax assets as of June 30, 1997, 1996 and 1995 is as follows:

                                                         1997           1996
                ---------------------------------------------------------------

                 Deferred tax assets:
                    Net operating loss carryforwards  $ 5,060,000     2,640,000
                    Other                                 160,000       352,000
                    Valuation allowance                (5,220,000)   (2,992,000)
                ---------------------------------------------------------------

                    Net deferred tax asset            $         0             0
                ===============================================================

          A valuation allowance is provided when there is some likelihood that all or a portion of a deferred tax asset may not be recognized. The net deferred assets at June 30, 1997 and 1996 are fully offset by a valuation allowance. The valuation allowance is reviewed annually.

                                                                     (Continued)

                        RSI SYSTEMS, INC. AND SUBSIDIARY

   (11)   CAPITAL STOCK

          (a)    COMMON STOCK

                 On September 30, 1996, the Company completed a private offering of its common stock. The Company received $3,942,892 net of offering costs, in exchange for 1,500,000 shares of common stock ($3.00 per share). A registration statement for these shares has been declared effective by the Securities and Exchange Commission and the shares are registered and freely tradable as of June 30, 1997.

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

                 During the year ended June 30, 1995, the Company received $500 from an employee/director of the Company for 100,000 shares of Company common stock. The Company also sold common stock at fair market value to employees and directors and received $160,000 for 210,000 shares of Company common stock ($.50 to $3.50 per share).

                 In August 1994, the Company also sold common stock at fair market value and received $21,112 from a separate corporation for 21,112 shares of Company common stock ($1.00 per share).

          (b)    STOCK WARRANTS

                 On September 30, 1996, in connection with the Company's private offering of 1,500,000 shares of its common stock, the Company issued warrants to the placement agent for the purchase of 150,000 shares of common stock. Such warrants have a ten year term and are exercisable at $3.00 per share.

                 In July 1995, in connection with the Company's initial public offering, the Company issued warrants to the underwriter for the purchase of 122,500 shares of Company common stock. Such warrants have a five-year term and are exercisable at $7.50 per share.

                                                                     (Continued)

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                 In May 1995, a director surrendered to the Company, the right to purchase 66,000 shares at $1.00 per share of Company common stock. At the same time, the Company issued warrants to two employees/directors of the Company for the purchase of 33,000 shares each of Company common stock. Such warrants have a five-year term and are exercisable at $1.00 per share. On the date of issuance, the Company recorded $165,000 as compensation expense, representing the difference between the exercise price and the estimated fair market value of the warrants.

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

                 The Company has reserved 600,000 shares of common stock for issuance under the plan. At June 30, 1997, 39,250 shares remained available for grant. Options issued become exercisable over varying periods as provided in the individual plan agreements and certain options are subject to accelerated vesting based upon individual employment agreements or changes in control of the Company. The exercisable shares at June 30, 1997, and 1996 were 254,666 and 49,375 respectively.

                                                                     (Continued)

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                 A summary of changes in common stock options during the years ended June 30, 1996 and 1997 is as follows:

                                                                      Weighted
                                                                       average
                                                                      exercise
                                                                      price per
                                                         Shares         share
                 ---------------------------------------------------------------

                  Outstanding at June 30, 1995           242,500        $ 3.34

                      Granted                             71,000          8.66
                      Exercised                          (26,250)         2.32
                      Canceled                           (33,750)         2.34
                 ---------------------------------------------------------------

                  Outstanding at June 30, 1996           253,500          5.06

                      Granted                            570,000          2.49
                      Exercised                           (1,250)         3.50
                      Canceled                          (151,500)         4.02
                 ---------------------------------------------------------------

                  Outstanding at June 30, 1997           670,750        $ 3.12
                 ===============================================================

                  Exercisable at June 30, 1997           254,666        $ 3.03
                 ===============================================================

                 Options outstanding at June 30, 1997, have an exercisable price per share ranging between $1.125 and $9.25 and have a weighted average exercisable price of $3.03 and a weighted average remaining contractual life of 7.0 years.

                 The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the following pro forma amounts:

                                                   Fiscal year ended June 30,
                                                --------------------------------
                                                     1997               1996
                    ------------------------------------------------------------

                    Net loss:
                        As reported              $ (5,684,690)       (4,878,825)
                        Pro forma                  (5,907,444)       (4,919,115)

                    Net loss per common share:

                        As reported                     (1.30)            (1.56)
                        Pro forma                       (1.35)            (1.57)

                                                                     (Continued)

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                 The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1997, respectively; risk-free interest rates of 6.70% and 6.88%, expected option lives of 10.0 years and 5.8 years, expected volatility of 8.4% and 65.3%, and expected dividend yield of $0.

                 Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                 The weighted average fair values of options granted in 1997 and
                    1996 were as follows:

                    Fiscal 1997 grants                        $    .71
                    Fiscal 1996 grants                            3.47

   (12)   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

   (13)   MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

          Sales to three unaffiliated customers aggregated approximately 32% of net sales in fiscal 1996. In addition, accounts receivable from these three unaffiliated customers aggregated approximately 45% of total accounts receivable as of June 30, 1996. Historically, the Company has not experienced write-offs related to these major customers.

   (14)   SUBSEQUENT EVENTS

          LOAN AGREEMENT

          In July 1997, the Company entered into a commercial loan agreement with a bank for a $1,000,000 discretionary revolving credit facility. The facility is secured by all corporate assets and provides for working capital based on a borrowing base comprised of accounts receivable and inventory. Interest on outstanding borrowings is payable monthly at 4% above the bank's publically announced base rate, and the facility requires a minimum annual interest payment of $56,000. The facility contains certain covenants and conditions, including minimum net worth and debt to tangible net worth levels. On September 5, 1997, the Company borrowed $300,000 on the line of credit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           (a) DIRECTORS AND EXECUTIVE OFFICERS

           Name                     Age      Position with Company
           ----                     ---      ---------------------

           Richard J. Braun         52       Chairman of the Board

           Donald C. Lies           49       Chief Executive Officer, President,
                                             and Director

           Dennis A. Leese          52       Director

           William J. Brummond      46       Director

           Richard F. Craven        54       Director

           Byron G. Shaffer         64       Director

           David W. Stassen         45       Director


           RICHARD J. BRAUN was elected as a director of the Company in June 1995. He is the Chief Executive Officer and a director of MEDTOX Scientific, Inc., a business specializing in clinical and forensic diagnostic devices and testing. He has served as a Managing Director of Headwaters Capital Management LLC, a management investment company, and President of Headwaters Capital Corporation. From 1992 to 1994, Mr. Braun was Chief Operating Officer and a director of Employee Benefit Plans, Inc., (an NYSE Company) a provider of managed care, benefit plans and insurance services, and Chief Executive Officer of EBP Life Insurance Company. From 1989 to 1991, Mr. Braun was Chief Operating Officer and a director of Reich and Tang LP. (an NYSE Company). He is also a director of Enstar, Inc.

           DONALD C. LIES became President, Chief Executive Officer and a director of the Company on July 1, 1996. Before joining the Company, Mr. Lies founded CHORUS Marketing Group in May of 1989 and served as its President until June of 1996. CHORUS specialized in both reengineering of management and marketing and sales processes for a variety of office and factory automation systems manufacturers and service providers. From 1987 to 1989, Mr. Lies served as the Vice President of Marketing and Sales for Com Squared Systems, a computer software design, manufacturing and reselling company. From 1985 to 1987, Mr. Lies was director of Scanning Products Marketing for commercial products at National Computer Systems. Prior to that, Mr. Lies served as General Manager and Vice President for Norstan, Inc. in its information systems division for five years. Before joining Norstan, Mr. Lies was in sales for the office systems group of IBM. Mr. Lies is the brother-in-law of David W. Stassen who is also a director of the Company.

           DENNIS A. LEESE has served as a director of the Company since February 1995. Mr. Leese is the Chief Executive Officer and President of DBNS, Inc., a telecommunication and software company. Mr. Leese served as President of the Company from February 1994 to June 1996, and he served as Chief Executive Officer of the Company from August 1994 to June 1996. From October 1991 until December 1993 Mr. Leese was Senior Vice President of Sales and Marketing at Augat Communications in Seattle, Washington, a subsidiary of Augat, Inc. and an equipment supplier to telecommunication and cable television companies. From April 1990 until October 1991, Mr. Leese was Chief Operating Officer at ALS, a supplier of software-based training programs on telecommunications technology.

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

           BYRON G. SHAFFER has served as a director of the Company since February 1995. Mr. Shaffer has been a private investor for the last 20 years and has also served as a director of Mentor Corporation, a medical products manufacturer, since 1976.

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

           Pursuant to the terms of the Company's Restated Articles of Incorporation, the directors are divided into three classes with the term of one class expiring each year. As the term of each class expires, the successors to the directors in that class will be elected for a term of three years. The terms of Messrs. Brummond and Braun expire at the 1997 Annual Meeting of Shareholders, the term of Messrs. Leese and Craven expire at the 1998 Annual Meeting of Shareholders and the terms of Messrs. Lies, Shaffer and Stassen expire at the 1999 Annual Meeting of Shareholders. Executive officers are elected by the Board of Directors and serve until their successors are elected and appointed.

BOARD OF DIRECTORS' COMMITTEES

           The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee, which consists of Messrs. Braun, Shaffer and Leese, supervises the financial affairs of the Company and generally reviews the results and scope of the audit and other services provided by the Company's independent accountants and reports the results of their review to the full Board and to the Company's management. The Compensation Committee, which consists of Messrs. Braun, Shaffer and Craven, has general responsibility for management of compensation matters, including recommendations to the Board of Directors on compensation arrangements for officers and incentive compensation for employees of the Company.

           (b) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 1997, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by
Section 16 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

           The following table sets forth the compensation paid or accrued by the Company for services rendered for the years ended June 30, 1995, 1996 and 1997 to (i) all persons who served as the Chief Executive Officer of the Company during fiscal year 1997 and (ii) the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 in fiscal year 1997 (the "Named Executive Officers"). Other than those individuals listed below, no executive officer of the Company received cash compensation of more than $100,000 in fiscal year 1997.

                           SUMMARY COMPENSATION TABLE

                                                                      LONG-TERM COMPENSATION
                                                                    ---------------------------
                                                                                AWARDS
                                                                                ------
                                                                    RESTRICTED                       ALL OTHER
                                                                    ----------                       ---------
NAME AND PRINCIPAL         FISCAL       ANNUAL COMPENSATION           STOCK          UNDERLYING     COMPENSATION
------------------         ------       -------------------           -----          ----------     ------------
POSITION                    YEAR       SALARY($)      BONUS($)      AWARDS($)        OPTIONS(#)          ($)
--------                   ------      ---------      --------      ---------        ----------          ---
Donald C. Lies             1997        $150,000         $0          $200,000          215,000          $7,800
CHIEF EXECUTIVE OFFICER                                                (1)
 AND PRESIDENT

-----------------------
(1) On July 1, 1996, the Company granted Donald C. Lies 25,000 shares of restricted common stock vesting in equal increments of 25% of such shares at each interval of six months from July 1, 1996, so long as Mr. Lies remains employed by the Company. On June 30, 1997, Mr. Lies owned 18,750 shares of the restricted stock and 6,250 shares of unrestricted stock pursuant to the agreement, with an aggregate value of $40,625. Based on the June 30, 1997, closing bid price of the Company's Common Stock of $1.625 per share.

OPTION GRANTS AND EXERCISES

The tables below set forth information about the stock options held by the Named Executive Officer and the potential realizable value of the options held by such person on June 30, 1997. No stock options were exercised by the named executive officer of the Company during fiscal year 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                         NUMBER OF
                         ---------
                         SECURITIES          % OF TOTAL
                         ----------          ----------
                         UNDERLYING        OPTIONS GRANTED
                         ----------        ---------------
                     OPTIONS GRANTED(#)      TO EMPLOYEES        EXERCISE       EXPIRATION
                     ------------------      ------------        --------       ----------
      NAME                  (1)           IN FISCAL YEAR 1997   PRICE($/sh)        DATE
      ----                  ---           -------------------   -----------     ----------
Donald C. Lies          110,000(2)               22.0%             $8.00      June 30, 2006
CHIEF EXECUTIVE           5,000(3)                1.0%             $1.38      February 5, 2007
OFFICER AND             100,000(4)               20.0%             $1.13      April 13, 2002
PRESIDENT

----------------------------
(1) During fiscal year 1997, options to acquire an aggregate of 500,000 shares of Common Stock were granted to all employees and options to acquire 70,000 shares of Common Stock were granted to non-employee directors.
(2) 110,000 options were granted to Mr. Lies on July 1, 1996. The options become vested and exercisable in installments of 27,500 every six months commencing six months after the date of the grant.
(3) 5,000 options were granted to Mr. Lies on February 6, 1997. The options become vested and exercisable in quarterly installments of 1,250 commencing three months after the date of the grant.
(4) 100,000 options were granted to Mr. Lies on April 14, 1997, and 75,000 were vested and exercisable on the date of the grant. The remaining 25,000 options become vested and exercisable in annual installments of 8,333 commencing one year after the date of the grant.


       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                  OPTION VALUES

                          SHARES                                                              VALUE OF UNEXERCISED
                          ------                                                              --------------------
                       ACQUIRED ON       VALUE           NUMBER OF UNEXERCISED                IN-THE-MONEY OPTIONS
                       -----------       -----           ---------------------                --------------------
       NAME            EXERCISE (#)   REALIZED ($)    OPTIONS AT JUNE 30, 1997 (#)           AT JUNE 30, 1997 ($)(1)
       ----            ------------   ------------   -----------------------------        -----------------------------
                                                     EXERCISABLE     UNEXERCISABLE        EXERCISABLE     UNEXERCISABLE
                                                     -----------     -------------        -----------     -------------
Donald C. Lies              0             $0           103,750          111,250             $37,812          $13,438
CHIEF EXECUTIVE
OFFICER AND
PRESIDENT

----------------------------
(1) Based on the June 30, 1997, closing bid price of the Company's Common Stock of $1.625 per share.

EMPLOYMENT AGREEMENTS

           The Company and Donald C. Lies have entered into an employment agreement, dated as of July 1, 1996, which provides that Mr. Lies will receive the following: (i) an annual salary of $150,000; (ii) a grant of 25,000 shares of restricted Common Stock vesting in equal increments of 25% of such shares at each interval of six months from the effective date of Mr. Lies employment, so long as Mr. Lies remains employed by the Company; (iii) a grant of options to purchase 110,000 shares of Common Stock at $8.00 per share, vesting in equal increments of 25% of such options at each interval of six months from July 1, 1996, so long as Mr. Lies remains employed by the Company; and (iv) an automobile allowance of $650 per month. In fiscal year 1997, an arrangement in which Donald C. Lies was to purchase 110,000 shares of the Company's Common Stock at $3.00 per share was terminated prior to it's consummation. In addition to the foregoing,

Mr. Lies is entitled to all other benefits available generally to employees of the Company, including vacation and health benefits.

COMPENSATION OF DIRECTORS

           The Board of Directors of the Company has established the following compensation policies for non-employee directors of the Company. Non-employee directors receive $100 for each meeting attended. Also, under the Company's 1994 Stock Plan, each non-employee director is granted, upon election to the Board, an option to purchase 10,000 shares of Common Stock, exercisable at fair market value and vesting in equal increments of 25% every three months and expiring ten years from the date of grant. After the year of election, each non-employee director will also receive annually an option to purchase 5,000 shares of Common Stock. Directors who are employees of the Company receive no additional compensation for serving as directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth, as of September 26, 1997, the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such group or person. The address for all directors and officers of the Company is 7400 Metro Boulevard, Suite 475, Minneapolis, MN, 55439.

                                           NUMBER OF SHARES
NAME                                      BENEFICIALLY OWNED    OWNED PERCENTAGE
----                                      ------------------    ----------------
Richard J. Braun.....................           66,250 (1)             1.4%
Donald C. Lies.......................          147,850 (2)             3.0
Dennis A. Leese......................          299,450 (3)             6.2
William J. Brummond..................           66,750 (4)             1.4
Richard F. Craven....................          841,750 (5)            17.1
Byron G. Shaffer.....................          241,750 (6)             5.0
David W. Stassen.....................           28,750 (7)               *
All Current Executive Officers and           1,692,550 (8)            32.3
Directors as a Group (7 persons).....

----------------------------------------------------------
*        Indicates ownership of less than 1%.

(1) Includes 53,750 shares which may be acquired within 60 days upon the exercise of stock options.

(2) Includes 133,750 shares which may be acquired within 60 days upon the exercise of stock options.

(3) Includes 36,750 shares which may be acquired within 60 days upon the exercise of stock options and warrants.

(4) Includes 36,750 shares which may be acquired within 60 days upon the exercise of stock options and warrants.

(5) Includes (i) 155,250 shares which may be acquired within 60 days upon the exercise of stock options and warrants and (ii) 15,000 shares owned by Mr. Craven's three children.

(6) Includes (i) 46,250 shares which may be acquired within 60 days upon the exercise of stock options and warrants and (ii) 28,000 shares owned by Mr. Shaffer's four children.

(7) Includes 13,750 shares which may be acquired within 60 days upon the exercise of stock options.

(8) Includes 476,250 shares which may be acquired within 60 days upon the exercise of stock options and warrants.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Mr. Richard Craven, a director of the Company, is a director of VideoLabs, Inc. ("VideoLabs"), a Minneapolis, Minnesota based manufacturer of video cameras. Both Mr. Craven and Douglas Clapp, a former officer of the Company, are beneficial owners of more than 5% of the outstanding shares of VideoLabs. In December 1993, the Company purchased certain videoconferencing technology from VideoLabs and issued to VideoLabs a convertible promissory note in the amount of $100,000. In May 1995, VideoLabs converted its note into 88,888 shares, 25,000 shares of which were sold in July 1995. In addition, the Company has purchased FlexCam cameras from VideoLabs and sold them as optional equipment in connection with the sales of video conferencing systems. From inception until June 30, 1995, the Company's purchases from VideoLabs totaled $22,740. Net purchases by the Company from VideoLabs were approximately $8,972, and $57,140 during fiscal year 1997 and 1996 respectively. The Company believes its transactions with VideoLabs have been on terms no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.

           Mr. Richard Craven, a director of the Company, is the father-in-law of the owner/partner of Pointe Design, which is a Minneapolis, Minnesota based company that designs and prints advertising and other marketing tools. The Company has used Pointe Design's services to print marketing brochures and other advertising media. Net purchases by the Company from Pointe Design totaled $97,500 and $28,661 during fiscal year 1997 and 1996 respectively.

           The Company was required to obtain a letter of credit in the amount of $1,000,000 in favor of AT&T Corporation in September 1994. Richard F. Craven, the Company's Chairman of the Board of Directors, pledged certain of his personal assets to secure his personal guarantee in order to obtain such letter of credit. In consideration of the personal guarantee, the Company issued Mr. Craven warrants to purchase 200,000 shares of the Company's Common Stock at $1.00 per share. The Company believes its transactions with Mr. Craven are on terms no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis. The letter of credit has now expired.

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

           In May 1996, the Company obtained a letter of credit in the amount of $600,000 in favor of Lucent. Messrs. Craven and Shaffer, directors of the Company, pledged certain personal assets to secure their personal guarantees of this letter of credit. In consideration of these directors' guarantees, the Company issued each of Messrs. Craven and Shaffer a warrant to purchase 7,500 shares of Common Stock with an exercise price equal to the market price of the Common Stock on the date of the warrant, which was $8.00 per share on May 22, 1996. The warrants expire on May 22, 2000. The terms of the warrants provide that if, during the one year term of the letter of credit, the Company secures additional financing pursuant to a private placement or registered secondary offering of securities, the warrant exercise price would be reduced to the price at which such securities are offered to investors. In connection with the recent private placement completed by the Company, on September 30, 1996, the exercise price of the warrants was reduced to $3.00 per share. The Company believes the foregoing transactions with Messrs. Craven and Shaffer are on terms no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS. See Exhibit Index which is incorporated herein by reference. Exhibits that cover management contracts or compensatory plans or arrangements are marked with an asterisk(*) in the Exhibit Index.

           (b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of fiscal year 1997.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 26, 1997              RSI SYSTEMS, INC.


                                       By: /s/ Donald C. Lies
                                           -------------------------------------
                                           President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 26, 1997.

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

              SIGNATURE                                     TITLE
              ---------                                     -----

/s/ Richard J. Braun                             Chairman of the Board
---------------------------------
Richard J. Braun

/s/ Donald C. Lies                               Director, President, Chief
---------------------------------                Executive Officer
Donald C. Lies

/s/ James D. Hanzlik
---------------------------------                Chief Financial Officer
James D. Hanzlik

/s/ Richard F. Craven                            Director
---------------------------------
Richard F. Craven

/s/ Byron G. Shaffer                             Director
---------------------------------
Byron G. Shaffer

/s/ David W. Stassen                             Director
---------------------------------
David W. Stassen

/s/ William J. Brummond                          Director
---------------------------------
William J. Brummond

/s/ Dennis A. Leese                              Director
---------------------------------
Dennis A. Leese

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
                  FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 1997


Exhibit No.                    Title of Document                                Method of Filing
-----------                    -----------------                                ----------------

3.1                  Articles of Incorporation, as amended       Filed as Exhibit 3.1 to the Form SB-2 Registration
                                                                 Statement of the Company, File No. 33-93240C, (the
                                                                 "SB-2 Registration Statement") and incorporated
                                                                 herein by reference.

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

10.1                 1994 Stock Plan *                           Filed as Exhibit 10.5 to the SB-2 Registration
                                                                 Statement and incorporated herein by reference.

10.2                 Form of Inventions, Confidential            Filed as Exhibit 10.2 to the SB-2 Registration
                     Information and Non-Competition             Statement and incorporated herein by reference.
                     Agreement

10.3                 Letter of Credit Agreement, dated           Filed as Exhibit 10.13 to the SB-2 Registration
                     September 19, 1994                          Statement and incorporated herein by reference.

10.4                 Letter of Credit Agreement, dated           Filed as Exhibit 10.14 to the SB-2 Registration
                     December 13, 1994, as amended               Statement and incorporated herein by reference.

10.5                 Link Technology Inc. Source Code Software   Filed as Exhibit 10.15 to the SB-2 Registration
                     License Agreement                           Statement and incorporated herein by reference.

10.6                 Design Royalty Agreement between the        Filed as Exhibit 10.16 to the SB-2 Registration
                     Company and Worrell Design Inc.             Statement and incorporated herein by reference.

10.7                 License Agreement with DSP Software         Filed as Exhibit 10.15 to the Company's 1996 10-KSB
                     Engineering, Inc. dated February 1, 1996    and incorporated herein by reference.

10.8                 Addendum to License Agreement with Link     Filed as Exhibit 10.17 to the Company's 1996 10-KSB
                     Technology, Inc. dated April 29, 1996       and incorporated herein by reference.

10.9                 Employment Agreement between the            Filed as Exhibit 10.20 to the Company's 1996 10-KSB
                     Company and Donald Lies*                    and incorporated herein by reference.

10.10                Manufacturing Agreement with Altron, Inc.   Filed as Exhibit 10.21 to the Company's 1996 10-KSB
                     dated August 28, 1996                       and incorporated herein by reference.

10.11                Selling Agency Agreement with Miller        Filed as Exhibit 10.23 to the Company's 1996 10-KSB
                     Johnson & Kuehn Incorporated dated          and incorporated herein by reference.
                     August 22, 1996

10.12                Shareholder Agreement dated April 30,       Filed as Exhibit 10.24 to the Company's 1996 10-KSB
                     1996                                        and incorporated herein by reference.

10.13                New Employee Inventions, Confidentiality    Filed herewith electronically.
                     and Noncompete Agreement

10.14                Non-Qualified Stock Option Agreement with   Filed herewith electronically.
                     Donald C. Lies

10.15                Restricted Stock Agreement with Donald C.   Filed herewith electronically.
                     Lies

---------------------------
* Denotes an exhibit that covers management contracts or compensatory plans or arrangements.



Exhibit No.                    Title of Document                                Method of Filing
-----------                    -----------------                                ----------------

10.16                Qualified Stock Option Agreement with       Filed herewith electronically.
                     Donald C. Lies

10.17                Termination of Stock Purchase and           Filed herewith electronically.
                     Subscription Agreement

10.18                Norwest Loan Agreement                      Filed herewith electronically.

21.1                 Subsidiary of the Registrant                Filed as Exhibit 21.1 to the Company's 1996 10-KSB
                                                                 and incorporated herein by reference.

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

---------------------------
* Denotes an exhibit that covers management contracts or compensatory plans or arrangements.