Form 10QSB
period 1997-09-30
RSI SYSTEMS INC/MN
filed 1997-11-14
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO ___

The Company had 4,769,765 shares of Common Stock, $ 0.01 par value per share, outstanding as of November 3, 1997.

Transitional Small Business Disclosure Format (Check one): Yes __ No _X_

                                RSI Systems, Inc.

                                      INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheets - September 30, 1997
                 (unaudited) and June 30, 1997 ................................3

                 Consolidated Statements of Operations (unaudited) - Three
                 months ended September 30, 1997 and 1996 .....................4

                 Consolidated Statements of Cash Flows (unaudited)- Three
                 months ended September 30, 1997 and 1996 .....................5

                 Notes to Consolidated Financial Statements ...................6

      Item 2.    Management's Discussion and Analysis .........................8

PART II  OTHER INFORMATION ...................................................11

Signatures ...................................................................12

Exhibit Index ................................................................13

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                   As Of September 30, 1997 and June 30, 1997

                                                                       September 30,     June 30,
                                                                           1997            1997
                                        Assets                         (Unaudited)
---------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                         $    518,233      $  1,152,671
   Accounts receivable, net                                               861,511           747,427
   Inventories                                                            538,180           544,613
   Prepaid expenses                                                        33,536            41,556

---------------------------------------------------------------------------------------------------
            Total current assets                                        1,951,460         2,486,267
---------------------------------------------------------------------------------------------------

Property and equipment
   Furniture and equipment                                                719,634           718,998
   Leasehold improvements                                                   4,818             4,818
      Less accumulated depreciation                                      (393,510)         (332,589)

---------------------------------------------------------------------------------------------------
            Net property and equipment                                    330,942           391,227
---------------------------------------------------------------------------------------------------

Other assets                                                                2,500             2,500
   Less accumulated amortization                                           (1,979)           (1,979)

                                                                     ------------      ------------
            Net other assets                                                  521               521

                         Total assets                                $  2,282,923      $  2,878,015
===================================================================================================

                      Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable                                                       861,605         1,166,507
   Accrued expenses                                                       266,332           363,165
   Deferred revenue                                                        88,946           123,989
   Line of credit                                                         158,692              --

---------------------------------------------------------------------------------------------------
            Total current liabilities                                   1,375,575         1,653,661
---------------------------------------------------------------------------------------------------

Stockholders' equity:
      Common stock ($.01 par value per share, 10,000,000 shares
            authorized, 4,769,765 and 4,757,265 issued and
            outstanding, respectively)                                     47,698            47,573
      Additional paid-in capital                                       14,358,256        14,358,381
      Unearned compensation                                               (75,001)         (100,000)
      Accumulated deficit                                             (13,423,605)      (13,081,600)

---------------------------------------------------------------------------------------------------
            Total stockholders' equity                                    907,348         1,224,354
---------------------------------------------------------------------------------------------------

                      Total liabilities and stockholders' equity     $  2,282,923      $  2,878,015
===================================================================================================


See accompanying notes to consolidated financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                 Three Months Ended September 30, 1997 and 1996


                                                  Three Months     Three Months
                                                     Ended            Ended
                                                  September 30,    September 30,
                                                     1997              1996
                                                  (Unaudited)      (Unaudited)
--------------------------------------------------------------------------------

Net sales                                         $ 1,096,049        433,876
Cost of goods sold                                    426,732        473,200
--------------------------------------------------------------------------------
          Gross profit (loss)                         669,317        (39,324)

Research and development                              225,671        482,603
Selling, general, and administrative                  768,393        699,026
--------------------------------------------------------------------------------
          Operating loss                             (324,747)    (1,220,953)

Other income (expense):
   Interest income (expense), net                     (16,958)         7,963
   Other expense                                         (300)        (6,027)
--------------------------------------------------------------------------------
          Other income (expense), net                 (17,258)         1,936
--------------------------------------------------------------------------------

          Net loss                                $  (342,005)    (1,219,017)
================================================================================

          Net loss per common share               $     (0.07)         (0.37)
================================================================================

          Weighted average shares outstanding       4,766,097      3,284,969
================================================================================


See accompanying notes to consolidated financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                 Three Months Ended September 30, 1997 and 1996

                                                               Three Months     Three Months
                                                                  Ended            Ended
                                                               September 30,    September 30,
                                                                   1997             1996
                                                               (Unaudited)      (Unaudited)
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                  $  (342,005)      (1,219,017)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                             60,921           67,609
        Unearned compensation                                     24,999             --
        Foreign currency translation                                --             81,723
        Changes in operating assets and liabilities:
          Accounts receivable                                   (114,084)         238,096
          Inventories                                              6,433           13,879
          Prepaid expenses                                         8,020           40,700
          Accounts payable                                      (304,902)         240,472
          Accrued expenses                                       (96,833)        (186,826)
          Deferred revenue                                       (35,043)            --
---------------------------------------------------------------------------------------------
             Net cash used in operating activities              (792,494)        (723,364)
---------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Additions to furniture and equipment                             (636)         (79,673)
   Proceeds from sale of equipment                                  --                275
---------------------------------------------------------------------------------------------
             Net cash used in investing activities                  (636)         (79,398)
---------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                           --          3,968,149
   Proceeds from line of credit                                  158,692             --
   Other                                                            --             13,102
---------------------------------------------------------------------------------------------
             Net cash provided by financing activities           158,692        3,981,251
---------------------------------------------------------------------------------------------

             Net change in cash and cash equivalents            (634,438)       3,178,489


Cash and cash equivalents at beginning of period             $ 1,152,671        1,032,921
---------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $   518,233        4,211,410
=============================================================================================


See accompanying notes to consolidated financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1997 and 1996


1.  BASIS OF PRESENTATION:

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the Company's June 30, 1997 financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

The financial statements reflect all adjustments, of a normally recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods.

Net loss per common share. Net loss per common share amounts are based on the weighted average number of shares of common stock outstanding. Common stock equivalents have not been included in the computation as the effect would be anti-dilutive.

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

3. DEBT:

In July, 1997 the Company signed a commercial loan agreement with a bank for a $1,000,000 discretionary revolving credit facility. Under the terms of the agreement, working capital funds are drawn based on a borrowing base comprised of eligible accounts receivable and inventory. The interest rate on the loan is equal to 4.0 points above a base rate set by the bank.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RSI Systems, Inc. (the "Company" or RSI) designs, develops, manufactures and markets telecommunications products for video conferencing.

The Company's primary product, the Video Flyer, is a self-contained, high performance video conferencing peripheral unit which connects directly to any size TV, projection system, PC, MAC or laptop (properly configured) and can support most of the popular industry cameras and recording, playback and communication devices. The Video Flyer was designed to comply with all industry video communications primary standards. The Company markets its products domestically and internationally through a variety of channels, including authorized resellers, OEM and private lable relationships and direct sales to major accounts. The Company offers full training and support to its customers through a variety of materials and programs.

Incorporated under the laws of Minnesota on December 21, 1993 the Company's early efforts were directed toward the development and introduction to the marketplace of products which attached directly to personal computers, Macintosh computers and laptop computers. These activities formed the basis for the Company's operations through fiscal year 1996. During fiscal year 1997, a new management team redirected the Company's focus toward the expanding mobile workgroup video conferencing market segment, culminating in the introduction of its second generation product - the Video Flyer during the second half of fiscal year 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net Sales. Net sales for the first quarter of fiscal year 1998 were $ 1,096,049, up 153% from $ 433,876 in the first quarter of fiscal year 1997. Sales are derived primarily from video conferencing units, but also include sales of peripheral equipment used with the systems. The increase in sales in the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997 was a result of higher pricing and higher unit volume associated with the Company's second generation product - the Video Flyer through the Company's expanded distribution channels. Although the ultimate effects of competition on future market price points and unit sales is uncertain, the Company expects average pricing and unit sales through the remainder of fiscal year 1998 to be higher than comparable quarters in fiscal year 1997, as a result of a shift to full production of Video Flyer in the first quarter of fiscal year 1998. Consequently, the Company expects higher net sales during fiscal year 1998 compared to fiscal year 1997.

Gross Profit (Loss). Gross profit was $669,317 or 61% of sales in the first quarter of fiscal year 1998 compared to a gross loss of $( 39,324) or ( 9%) during the first quarter of fiscal year 1997. In addition to carrying a higher unit price than previous generation products, the Video Flyer also has a lower unit manufacturing cost, resulting in a higher gross margin per unit. In addition, the higher cost of goods sold relative to sales in the first quarter of fiscal year 1997 reflects discounts granted to certain customers who took delivery during this period.

Research and Development Expenses. Research and development expenses were $ 225,671 for the first quarter of fiscal year 1998, or 21% of sales, compared to research and development expenses of $ 482,603, or 111% of sales for the first quarter of fiscal year 1997. The percentage decrease in the first quarter of fiscal year 1998 was due to higher sales as discussed above as well as a reduction in the actual dollar spending. During the first quarter of fiscal year 1998 the Company's research and development efforts were directed primarily toward enhancements to the Video Flyer. In the first quarter of fiscal year 1997, the Company was involved in two simultaneous development efforts - the completion of a computer-free version of its previous generation system, and prototype testing of its new Video Flyer.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $ 768,393 in the first quarter of fiscal year 1998, or 70% of sales, compared to $699,026, or 161% of sales for the first quarter of fiscal year 1997. The percentage decrease was due to higher sales in the first quarter of fiscal year 1998 as discussed above. The higher dollar spending in the current fiscal quarter reflects increased selling and product promotion activity.

Other Income (Expense). Other income (expense) was $(17,258) in the first quarter of fiscal year 1998, compared to $1,936 in the first quarter of fiscal year 1997. In the first quarter of fiscal year 1998, the higher amount of other (expense) was associated with interest charges on inventory procured by the Company's third party manufacturer on behalf of the Company to support required lead times.

As a result of the foregoing, the net loss for the first quarter of fiscal year 1998 was $(342,005), or $(.07) per common share, compared to a net loss of $(1,219,017), or $(.37) per common share in the first quarter of fiscal year 1997.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash used in operating activities was ($ 792,494) in the first quarter of fiscal year 1998, compared to $( 723,364) in the first quarter of fiscal year 1997. While the net loss in the first quarter of fiscal year 1998 of $( 342,005) was considerably lower than the net loss in the first quarter of fiscal year 1997 of $(1,219,017), the Company used a higher amount of cash for operations in the first quarter of fiscal year 1998 as a result of an increase in accounts receivable and a decrease in accounts payable and accrued expenses during the first quarter of fiscal year 1998. The decrease in accounts payable and accrued expenses during the first quarter of fiscal year 1998 was due to efforts by the Company to bring payments to certain key vendors in line with established terms. The impact on cash from operations of reductions in accounts payable and accrued expenses was partially offset by an increase in the Company's outstanding line of credit.

During the first quarter of fiscal year 1998, the Company signed a commercial loan agreement with a bank for a $1,000,000 discretionary revolving credit facility, and in September 1997, the Company first borrowed against the line of credit. Under the terms of the agreement, working capital funds are drawn based on a borrowing base comprised of a percentage of eligible accounts receivable and inventory.

Through September 30 , 1997, cash requirements of the Company have been funded primarily by cash received from equity investments in the Company and its new credit facility. At September 30, 1997 the Company had cash and cash equivalents of $518,233, an outstanding line of credit balance of $158,692 and borrowing capability of approximately $ 304,000 on the revolving credit facility.

The Company believes remaining funds from the private placement and funds from the line of credit will be sufficient to cover cash needs until sufficient cash flow from operations can be achieved. Management plans to continue to increase sales and improve operating results by expanding distribution of its products through an expanded dealer network, enhanced dealer support services and additional emphasis on larger, national and OEM/private lable accounts. In the event sales do not materialize at expected rates, management would conserve cash by reducing administrative expenses, sales and marketing expenses and research and development expenses. To the extent that the Company requires cash in excess of the funds generated by the private placement, its line of credit or future operations, management would seek additional financing, however no formal arrangements have been made in this regard and no assurance can be made that any such financing would be available on favorable terms or at all.

New Accounting Pronouncements

Beginning in the second quarter of fiscal year 1998, the Company will be required to adopt the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128). Under SFAS No. 128, companies are required to present basic and diluted earnings per share instead of primary and fully diluted earnings per share as required by Accounting Principles Board Opinion No. 15 "Earnings per Share" (APB No. 15). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued using the treasury stock method.

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


                                       RSI Systems, Inc.




Dated:   November 14, 1997             By:  /s/   Donald C. Lies
                                            -------------------------
                                                  Donald C. Lies
                                       Its President & Chief Executive Officer


                                       By:  /s/    James D. Hanzlik
                                            -------------------------
                                                   James D. Hanzlik
                                       Its Chief Financial Officer

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1997




  Item No.            Title of Document                  Method of Filing
  --------            -----------------                  ----------------

  27.1             Financial Data Schedule         Filed herewith electronically