Form 10QSB
period 1997-12-31
RSI SYSTEMS INC/MN
filed 1998-02-17
CIK 936130

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


(Mark One)

XXX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

The Company had 6,321,031 shares of Common Stock, $0.01 par value per share, outstanding as of February 4, 1998.

Transitional Small Business Disclosure Format (Check one): Yes __ No _X_

                        RSI Systems, Inc. and Subsidiary

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Consolidated Balance Sheets - December 31, 1997 (unaudited)
                and June 30, 1997 .............................................3

                Consolidated Statements of Operations (unaudited) - Three
                months and six months ended December 31, 1997 and 1996 ........4

                Consolidated Statements of Cash Flows (unaudited) - Six
                months ended December 31, 1997 and 1996 .......................5

                Notes to Consolidated Financial Statements ................... 6

    Item 2.     Management's Discussion and Analysis...........................8

PART II  OTHER INFORMATION ...................................................13

Signatures ...................................................................15

Exhibit Index ................................................................16

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                    As Of December 31, 1997 and June 30, 1997

                                                                     December 31,          June 30,
                                                                         1997                1997
                                      Assets                         (Unaudited)
----------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                        $     168,406         1,152,671
   Accounts receivable, net of allowance for doubtful accounts of
    $220,102 and $210,000 respectively                                  1,114,893           747,427
   Inventories                                                            590,390           544,613
   Prepaid expenses                                                        61,486            41,556

----------------------------------------------------------------------------------------------------
            Total current assets                                        1,935,175         2,486,267
----------------------------------------------------------------------------------------------------

Property and equipment
   Furniture and equipment                                                732,817           718,998
   Leasehold improvements                                                   4,818             4,818
      Less accumulated depreciation                                      (454,505)         (332,589)

----------------------------------------------------------------------------------------------------
            Net property and equipment                                    283,130           391,227
----------------------------------------------------------------------------------------------------

Other assets, net                                                              21               521
----------------------------------------------------------------------------------------------------

                                      Total assets                  $   2,218,326         2,878,015
====================================================================================================

                      Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable                                                       746,221         1,166,507
   Accrued expenses                                                       355,596           363,165
   Deferred revenue                                                       285,378           123,989
   Line of credit                                                            --                --

----------------------------------------------------------------------------------------------------
            Total current liabilities                                   1,387,195         1,653,661
----------------------------------------------------------------------------------------------------

Stockholders' equity:
      Common stock ($.01 par value per share, 10,000,000 shares
            authorized, 4,979,776 and 4,757,265 issued and
            outstanding, respectively)                                     49,798            47,573
      Additional paid-in capital                                       14,732,051        14,358,381
      Unearned compensation                                               (50,001)         (100,000)
      Accumulated deficit                                             (13,900,717)      (13,081,600)

----------------------------------------------------------------------------------------------------
            Total stockholders' equity                                    831,131         1,224,354
----------------------------------------------------------------------------------------------------

                      Total liabilities and stockholders' equity    $   2,218,326         2,878,015
====================================================================================================


See accompanying notes to consolidated financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

          Three Months and Six Months Ended December 31, 1997 and 1996

                                                Three Months Ended    Three Months Ended
                                                   December 31,           December 31,
                                                      1997                    1996
                                                   (Unaudited)            (Unaudited)
------------------------------------------------------------------------------------
Net sales                                         $  1,031,236              454,215
Cost of goods sold                                     374,049              350,918
Inventory writedown to lower of cost or market            --                570,557
------------------------------------------------------------------------------------
          Gross profit (loss)                          657,187             (467,260)

Research and development                               196,712              444,880
Selling, general, and administrative                   903,104              981,009
------------------------------------------------------------------------------------
          Operating loss                              (442,629)          (1,893,149)

Other income (expense):
   Interest income (expense), net                      (34,483)              36,811
   Other income (expense), net                            --                 35,319
------------------------------------------------------------------------------------
          Other income (expense), net                  (34,483)              72,130
------------------------------------------------------------------------------------

          Net loss                                $   (477,112)          (1,821,019)
====================================================================================

          Net loss per common share - basic       $      (0.10)               (0.38)
          Net loss per common share - diluted     $      (0.10)               (0.38)
====================================================================================

          Weighted average shares outstanding        4,776,613            4,752,265
====================================================================================

                                                Six Months Ended      Six Months Ended
                                                   December 31,         December 31,
                                                       1997                 1996
                                                   (Unaudited)          (Unaudited)
------------------------------------------------------------------------------------

Net sales                                         $  2,127,285              888,091
Cost of goods sold                                     800,781              824,118
Inventory writedown to lower of cost or market            --                570,557
------------------------------------------------------------------------------------
          Gross profit (loss)                        1,326,504             (506,584)

Research and development                               422,383              927,483
Selling, general, and administrative                 1,671,497            1,680,035
------------------------------------------------------------------------------------
          Operating loss                              (767,376)          (3,114,102)

Other income (expense):

   Interest income (expense), net                      (51,441)              38,747
   Other income (expense), net                            (300)              35,319
------------------------------------------------------------------------------------
          Other income (expense), net                  (51,741)              74,066
------------------------------------------------------------------------------------

          Net loss                                $   (819,117)          (3,040,036)
====================================================================================

          Net loss per common share - basic       $      (0.17)               (0.76)
          Net loss per common share - diluted     $      (0.17)               (0.76)
====================================================================================

          Weighted average shares outstanding        4,771,355            4,009,798
====================================================================================


See accompanying notes to consolidated financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                   Six Months Ended December 31, 1997 and 1996

                                                              Six Months        Six Months
                                                                Ended             Ended
                                                             December 31,      December 31,
                                                                 1997              1996
                                                             (Unaudited)       (Unaudited)
------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                 $   (819,117)      (3,040,036)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                            122,416          131,768
        Unearned compensation                                     49,999             --
        Inventory writedown to market                               --            570,557
        Foreign currency translation                                --            (28,400)
        Changes in operating assets and liabilities:
          Accounts receivable                                   (367,466)         232,855
          Inventories                                            (45,777)         (10,357)
          Prepaid expenses                                       (19,930)          84,724
          Accounts payable                                       (44,391)        (103,474)
          Accrued expenses                                        (7,569)        (235,124)
          Deferred revenue                                       161,389             --
------------------------------------------------------------------------------------------
             Net cash used in operating activities              (970,446)      (2,397,487)
------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of marketable securities                                --         (1,480,913)
   Purchases of furniture and equipment                          (13,819)        (127,590)
------------------------------------------------------------------------------------------
             Net cash used in investing activities               (13,819)      (1,608,503)
------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                           --          3,947,317
   Proceeds from line of credit                                  815,058             --
   Payments on line of credit                                   (815,058)            --
------------------------------------------------------------------------------------------
             Net cash provided by financing activities              --          3,947,317
------------------------------------------------------------------------------------------

             Net change in cash and cash equivalents            (984,265)         (58,673)


Cash and cash equivalents at beginning of period            $  1,152,671        1,032,921
------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                  $    168,406          974,248
==========================================================================================


See accompanying notes to consolidated financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

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

2. STOCKHOLDER'S EQUITY:

On December 29, 1997 the Company issued 210,011 shares of its common stock as payment on $375,895 in trade debt to two of the Company's key vendors.

Effective September 30, 1996, the Company sold 1,500,000 shares of common stock to "accredited investors" through a private offering at a price of $3.00 per share. Net proceeds to the Company from the private placement were approximately $4,000,000. The proceeds were used to fund research and development, expand sales and marketing activities, purchase capital equipment and inventory, finance accounts receivable and for other general corporate purposes, including working capital.

3.  DEBT:

In July, 1997 the Company signed a commercial loan agreement with a bank for a $1,000,000 discretionary revolving credit facility. Under the terms of the agreement, working capital funds are drawn based on a borrowing base comprised of eligible accounts receivable and inventory. The interest rate on the loan is equal to 4.0 points above a base rate set by the bank. There was no outstanding balance on the line of credit on December 31, 1997.

4.  SUBSEQUENT EVENT:

As of January 22, 1998, the Company completed the private placement of 1,671,255 shares of its common stock at $1.65 per share to "accredited investors". Net proceeds to the Company from the private placement were approximately $2,522,000. The proceeds will be used to expand Company marketing and distribution efforts, fund the development of new video conferencing features and products and for other general corporate purposes.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RSI Systems, Inc. (the "Company") incorporated under the laws of Minnesota on December 21, 1993, designs, develops, manufactures and markets telecommunications products for video conferencing.

The Company's primary product, the Video Flyer, is a self-contained, high performance video conferencing peripheral unit which connects directly to any size TV, projection system, PC, MAC or laptop (properly configured) and can support most of the popular industry cameras and recording, playback and communication devices. The Video Flyer was designed to comply with all industry video communications primary standards. The Company markets its products domestically and internationally through a variety of channels, including authorized resellers, OEM and private label relationships and direct sales to major accounts. The Company offers full training and support to its customers through a variety of materials and programs.

Beginning in fiscal year 1997, the Company has been focusing on the expanding mobile workgroup video conferencing market segment, culminating in the introduction of its second generation product - the Video Flyer during the second half of fiscal year 1997. The Company's primary focus during the first six months of fiscal year 1998 has been the development of new distribution channels and the introduction of new features and enhancements to the Video Flyer.

In the second quarter of fiscal year 1998, the Company finalized an agreement with Philips North American Corporation (Philips), a subsidiary of Philips Electronics NV of Eindhoven, Holland. The agreement calls for Philips and the Company to share technology to co-develop specialized high-performance 384 and 128 Kbps video conferencing systems for Philips to resell through its own distribution channels.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

Net Sales. Net sales for the second quarter of fiscal year 1998 were $1,031,236, up 127% from $454,215 in the second quarter of fiscal year 1997. The increase in sales in the second quarter of fiscal year 1998 compared to the second quarter of fiscal year 1997 was a result of higher pricing and higher unit volume associated with the Company's second generation product - the Video Flyer through the Company's expanded distribution channels. While sales in North America and Europe were in accordance with expectations, the Company believes overall sales volume during the second quarter of fiscal year 1998 was adversely affected by the economic situation in the Pacific Rim. Since the ultimate effects of the situation in the Pacific Rim are unknown, the Company expects to continue monitoring the situation while focusing the majority of its efforts on markets in Europe and North America through the remainder of fiscal year 1998. The Company is in the early stages of its relationship with Philips. While the Company expects to generate revenues from product shipments to Philips late in fiscal year 1998, the ultimate responsibility for product launch remains with Philips, therefore the magnitude of the new relationship with Philips on fiscal year 1998 results cannot be reasonably estimated. Although the overall effect of industry competition on future unit sales is uncertain, the Company expects unit sales through the remainder of fiscal year 1998 to be higher than comparable quarters in fiscal year 1997, as a result of a shift to full production and marketing of Video Flyer in fiscal year 1998. Consequently, the Company expects higher sales during the remainder of fiscal year 1998 compared to comparable periods in fiscal year 1997.

Gross Profit (Loss). Gross profit was $657,187 or 64% of sales in the second quarter of fiscal year 1998 compared to a gross loss of $(467,260) or (103%) of sales during the second quarter of fiscal year 1997. In addition to carrying a higher unit price than previous generation products, the Video Flyer also has a lower unit manufacturing cost, resulting in a higher gross margin per unit. In addition, the higher cost of goods sold relative to sales in the second quarter of fiscal year 1997 was partially a result of an inventory writedown to lower of cost or market of $570,557 related to previous generation products.

Research and Development Expenses. Research and development expenses were $196,712 for the second quarter of fiscal year 1998, or 19% of sales, compared to research and development expenses of $444,880, or 98% of sales for the second quarter of fiscal year 1997. The percentage decrease in the second quarter of fiscal year 1998 was due to higher sales as discussed above as well as a reduction in the actual dollar spending. During the second quarter of fiscal year 1998 the Company's research and development efforts were directed primarily toward enhancements to the Video Flyer. In the second quarter of fiscal year 1997, the Company was focused on full scale software and hardware development and related testing of its Video Flyer, resulting in higher expenditures compared to the second quarter of fiscal year 1998.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $903,104 in the second quarter of fiscal year 1998, or 88% of sales, compared to $981,009, or 216% of sales for the second quarter of fiscal year 1997. The percentage decrease was due to primarily to higher sales in the second quarter of fiscal year 1998 as discussed above.

Other Income (Expense). Other income (expense) was $(34,483) in the second quarter of fiscal year 1998, compared to $72,130 in the second quarter of fiscal year 1997. In the second quarter of fiscal year 1998, the higher amount of other (expense) was associated with interest charges on inventory procured by the Company's third party manufacturer on behalf of the Company to support required lead times, and interest on outstanding borrowings on the Company's line of credit. In the second quarter of fiscal year 1997, the Company had minimal interest expense and earned interest income on the proceeds of a private placement of its common stock on September 30, 1996. In addition, the second quarter of fiscal year 1997 included other income of $35,319 resulting from a reduction in the Company's foreign currency translation adjustment upon finalizing the closure of its UK operation.

As a result of the foregoing, the net loss for the second quarter of fiscal year 1998 was $(477,112), or $( .10) per common share, compared to a net loss of $(1,821,019), or $( .38) per common share in the second quarter of fiscal year 1997.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

Net Sales. Net Sales for the six-month period ended December 31, 1997 were $2,127,285, compared to $888,091 for the six-month period ended December 31, 1996. The increase in sales during the six-month period ended December 31, 1997 was a result of higher pricing and higher unit volume associated with the Company's second generation product - the Video Flyer through the Company's expanded distribution channels.

Gross Profit (Loss). Gross profit was $1,326,504, or 62% of sales in the six-month period ended December 31, 1997, compared to a gross loss of $(506,584) or (57%) during the six-month period ended December 31, 1996. In addition to carrying a higher unit price than previous generation products, the Video Flyer also has a lower unit manufacturing cost, resulting in a higher gross margin per unit. In addition, the higher cost of goods sold relative to sales in the six-month period ended December 31, 1996 was a result of an inventory writedown to lower of cost or market of $570,557 related to previous generation products.

Research and Development Expenses. Research and development expenses were $422,383, or 20% of sales for the six-month period ended December 31, 1997, compared to research and development expenses of $927,483, or 104% of sales for the six-month period ended December 31, 1996. The percentage decrease in the six-month period ended December 31, 1997 was due to higher sales as discussed above, as well as a reduction in the actual dollar spending. During the six-month period ended December 31, 1997, the Company's research and development efforts were directed primarily toward enhancements to the Video Flyer. During the six-month period ended December 31, 1996, the Company initiated full scale software and hardware development and related testing of its Video Flyer, resulting in higher expenditures compared to the six-month period ended December 31, 1997.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $1,671,497 in the six-month period ended December 31, 1997, or 79% of sales, compared to $1,680,035, or 189% of sales in the six-month period ended December 31, 1996. The percentage decrease was due primarily to higher sales in the six-month period ended December 31, 1997 as discussed above.

Other Income (Expense). Other income (expense) was $(51,741) in the six-month period ended December 31, 1997, compared to $74,066 in the six-month period ended December 31, 1996. The higher amount of other (expense) in the six-month period ended December 31, 1997 was associated with interest charges on inventory procured by the Company's third party manufacturer on behalf of the Company to support required lead times, and interest on outstanding borrowings on the Company's line of credit. The six-month period ended December 31, 1996 included higher interest income earned on the proceeds of a private placement of the Company's common stock on September 30, 1996 and other income of $35,319 resulting from a reduction in the Company's foreign currency translation adjustment upon finalizing the closure of its UK operation.

As a result of the foregoing, the net loss for the six-month period ended December 31, 1997 was $(819,117), or $( .17) per common share, compared to a net loss of $(3,040,036), or $( .76) per common share in the six-month period ended December 31, 1996.

OUTLOOK

The Company is aggressively pursuing its fiscal year 1998 strategy of targeting specific markets through increased marketing initiatives, enhancing distribution through a variety of channels, and developing additional product offerings to enhance value and competitive advantage. Although the video conferencing industry is competitive and rapidly changing, the Company believes these initiatives will allow it to increase revenues, maintain margins and improve income from operations. The magnitude of these improvements cannot be reasonably estimated.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

CASH FLOWS FROM OPERATING ACTIVITIES

In the six-month period ended December 31, 1997, a reduction in the Company's net loss resulted in a decrease in cash used in operating activities compared to the period ended December 31, 1996. The decrease in the amount of cash used in operations was less than the actual reduction in the Company's net loss, because the net loss during the previous period included a non-cash inventory write-down to market of $570,557 related to the Company's previous generation product. The reduction in cash used in operating activities also resulted from an increase in deferred revenue during the six-month period ended December 31, 1997, which represents billings and payments received from certain customers prior to recognition of revenue.

In addition to the net loss from operations for the period ended December 31, 1997, additional cash was used in operating activities as a result of an increase in accounts receivable generated from increased sales.

A reduction in accrued expenses during the period ended December 31, 1996 resulted from activities associated with the closure of the Company's UK operation along with a reduction in various other miscellaneous accruals during the period.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities was $(13,819) during the six-month period ended December 31, 1997, compared to a use of $(1,608,503) during the six-month period ended December 31, 1996. The higher use of cash for investing activities in the six-month period ended December 31, 1996 was largely a result of the Company's investment of cash in marketable securities during October, 1996. Purchases of furniture and equipment during the six-month period ended December 31, 1996 were greater than the six-month period ended December 31, 1997, due to the Company's investments in test equipment in connection with development activity on the Video Flyer during the period.

CASH FLOWS FROM FINANCING ACTIVITIES

Effective September 30, 1996, the Company sold 1,500,000 shares of common stock to "accredited investors" through a private offering at a price of $3.00 per share, netting proceeds of approximately $3,947,000.

During the first quarter of fiscal year 1998, the Company signed a commercial loan agreement with a bank for a $1,000,000 discretionary revolving credit facility, and in September 1997, the Company first borrowed against the line of credit. Under the terms of the agreement, working capital funds are drawn based on a borrowing base comprised of a percentage of eligible accounts receivable and inventory. During the six-month period ended December 31, 1997, the Company borrowed and repaid a total of approximately $815,000 on the line of credit.

Through December 31, 1997, cash requirements of the Company have been funded primarily by cash received from equity investments in the Company and its new credit facility.

The Company believes that funds from the private placement completed in January, 1998 and funds from the line of credit will be sufficient to cover cash needs until sufficient cash flow from operations can be achieved. Management plans to continue to increase sales and improve operating results by expanding distribution of its products through an expanded dealer network, and continued emphasis on larger, national and OEM/private label accounts. In the event sales do not materialize at expected rates, management would conserve cash by reducing administrative expenses, sales and marketing expenses and research and development expenses. To the extent that the Company requires cash in excess of the funds generated by the private placement, its line of credit or future operations, management would seek additional financing, however no assurance can be made that any such financing would be available on favorable terms or at all.

                                     PART II

                                OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            None

Item 2.     CHANGES IN SECURITIES

            None

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's Annual Meeting of Shareholders was held on December 19, 1997 for the purpose of electing a two directors to serve for three year terms, and voting on the proposals described below. Proxies for the meeting were solicited prusuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

            Donald C. Lies - Shares voted "for"(3,784,650), "Withheld" (7,400) Byron B. Shaffer - Shares voted "for"(3,783,850), "Withheld" (8,200)

            The proposal to amend the restated Articles of Incorporation to eliminate the Company's three different classes of directors in favor of one class of directors to be elected annually was approved with the following vote:

            Shares voted "for" (2,897,757)
            Shares voted "against" (9,200)
            Shares "abstaining" (15,350)
            Shares not voting(869,743)

            The proposal to amend the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance by 300,000 shares and to increase the options issuable to non-employee directors was approved with the following vote:

            Shares voted "for" (2,596,007)
            Shares voted "against" (268,450)
            Shares "abstaining" (57,850)
            Shares not voting(869,743)

            The proposal to ratify the appointment of KPMG Peat Marwick LLP, certified public accountants, as independent auditors for the Company for the year ending June 30, 1998 was approved with the following vote:

            Shares voted "for" (3,753,525)
            Shares voted "against" (13,975)
            Shares "abstaining" (24,550)
            Shares not voting(0)

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

                                         RSI Systems, Inc.



Dated:  February 17, 1997                By:  /s/   Donald C. Lies
                                              --------------------
                                                    Donald C. Lies
                                         Its President & Chief Executive Officer


                                         By:  /s/   James D. Hanzlik
                                              ----------------------
                                                    James D. Hanzlik
                                         Its Chief Financial Officer

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
             FORM 10-QSB FOR THE SIX MONTHS ENDED DECEMBER 31, 1997



Item No.            Title of Document                    Method of Filing
--------            -----------------                    ----------------

27.1             Financial Data Schedule           Filed herewith electronically