Form 10QSB
period 1998-03-31
RSI SYSTEMS INC/MN
filed 1998-05-15
CIK 936130

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         MARCH 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM __________ TO __________.



                         Commission File Number 0-27106


                                RSI Systems, Inc.
        (Exact name of small business issuer as specified in its charter)


                      Minnesota                                 41-1767211
            (State or other jurisdiction                      (IRS Employer
          of incorporation or organization)                 Identification No.)


5555 West 78th Street, Suite F, Minneapolis, Minnesota             55439
      (Address of principal executive offices)                   (Zip Code)

                                 (612) 896-3020
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

The Company had 6,663,531 shares of Common Stock, $ 0.01 par value per share, outstanding as of May 14, 1998.

Transitional Small Business Disclosure Format (Check one):  Yes ___     No _X_

                        RSI Systems, Inc. and Subsidiary

                                      INDEX


                                                                           Page


PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Balance Sheets - March 31, 1998
                (unaudited) and June 30, 1997................................3

                Consolidated Statements of Operations (unaudited) - Three
                months and nine months ended March 31, 1998 and 1997.........4

                Consolidated Statements of Cash Flows (unaudited) - Nine
                months ended March 31, 1998 and 1997.........................5

                Notes to Consolidated Financial Statements...................6

       Item 2.  Management's Discussion and Analysis.........................9

PART II  OTHER INFORMATION..................................................14

Signatures..................................................................16

Exhibit Index...............................................................17

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                        March 31, 1998 and June 30, 1997


                                                                         March 31,           June 30,
                                                                           1998               1997
                            Assets                                     (Unaudited)
-----------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                          $  1,500,072          1,152,671
   Accounts receivable, net of allowance for doubtful
      accounts of $290,049 and $210,000 respectively                     1,072,798            747,427
   Inventories                                                             806,310            544,613
   Prepaid expenses                                                        110,170             41,556

-----------------------------------------------------------------------------------------------------
            Total current assets                                         3,489,350          2,486,267
-----------------------------------------------------------------------------------------------------

Property and equipment
   Furniture and equipment                                                 744,125            718,998
   Leasehold improvements                                                   52,118              4,818
      Less accumulated depreciation                                       (492,390)          (332,589)

-----------------------------------------------------------------------------------------------------
            Net property and equipment                                     303,853            391,227
-----------------------------------------------------------------------------------------------------

Other assets, net                                                             --                  521
-----------------------------------------------------------------------------------------------------

                                      Total assets                    $  3,793,203          2,878,015
=====================================================================================================

           Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable                                                        790,534          1,166,507
   Accrued expenses                                                        125,183            363,165
   Deferred revenue                                                        195,607            123,989
   Line of credit                                                             --                 --

-----------------------------------------------------------------------------------------------------
            Total current liabilities                                    1,111,324          1,653,661
-----------------------------------------------------------------------------------------------------

Stockholders' equity:
      Common stock ($.01 par value per share, 10,000,000 shares
            authorized, 6,663,531 and 4,757,265 issued and
            outstanding, respectively)                                      66,635             47,573
      Additional paid-in capital                                        17,238,260         14,358,381
      Unearned compensation                                                (25,001)          (100,000)
      Accumulated deficit                                              (14,598,015)       (13,081,600)

-----------------------------------------------------------------------------------------------------
            Total stockholders' equity                                   2,681,879          1,224,354
-----------------------------------------------------------------------------------------------------

                      Total liabilities and stockholders' equity      $  3,793,203          2,878,015
=====================================================================================================


See accompanying notes to consolidated financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

           Three Months and Nine Months Ended March 31, 1998 and 1997


                                                     Three Months         Three Months
                                                         Ended                Ended
                                                       March 31,            March 31,
                                                         1998                 1997
                                                      (Unaudited)          (Unaudited)
-------------------------------------------------------------------------------------
Net sales                                             $   848,977             668,535
Cost of goods sold                                        467,251             536,635
Inventory writedown to lower of cost or market               --               851,870
-------------------------------------------------------------------------------------
          Gross profit (loss)                             381,726            (719,970)

Research and development                                  254,852             365,150
Selling, general, and administrative                      821,101             857,677
-------------------------------------------------------------------------------------
          Operating loss                                 (694,227)         (1,942,797)

Other income (expense):
   Interest income (expense), net                          (2,931)             24,772
   Other income (expense), net                               (140)            (20,230)
-------------------------------------------------------------------------------------
          Other income (expense), net                      (3,071)              4,542
-------------------------------------------------------------------------------------

          Net loss                                    $  (697,298)         (1,938,255)
=====================================================================================

          Net loss per common share - basic           $     (0.11)              (0.41)
          Net loss per common share - diluted         $     (0.11)              (0.41)
=====================================================================================

          Weighted average shares outstanding           6,492,808           4,752,265
=====================================================================================



                                                      Nine Months          Nine Months
                                                         Ended                Ended
                                                       March 31,            March 31,
                                                         1998                 1997
                                                      (Unaudited)          (Unaudited)
-------------------------------------------------------------------------------------

Net sales                                             $ 2,976,262           1,556,626
Cost of goods sold                                      1,268,032           1,352,752
Inventory writedown to lower of cost or market               --             1,430,428
-------------------------------------------------------------------------------------
          Gross profit (loss)                           1,708,230          (1,226,554)

Research and development                                  677,235           1,292,633
Selling, general, and administrative                    2,492,597           2,537,712
-------------------------------------------------------------------------------------
          Operating loss                               (1,461,602)         (5,056,899)

Other income (expense):
   Interest income (expense), net                         (54,373)             75,544
   Other income (expense), net                               (440)              3,064
-------------------------------------------------------------------------------------
          Other income (expense), net                     (54,813)             78,608
-------------------------------------------------------------------------------------

          Net loss                                    $(1,516,415)         (4,978,291)
=====================================================================================

          Net loss per common share - basic           $     (0.28)              (1.17)
          Net loss per common share - diluted         $     (0.28)              (1.17)
=====================================================================================

          Weighted average shares outstanding           5,395,001           4,253,675
=====================================================================================


See accompanying notes to consolidated financial statements.

                                       RSI SYSTEMS, INC. AND SUBSIDIARY

                                    Consolidated Statements of Cash Flows

                                  Nine Months Ended March 31, 1998 and 1997


                                                              Nine Months        Nine Months
                                                                 Ended              Ended
                                                               March 31,          March 31,
                                                                 1998               1997
                                                              (Unaudited)        (Unaudited)
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                   $(1,516,415)       (4,978,291)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                             160,322           173,598
        Unearned compensation                                      74,999              --
        Inventory writedown to market                                --           1,430,428
        Foreign currency translation                                 --             (28,400)
        Changes in operating assets and liabilities:
          Accounts receivable                                    (325,371)          166,536
          Inventories                                            (261,697)          (26,413)
          Prepaid expenses                                        (68,614)           41,413
          Accounts payable                                            (77)            8,822
          Accrued expenses                                       (237,982)          136,024
          Deferred revenue                                         71,618              --
-------------------------------------------------------------------------------------------
             Net cash used in operating activities             (2,103,217)       (3,076,283)
-------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of marketable securities                                 --          (1,500,000)
   Purchases of furniture and equipment                           (72,427)          (55,716)
-------------------------------------------------------------------------------------------
             Net cash used in investing activities                (72,427)       (1,555,716)
-------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                       2,523,045         3,947,317
   Proceeds from line of credit                                 1,315,058              --
   Payments on line of credit                                  (1,315,058)             --
-------------------------------------------------------------------------------------------
             Net cash provided by financing activities          2,523,045         3,947,317
-------------------------------------------------------------------------------------------

             Net change in cash and cash equivalents              347,401          (684,682)


Cash and cash equivalents at beginning of period              $ 1,152,671         1,032,921
-------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                    $ 1,500,072           348,239
===========================================================================================



See accompanying notes to consolidated financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1998 and 1997

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

2. STOCKHOLDERS' EQUITY:

As of January 22, 1998, the Company completed the private placement of 1,671,255 shares of its Common Stock at $1.65 per share to "accredited investors". Net proceeds to the Company from the private placement were approximately $2,523,000. The proceeds will be used to expand Company marketing and distribution efforts, fund the development of new video conferencing features and products and for other general corporate purposes.

On October 14, 1997 the Company issued 210,011 shares of its common stock as payment on $375,896 in trade debt to two of the Company's key vendors.

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

3. DEBT:

On April 16, 1998, the Company signed an Amended and Restated Credit and Security Agreement with a bank for a $1,000,000 committed line of credit. Interest rates in the agreement range from a base rate set by the bank, to 4.0 points above the base rate, depending on the level of the Company's "borrowing base" calculated on investments, accounts receivable and inventory levels. The agreement contains certain covenants which require the Company to maintain a minimum level of net worth. There was no outstanding balance on the line of credit on March 31, 1998.

4: NET INCOME PER SHARE:

During 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) which the Company adopted as of December 31, 1997. Under SFAS No. 128, basic net income per share is computed based on the weighted average number of common shares outstanding plus potential dilutive shares of common stock. Potential dilutive shares of common stock include stock options which have been granted to employees and directors and awards under the 1994 Stock plan. SFAS No. 128 also requires reinstatement of net income per share amounts for all periods presented.

5: RECENT ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet, and is effective for the Company's fiscal year ending June 30, 1999.

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

Beginning in fiscal year 1997, the Company has pursued the expanding mobile workgroup video conferencing market segment. Since the introduction of its second generation product - the Video Flyer during the second half of fiscal year 1997, the Company has been developing new distribution channels and introducing new features and enhancements to the Video Flyer.

In December 1997, the Company finalized an agreement with Philips North American Corporation (Philips), a subsidiary of Philips Electronics NV of Eindhoven, Holland. The agreement calls for Philips and the Company to share technology to co-develop specialized high-performance 384 and 128 Kbps video conferencing systems for Philips to resell through its own distribution channels. In the third quarter of fiscal year 1998, the Company completed the design phase of the co-development project and shipped prototype units to Philips.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Net Sales. Net sales for the third quarter of fiscal year 1998 were $ 848,977, up 27% from $ 668,535 in the third quarter of fiscal year 1997. The increase in sales in the third quarter of fiscal year 1998 compared to the third quarter of fiscal year 1997 was a result of higher pricing and higher unit volume associated with the Company's second generation product - the Video Flyer, through the Company's expanded distribution channels. Although net sales in the third quarter of fiscal year 1998 increased over the comparable quarter in fiscal year 1997, the Company believes overall sales volume during the third quarter of fiscal year 1998 was adversely affected by; 1) the reallocation of Company resources toward support of the Philips co-development project resulting in longer timetables for the completion of other generic enhancements to the Video Flyer product, and 2) the economic uncertainty in the Pacific Rim.

In the third quarter of fiscal year 1998 the Company designed and shipped prototype units to Philips and recorded related revenues of approximately $160,000. In the fourth quarter of fiscal year 1998, the Company expects unit shipments to Philips to increase, generating increased revenues from Philips in the fourth quarter of fiscal year 1998 compared to the third quarter.

Since the ultimate effects of the situation in the Pacific Rim are unknown, the Company expects to continue monitoring the situation while focusing the majority of its efforts on markets in Europe and North America through the remainder of fiscal year 1998.

Although the overall effect of industry competition on future unit sales is uncertain, the Company expects unit sales during the fourth quarter of fiscal year 1998 to be higher than the comparable quarter in fiscal year 1997, as a result of increased marketing of Video Flyer in the third and fourth quarters of fiscal year 1998, expected shipments to Philips and the completion of several new product enhancements to Video Flyer. Consequently, the Company expects higher sales during the fourth quarter of fiscal year 1998 compared to the fourth quarter of fiscal year 1997.

Gross Profit (Loss). Gross profit was $381,726 or 45% of sales in the third quarter of fiscal year 1998 compared to a gross loss of $(719,970) or (107%) of sales during the third quarter of fiscal year 1997.

The higher cost of goods sold relative to sales in the third quarter of fiscal year 1997 was primarily a result of an inventory writedown to lower of cost or market of $851,870 related to previous generation products. In addition, the third quarter of fiscal year 1997 included a significant amount of sales of the Company's previous generation products while the third quarter of fiscal year 1998 was comprised primarily of Video Flyer sales. The Video Flyer has a higher unit price than previous generation products and also has a lower unit manufacturing cost, resulting in a higher gross margin per unit.

Gross margin as a percent of net sales during the third quarter of fiscal year 1998 was adversely affected by high costs as a percent of sales on engineering co-development work performed for Philips. As part of the agreement with Philips, engineering work was performed on a cost pass through basis. In addition, lower overall sales volume and the resulting lower amount of overhead absorption also had an adverse effect on gross profit margin as a percent of net sales in the third quarter of fiscal year 1998.

Research and Development Expenses. Research and development expenses were $ 254,852 in the third quarter of fiscal year 1998, or 30% of sales, compared to research and development expenses of $ 365,150 or 55% of sales in the third quarter of fiscal year 1997. The percentage decrease in the third quarter of fiscal year 1998 was due to higher sales as discussed above as well as a reduction in the actual dollar spending. During the third quarter of fiscal year 1998 the Company's research and development efforts were directed primarily toward co-development projects in support of Philips. In the third quarter of fiscal year 1997, the Company was focused on full scale software and hardware development and related testing of its Video Flyer, resulting in higher expenditures compared to the third quarter of fiscal year 1998.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $ 821,101 in the third quarter of fiscal year 1998, or 97% of sales, compared to $857,677, or 128% of sales in the third quarter of fiscal year 1997. The percentage decrease was due to primarily to higher sales in the third quarter of fiscal year 1998 as discussed above.

As a result of the foregoing, the net loss for the third quarter of fiscal year 1998 was $(697,298), or $(.11) per common share, compared to a net loss of $(1,938,255), or $(.41) per common share in the third quarter of fiscal year 1997.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

Net Sales. Net Sales for the nine-month period ended March 31, 1998 were $2,976,262, up 91% from $1,556,626 for the nine-month period ended March 31, 1997. The increase in sales during the nine-month period ended March 31, 1998 was a result of higher pricing and higher unit volume associated with the Company's second generation product - the Video Flyer through the Company's expanded distribution channels.

Gross Profit (Loss). Gross profit was $1,708,230 or 57% of sales in the nine-month period ended March 31, 1998, compared to a gross loss of $(1,226,554) or (79%) of sales in the nine-month period ended March 31, 1997. The higher cost of goods sold relative to sales in the nine-month period ended March 31, 1997 was a result of an inventory writedown to lower of cost or market of $1,430,428 related to previous generation products. In addition, the nine-month period ending March 31, 1997 included a significant amount of sales of the Company's previous generation products while the nine-month period ending March 31, 1998 was comprised primarily of Video Flyer sales. In addition to carrying a higher unit price than previous generation products, the Video Flyer also has a lower unit manufacturing cost, resulting in a higher gross margin per unit.

Research and Development Expenses. Research and development expenses were $677,235, or 23% of sales in the nine-month period ended March 31, 1998, compared to research and development expenses of $ 1,292,633, or 83% of sales in the nine-month period ended March 31, 1997. The percentage decrease in the nine-month period ended March 31, 1998 was due to higher sales as discussed above, as well as a reduction in the actual dollar spending. During the nine-month period ended March 31, 1998, the Company's research and development efforts were directed primarily toward enhancements to the Video Flyer and co-development work for Philips. During the nine-month period ended March 31, 1997, the Company was involved in full scale software and hardware development and related testing of Video Flyer, resulting in higher expenditures compared to the nine-month period ended March 31, 1998.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $2,492,597 in the nine-month period ended March 31, 1998, or 84% of sales, compared to $2,537,712, or 163% of sales in the nine-month period ended March 31, 1997. The percentage decrease was due primarily to higher sales in the nine-month period ended March 31, 1998 as discussed above.

Other Income (Expense). Other income (expense) was $(54,813) in the nine-month period ended March 31, 1998, compared to $78,608 in the nine-month period ended March 31, 1997. The higher amount of other (expense) in the nine-month period ended March 31, 1998 was associated with interest charges on inventory procured by the Company's third party manufacturer on behalf of the Company to support required lead times, and interest on outstanding borrowings on the Company's line of credit. The nine-month period ended March 31, 1997 included higher interest income earned on the proceeds of a private placement of the Company's common stock on September 30, 1996 and other income of $35,319 resulting from a reduction in the Company's foreign currency translation adjustment upon finalizing the closure of its UK operation.

As a result of the foregoing, the net loss in the nine-month period ended March 31, 1998 was $(1,516,415), or $(.28) per common share, compared to a net loss of $(4,978,291), or $(1.17) per common share in the nine-month period ended March 31, 1997.

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

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

CASH FLOWS FROM OPERATING ACTIVITIES

In the nine-months ended March 31, 1998, a reduction in the Company's net loss resulted in a decrease in cash used in operating activities compared to the nine-months ended March 31, 1997. The decrease in the amount of cash used in operations was less than the actual reduction in the Company's net loss, because the net loss during the previous period included a non-cash inventory write-down to market of $1,430,428 related to the Company's previous generation product.

In addition to the net loss from operations for the nine-months ended March 31, 1998, cash was used in operating activities as a result of an increase in inventory and accounts receivable related to increased sales volume and a reduction in accrued expenses resulting from payments to certain key vendors. Offsetting the use of cash was an increase in deferred revenues of $71,618 during the period ended March 31, 1998 as a result of progress billings in excess of revenue recognized.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities was $(72,427) in the nine-month period ended March 31, 1998, compared to a use of $(1,555,716) in the nine-month period ended March 31, 1997. The higher use of cash for investing activities in the nine-month period ended March 31, 1997 was largely a result of the Company's investment of cash in marketable securities during October, 1996.

CASH FLOWS FROM FINANCING ACTIVITIES
On April 16, 1998, the Company signed an Amended and Restated Credit and Security Agreement with a bank for a $1,000,000 committed line of credit. Under the terms of the agreement, interest rates range from a base rate set by the bank, to 4.0 points above the base rate, depending on the level of the Company's "borrowing base" calculated on investments, accounts receivable and inventory. Through March 31, 1998, cash requirements of the Company have been funded by cash received from equity investments in the Company and its credit facility.

As of January 22, 1998, the Company completed the private placement of 1,671,255 shares of its common stock at $1.65 per share to "accredited investors". Net proceeds to the Company from the private placement were approximately $2,523,000. The proceeds will be used to expand Company marketing and distribution, fund the development of new video conferencing features and products and for other general corporate purposes.

Effective September 30, 1996, the Company sold 1,500,000 shares of common stock to "accredited investors" through a private offering at a price of $3.00 per share, netting proceeds of approximately $3,947,000.

The Company believes that funds from the private placement completed in January, 1998 and funds available under the line of credit will be sufficient to cover cash needs until sufficient cash flow from operations can be achieved. Management plans to continue to increase sales and improve operating results by expanding distribution of its products through an expanded dealer network, and continued emphasis on larger, national and OEM/private label accounts. In the event sales do not materialize at expected rates, management would conserve cash by reducing administrative expenses, sales and marketing expenses and research and development expenses. To the extent that the Company requires cash in excess of the funds generated by the private placement, its line of credit or future operations, management would seek additional financing, however no assurance can be made that any such financing would be available on favorable terms or at all.

                                     PART II
                                OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            None

Item 2.     CHANGES IN SECURITIES

            As of January 22, 1998, the Company completed the private placement of 1,671,255 shares of its Common Stock at $1.65 per share to "accredited investors". Sales commissions related to the private placement amounted to $ 196,495. After commissions and expenses, net proceeds to the Company from the private placement were approximately $2,523,000. The proceeds will be used to expand Company marketing and distribution efforts, fund the development of new video conferencing features and products and for other general corporate purposes.

            On October 14, 1997 the Company issued 210,011 shares of its common stock as payment on $375,896 in trade debt to two of the Company's key vendors.

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

Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibit 27.1 - Financial Data Schedule

            (b)      Reports on Form 8-K:

                     On January 7, 1998 the Company filed a form 8-K, reporting a private offering of 1,341,255 shares of its Common Stock under Item 5, "Other Events".

                     On January 12, 1998, the Company filed a form 8-K/A, to disclose the effects of the January 7, 1998 private placement on a proforma basis as of November 30, 1997. Proforma financial statements as of November 30, 1997 were included in the 8-K/A.

                     On March 4, 1998, the Company filed a form 8-K/A amendment #2, to disclose a supplemental private offering of 330,000 shares of its Common Stock on January 22, 1998 which was in addition to the private offering of 1,341,255 shares on January 7, 1998. Included with this 8-K/A amendment #2, were proforma financial statements as of December 31, 1997, showing the effects of the private placement of the Company's Common Stock, totaling 1,671,255 shares.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RSI Systems, Inc.




Dated:   May 15, 1998                   By:  /s/   Donald C. Lies
                                        ---------------------------------------
                                                   Donald C. Lies
                                        Its President & Chief Executive Officer


                                        By:  /s/   James D. Hanzlik
                                        ---------------------------------------
                                                   James D. Hanzlik
                                        Its Chief Financial Officer

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
              FORM 10-QSB FOR THE NINE MONTHS ENDED MARCH 31, 1998




Item No.            Title of Document                    Method of Filing
--------         -----------------------           -----------------------------
 27.1            Financial Data Schedule           Filed herewith electronically