Form 10KSB40
period 1998-06-30
RSI SYSTEMS INC/MN
filed 1998-09-18
CIK 936130

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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


                         5555 WEST 78TH STREET, SUITE F
                              MINNEAPOLIS, MN 55439
              (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 896-3020

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.01
                                                            PAR VALUE


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB for any amendment to this Form 10-KSB. |X|

The Company's revenues for its most recent fiscal year were $4,662,558.

On September 14, 1998, the Company had 6,663,531 shares of common stock, $.01 par value, outstanding, and the aggregate market value of the common stock as of that date (based on the average of the closing bid and asked prices as of that date as reported by the NASDAQ SmallCap Market), excluding outstanding shares beneficially owned by directors and officers, was approximately $11,247,901.

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

ITEM 1.       DESCRIPTION OF BUSINESS.

(a)     BUSINESS DEVELOPMENT

              RSI Systems, Inc., (the "Company" or "RSI"), designs, manufactures and sells high performance, business quality video conferencing systems throughout a worldwide network of resellers and OEM or private label partners. The Company's third-generation product family, the Video Flyer(TM) PLUS system, is now in manufacture and available for sale. This system provides computer-free television quality video and audio via a miniaturized, self-contained free-standing device which is fully industry standards based.

              The Company was incorporated under the laws of Minnesota on December 21, 1993. Its founders proceeded to develop a self-contained desktop video conferencing device for connection to personal computers and Apple Macintosh systems. On July 25, 1995, the Company conducted a public offering of its common stock, par value $0.01 per share (the "Common Stock"). With the net proceeds from the public offering, including proceeds from the exercise of the underwriter's overall allotment option (approximately $7,400,000), the Company funded further research and development related to the enhancement of the original product. By June 1996 it was determined that the target market for this product had not developed nor did the product achieve its price performance objectives as envisioned.

              In July 1996, the Company brought in a new President and Chief Executive Officer who in turn developed a new management team. Immediately, the Company's efforts were redirected away from the computer-based desktop video conferencing systems marketplace and towards the emerging small workgroup and set-top television-based market. Subsequently, the Company designed a second-generation system, the Video Flyer, that created a new level of video, audio and price performance without need for interfacing to any type of computer system. Deemed a COMPUTER-FREE SYSTEM, the original Video Flyer has evolved into the Video Flyer PLUS computer product line of video conferencing engines.

              In September 1996, to fund the development and marketing of the Video Flyer product, the Company completed a private placement of 1,500,000 shares of its Common Stock resulting in net proceeds to the Company of approximately $3,943,000. In January 1998, to provide additonal funds for expanded marketing, distribution, product development and general corporate purposes, the Company completed the private placement of 1,671,255 shares of its Common Stock resulting in net proceeds of approximately $2,523,000.

OVERVIEW OF THE MARKETPLACE

              Various forms of video conferencing equipment have been introduced to the global marketplace during the past 20 years. Initial system offerings were very expensive and sold primarily as a method to reduce travel expense or conduct distance meetings between large groups of individuals.

              With the establishment of industry standards by the International Telecommunications Union (ITU) in the early 1990s and the availability of lower cost electronic componentry, marketplace sales began to rapidly accelerate. Though estimates vary widely, Frost & Sullivan(1) believe that the total worldwide marketplace for video conferencing equipment and services will achieve revenues of approximately $9 billion in 1998, $13 billion in 1999 and $18 billion in 2000. Additionally, better products and lower prices throughout the marketplace have increased the application uses for video conferencing systems thus creating distinct product segments.

              Today, the video conferencing systems market, estimated at approximately $2 billion in revenues, is generally recognized as having the following segmentation:

              (1) Baseline Consumer Systems. These systems are generally very inexpensive, operate on standard telephone lines and provide minimal levels of quality picture and audio performance.

              (2) Desktop Computerized Systems. These systems consist of electronic components or internal devices being added to existing desktop personal computers. Available from a variety of different manufacturers, product performance varies widely from minimal to very good. Pricing of these systems based upon system requirements, functionality, upgradability, etc., also varies widely.

              (3) Set-top/Mobile Workgroup Video Conferencing Systems. This
                  segment has been identified by Frost & Sullivan as the fastest growing marketplace for business-based video conferencing equipment. RSI's Video Flyer product was the first system to enter this marketplace as a fully self-contained, high performance television quality non-computer based product. Deemed COMPUTER-FREE, the Video Flyer contained no disk drive, hard drive or internalized moving parts nor did it require a keyboard for operation. The systems in this market segment generally attach to high quality brand name televisions or other non-computerized displays to provide medium to exceptional video and audio performance. All systems provided by manufacturers in this market segment are interoperable between each other, thus allowing for rapid expansion of use and cross-platform compatibility. This is similar to facsimile machines standardization in the late 1980s to allow for rapid expansion of the marketplace regardless of the product brand.

              (4) Large Permanent Room Systems. With the improvement in quality of set-top/mobile workgroup systems, this market segment is under decline. Large permanent room systems are intended to provide a high level of consistent operation for both audio and video signals.

              Again, referring to the Frost & Sullivan report, they believe that the largest segment in this marketplace will continue to be the set-top/mobile workgroup systems at approximately 52.7 percent of overall revenue in year 2000, with an estimated growth rate of over 50% annually. It is believed that the market will generally remain stratified over the next few years within these identified segments. New products will be introduced that may further subdivide the primary segments. However, user applications will become the primary driver of product development and market expansion.

(a)     BUSINESS OF THE COMPANY

PRODUCTS

              In 1993 the initial management team at RSI Systems attempted to enter the desktop video conferencing marketplace with a standards-based H.320
(ISDN) digital phone line system. Due to a variety of issues involving product development, compatibility, higher than anticipated build costs and lack of distribution, the product proved to be unsuccessful.

              In July 1996, the new management team retargeted the Company to go after the expanding set-top/mobile workgroup marketplace. It is believed that this marketplace offers both greater revenue and margin opportunities, access to broader distribution channels, longer manufacturing and sales life cycles for its products, higher product name recognition and future repurchase opportunities.

___________________
(1) Frost & Sullivan, Inc., is a market research firm which closely follows the video conferencing marketplace.

              The Company restructured itself to follow a fast track for the purpose of developing a high performance, TV quality, self-contained, non-computerized video conferencing engine. The design criteria for the system was

              *   Lifelike television video imagery
              *   True lifelike audio quality with full lip synchronization
              * Consumer level product ease of operation through eliminating computer keyboards, coding, etc., and substituting a television type universal remote controller
              *   Excellent hardware reliability

              In the spring of 1997, the Company's next generation product was introduced to the marketplace as the Video Flyer. It was available in both a 128 Kbps (single ISDN line) business quality version or the Video Flyer 384 Kbps (three ISDN lines) full television quality version. Both systems use the same hardware and software, thus dramatically reducing the development, manufacturing, distribution and overall service costs related to the product. Product price points at the 384 (full television quality) version were initially priced at $8995 USD. At the time this was approximately $10,000 to $20,000 below competitors providing similar levels of products. Since that time, other manufacturers have reduced their price points. Currently RSI's price points have remained consistant with initial levels.

              The Video Flyer system contains a number of unique design specifications and software capabilities including:

              (1) Architecture. All Video Flyers operate on a single high performance motherboard developed by the Company. This architecture dramatically reduces the chances for system failure, cost of manufacture and opportunity for increasing overall operational performance. This motherboard is secured inside of a full metal chassis approximately the size of a small notebook computer, thus protecting the self-contained electronics from abuse or damage. With the addition of a connectivity daughter card which is also internalized, the Video Flyer system can be altered from a 128 to 384 Kbps system. Known as the Video Flyer engine, this metal container is mounted inside of a decorative plastic shell when delivered to the customer.

              (2) Internalization of Multiple Devices. The Video Flyer was the
                  first high performance video conferencing system to internalize many of the cumbersome external devices necessary to deliver high performance video conferencing signals. The Video Flyer engine contains all of the electronics for video, audio, memory for retention of code, inverse multiplexer and network terminal adapters. A single Video Flyer weighs approximately 10 pounds and can be placed inside of a briefcase or carry-on bag, brought to a location, plugged into a digital phone line and a television or large screen display and provide high performance video in less than 10 minutes from initiating the installation process. No other system had ever been brought to the marketplace that offered this kind of capability and design miniaturization.

              (3) Software Architecture. To deliver high performance television like video and audio conferencing signals, customized software must be developed by a manufacturer that operates within the ITU's published standards (H.320). RSI's team of talented engineers created software code that could reside on flash memory and provide unparalleled video and audio signal performance with a level of operational simplicity at time of manufacture unavailable from any other system.

                  RSI delivers its software to its product users via telephone line. No diskettes or hard drives are required. When a new version of software is made available to the marketplace, existing product users merely place a phone call to a Video Flyer master server and require an unattended download of the new software. In a matter of minutes the new software is loaded onto the user's system and they are now able to take advantage of all of the new features or enhancements that have been developed. The Video Flyer again was the first system in this market segment to offer this type of delivery mechanism for full system software.

              (4) Signal Quality. The Video Flyer's unique software design maximizes both the frame rate and resolution quality for the video signal. This has provided many customers with the ability to use video conferencing for more sophisticated large meeting applications such as training, classrooms, sales meetings, remote deposition, arraignment, group discussions, problem solving, sales, marketing and executive staff sessions.

                  Delivering a clear, lifelike fully synchronized audio signal has been a major stumbling block for products in the high performance video conferencing arena. The Company developed its own advanced version of audio software called AUDIO++ and introduced it in the spring of 1998. It delivers full lip synchronization and a more lifelike experience for the video conferencing system users.

                  All Video Flyers can accept additional software features and upgrades as the Company continues to develop software to meet the demands of the expansive application-based marketplace.

              (5) Standards-Based Compatibility. The Company was determined to develop the industry's first 100-percent standards-based system. By doing so, it was guaranteed that the Video Flyer would interoperate with any other standards-based video conferencing system regardless of manufacturer. The Video Flyer contains no proprietary standards that will not interoperate with other standards-based systems. Note:
                  Standards are established and then published by the ITU and are available to all manufacturers for voluntary compliance.

              (6) Expansive Connectivity. The Video Flyer has the greatest range of external component connectivity of any system in its market segment. All Video Flyers can connect to any size or brand television set, LCD projector, flat screen display or power screen device. This flexible connectivity allows the Video Flyer to fit into a variety of applications ranging from classrooms to boardrooms, factory floors, lunchrooms, conference centers, hotel meeting halls, outdoor facilities, living rooms or offices.

                  The Video Flyer's unique self-contained component design also gives it the flexibility to connect to an unlimited variety of audio devices such as mixers, microphones, speaker systems, etc. This means that the system can be installed in virtually any type of environment regardless of the customer's existing electronic design.

                  Connectivity exists also to VCRs and digital video disk systems (DVDs) for input and playback or recording of video conferences. This has proved to be very useful in both educational, legal and various business applications where training or negotiation sessions need to be captured or played back for group review.

              (7) Warranty Program. The Video Flyer was engineered to eliminate the need for field maintenance and repair. Often costly and inconsistent, this form of field support can, over time, degrade the functionality and reputation of the manufacturer's installed base of systems. The Company developed and introduced in 1998 its 24-hour full system exchange warranty program named Service Angel. In conjunction with Federal Express, RSI will guarantee full exchange of a defective system within 24 hours of notification anywhere in North America. This program is available on a 48-hour exchange basis throughout Europe. Customers have readily endorsed this alternative program to time consuming and often frustrating in-office system repair provided by many of the Company's competitors. The Service Angel program also allows the Company to dramatically reduce its requirement for parts, spares, technicians, bench test beds and telephone-based customer service representatives.

NEW SYSTEM PRODUCT ENHANCEMENTS

              The Video Flyer PLUS had become the Company's standard product of manufacture by the end of fiscal year 1998. With selected improvements in hardware design and the addition of two internalized components, the system dramatically increased the overall functionality and price performance of the standard Video Flyer product. The system's enhancements include

                * Internalization of Two High Speed RS232 Data Communication
                  Ports. One port has been designated for interoperative software use. Currently the system operates with NetMeeting from Microsoft, thus allowing individuals to collaborate on budgets, files, whiteboarding applications, etc. The Company believes this will be an area of growth within the video conferencing market-the providing of interactive data sharing while in simultaneous video conferencing sessions.

                * Internalization of the Network Terminal Adapters (NT1s). In
                  North America most telecommunication services require an external device known as an NT1 to be attached to each ISDN line connected to a video conferencing system. In the case of a 384 Kbps (three ISDN lines) based system, this means that up to three NT1s may have to be purchased by the customer. Assuming normal wear and tear, compatibility issues, available power outlets, etc., this can be a source of frustration and repair. The Video Flyer PLUS internalizes these devices and thus eliminates any requirements for external componentry. At this time, the Company believes it is the only computer-free product in its market segment that does not require external NT1s.

              In addition to being available in the 128 and 384 versions, the product is also now available in the following configurations:

                * Video Flyer PLUS V.35 System. Connects to T1/E1 and PRI based telecommunication systems. With this connectivity, the standard Video Flyer PLUS system can now enter into new marketplaces where ISDN-based telecommunication service is unavailable. Many larger corporations, portions of Asia, much of eastern Europe and South America do not have ISDN service but can use the V.35 system to deliver the same level of video and audio performance as the standard Video Flyer PLUS products.

                * Video Flyer PLUS Executive Bookshelf/Small Office System. By
                  repackaging the Video Flyer PLUS with speaker, microphones, a smaller television and a pan/tilt/zoom camera, the Video Flyer can now fit on bookshelves, credenzas and small office work surfaces to provide full television quality video conferencing to any individual or group of business people.

                * Video Flyer PLUS Executive PC. By extending the operational performance level of the Video Flyer and creating a new version of the software, the system can now connect directly to any PC or laptop computer. This unique capability, which the Company carries a patent on, (the Video Flyer holds the patent for cross-platform connectivity between non-computerized and computerized devices from a single platform), has met with very positive feedback from the marketplace in Europe, North America and Asia. The Company will continue to pursue this market segment; i.e., providing full television based video conferencing on laptop personal computers with a self-contained high performance engine.

                * Video Flyer PLUS Roll-About System. The Company continues to generate the major portion of its equipment revenue from the sale of this configuration, the Video Flyer PLUS engine residing on top of the Company's roll-about cart designed with internalized center channel audio speaker, brand name large screen television, pan/tilt/zoom camera and small group high performance microphone. Priced very aggressively in the marketplace, the system will both meet and exceed most of any prospect's performance expectations, budget requirements and interoperability requirements.

ON-GOING PRODUCT DEVELOPMENT

              The Company will continue to refine the Video Flyer PLUS platform to provide greater performance, capability and enhancements to the marketplace and its existing users. Through increased sales volume, it is believed that the overall manufacturing cost of the system may decline, thus allowing the Company and the marketplace to share in the potential cost reductions. Additionally, as new forms of communication connectivity are brought to the marketplace, such as ATM, local area network, etc., the Company will continue to review their viability and, if deemed appropriate, the Company will create the connectivity electronics to interoperate within these networks. It is management's belief that the Video Flyer will have an extended life cycle because of its unique architecture, software design and cross-platform flexibility.

              The Company will continue to work on next generation products that will further enhance the customer's video conferencing experience and capability.

SALES AND DISTRIBUTION

              In 1996 under the new management team, the Company shifted its approach away from a single level of distribution to a broader based, multi-level approach. This approach includes Resellers, OEM partnerships and Preferred Accounts.

RESELLERS

              In fiscal year 1998, the Company introduced the Fast-Track Reseller Program and used it to create distribution throughout North America, Europe, Asia, Australia and portions of the Middle East and South Africa. Through the Fast-Track program these authorized product resellers can purchase Video Flyer equipment and related peripheral devices from the Company and resell them in their local geographic markets. The Company provides classroom training, literature, sales, marketing and technical support to the reseller. The Company believes its Fast-Track program offers the highest margins to its resellers of any comparably based product in the industry.

              The Company will continue to add resellers on an on-going basis to guarantee sales coverage. However, the Company is looking more towards developing successful long-term reseller relationships rather than strictly seeking quantity and turnover from its distribution network.

ORIGINAL EQUIPMENT MANUFACTURER (OEM) PARTNERSHIPS

              The Company has entered into two OEM distribution agreements.

                * Philips Business Electronics N.V. of Eindhoven, The
                  Netherlands. The Company has designed, manufactured and delivered a version of the Video Flyer product to Philips Business Electronics. The external skin/shell has been altered for appearance sake; a new user software interface created; and selected features have been added or deleted based upon Philips' requests. The Company anticipates a long-term, successful relationship with Philips. The Company is responsible for manufacturing the product; Philips is responsible for the sale, service and support of the product. The contract calls for specific minimum quantities to be purchased by Philips during the life of the agreement. Philips has the right to purchase an unlimited quantity of the product if their market demands require them to do so.

                * VTEL Corporation. In the spring of 1998, the Company entered into an OEM agreement with VTEL Corporation. VTEL asked the Company to develop a version of the Video Flyer PLUS system for the purpose of resale. VTEL has taken responsibility for the design of the external shell, modifications to the user interface, selected changes in the system's feature offerings and/or capabilities. VTEL has required of the Company new features and performance expectations which the Company will develop for their marketplace requirements. The agreement calls for VTEL to purchase a specific quantity of product for worldwide distribution, and there is no limit to the quantity that VTEL is allowed to purchase from the Company. The Company anticipates a long-term and successful relationship with VTEL.

PREFERRED ACCOUNT SALES

              In selected instances, RSI will continue to sell directly to and/or support accounts in North America that are of either significant size or their requirements dictate direct interaction with the manufacturer (the Company). Though it is not RSI's intention to compete with its other distribution channels, many of the organizations which make larger purchases of video conferencing equipment have dictated that the manufacturer provide specialized services (be they domestic or global), attention to slight product modification or increased application flexibility. Where practical, RSI will create an environment for these accounts that will allow them to be transitioned to its authorized Fast-Track resellers or OEM business partners for long-term future sales and support.

MARKETPLACE COMPETITION

              As described earlier, the video conferencing marketplace has continued to evolve into relatively well defined product segments. RSI's Video Flyer PLUS systems are targeted at the set-top/mobile workgroup marketplace. The competition within this marketplace is intense and constant. Many of the Company's competitors are large multinational companies with resources subsantially greater than those available to RSI. The primary competitor within the marketplace is PictureTel Corporation. They offer products for sale within all market segments and have posted combined revenues close to $500 million dollars annually. They offer products which directly compete against RSI's Video Flyer PLUS systems. Currently, their Concorde and Venue systems are based on personal computer engines and list at price points significantly greater than RSI's products. RSI is fully compatible with these systems when operated under published industry standards.

              PictureTel has previously brought to the market the SwiftSite set-top system, a partially computer-free product, which operates at 128 Kbps (single ISDN line). RSI's comparable product lists for $4995. RSI's best 384 (three ISDN lines) system lists for $8995. Long-term, the Company believes that PictureTel will continue to produce competitive products into this market segment and remain a significant marketplace participant.

              VTEL Corporation currently has computer-based products available for sale within RSI's identified market segment. They have entered into an OEM agreement with the Company to resell a version of the RSI product under the VTEL label into this market segment.

              Tandberg of Norway offers a full range of video conferencing systems for sale within most of the existing marketplace segments. Within the set-top rollabout workgroup market segment, they offer a computer-based system which delivers consistent video and audio quality. Their systems are generally 50 to 70 percent higher in price than the Video Flyer PLUS.

              Polycom of Austin, Texas, is a recent entry into the set-top workgroup marketplace with its product. Their system is computer-free. It integrates the camera and video conferencing engine into a single device. The system is mounted on top of standard television sets. The price point for the system is comparable with the Company's price points for its products. The Company believes that Polycom will continue to create market opportunities for theirs and the Company's products by aggressively emphasizing the value of computer-free technology versus older, computer-based video conferencing architecture. Polycom may choose to follow a discount strategy for its product. The Company is well aware of this and has programs in place to compete effectively at new price points if discounting becomes necessary. The Company feels that its product can be clearly differentiated from the Polycom system in architecture, software capability and selected performance levels in both video, audio and connectivity.

              Sony Corporation offers a product in the Company's identified market segment. This computer-based roll-about system is priced approximately 30 to 35 percent higher than the Company's Video Flyer PLUS systems. Most manufacturers, including the Company, use Sony cameras and televisions/displays for optimum performance for their similar roll-about system configurations. The Company believes that the Sony Corporation will probably avoid heavy discounting of its primary video conferencing product to avoid creating aggressive direct competition which may disrupt their on-going business relationship for the sale of cameras and display systems to the rest of the industry.

              VCON of Israel is a recent addition to the Company's identified market segment. They also provide a small computer-based video conferencing system. Currently the Company's product is significantly different in architecture and performance level from that of VCON. VCON has so far established only spotty distribution in North America, Europe and portions of Asia. The Company believes that VCON will continue to expand its distribution presence.

              Other organizations that have either entered or left this video conferencing market segment over the past year are INTEL, Panasonic and NEC. To the Company's knowledge, none of these participants is currently a direct threat to the computer-free marketplace that the Company is pursuing.

              Though the Company has a very unique product with clear, identifiable features and levels of performance, it is no guarantee that another manufacturer or organization could not enter the marketplace with similar or improved levels of capability without any prenotice to the Company. The Company will continue to refine its product, remain at the lower end of the price curve for high performance systems, offer aggressive margins to its resellers and keep the product at the high end of the performance curve for comparable systems.

MANUFACTURING

         The Company's main product, Video Flyer, is manufactured by a third party manufacturer, Altron, Inc. (Altron) under a manufacturing agreement signed on September 10, 1996. In addition to manufacturing, Altron provides all purchasing, material control, testing services and product warranty coverage for the Company's Video Flyer and similar products. Altron warrants that all products will be free from defects in material and workmanship for fifteen ( 15 ) months from the date Altron ships to the Company, or for twelve (12 ) months from the date the Company ships to the customer, whichever comes first.

         A major component in the Video Flyer product family for which the Company depends on a single source is the compression chip. In the past, the Company has maintained an inventory of the compression chips sufficient to allow for time to redesign the Video Flyer product to accommodate similar components from other vendors, in the event the compression chip currently used was to become unavailable to the Company. Based on the Company's current forecasted sales volume, it believes current inventory levels of the compression chip must be increased in order to maintain its required levels of safety stock, and is currently in the process of ordering more compression chips. Although materials purchasing services are provided by Altron, alternate suppliers have been identified by the Company for most other components in the Video Flyer and similar products. The Company has no information which would indicate that the compression chip or other components currently used may become unavailable during the product life cycle of Video Flyer and similar products.

         The Company believes Altron has the capacity and capability to satisfy manufacturing requirements for the Video Flyer and similar products in the foreseeable future. If a disruption in manufacturing were to occur, the Company believes it could locate alternative manufacturers to satisfy production requirements.

APPROVALS AND CERTIFICATIONS

         Government and telecommunications carrier approvals, safety certifications and Electromagnetic Compliance (EMC) certifications are a key requirement for electronic systems that use the telephone network. In the United States the Video Flyer system and similar products have been certified by the FCC as a class A (business) device. The Company has received certification from Underwriters Laboratories Inc. ("UL") that the Video Flyer and similar systems comply with the applicable requirements for U.S. and Canada Listing. The Company has also received telephone, safety and EMC certifications for its Video Flyer system in Australia, the European Union, Singapore, Malaysia, Korea, Indonesia and South Africa.

         Although the Company has obtained telephone, safety and EMC certifications for its Video Flyer systems in the countries, noted above, the Company cannot predict whether it will obtain necessary approvals and certifications for Video Flyer systems and similar products or for future products in additional countries. Also, the Company cannot predict whether applicable law or regulations might change in a way adverse to the Company's ability to sell its products in a particular country.

INTELLECTUAL PROPERTY AND ROYALTY AGREEMENTS

         The Company's success is dependent in part on its proprietary information, technology and expertise. The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to establish and protect its proprietary rights. In fiscal year 1998 the Company amended its U.S. utility patent application for its peripheral videoconferencing system, originally filed in September 1994, to narrow and refocus the Company's claims. The Company received a Notice of Allowance on the patent on August 11, 1997. The Company has also applied for various foreign patents relating to the Video Flyer System, none of which have been granted to date.

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

         The software embedded in the Company's videoconferencing systems carries a standard license agreement for the end-user. The software license agreement is included in the System manuals and grants the purchaser a non-exclusive and non-transferable license to use the software program.

         The Company entered into a software license agreement with a software development company on April 8, 1998. Pursuant to the agreement, the Company pays a royalty fee of up to $5.00 per unit of videoconferencing systems sold. Sales of the related videoconferencing systems began in fiscal year 1998.

         The Company entered into a license agreement with DSP Software Engineering, Inc. ("DSPSE") on February 2, 1996. Pursuant to the agreement, DSPSE granted to the Company a non-exclusive, non-transferable license to use and modify specific DSPSE components in the creation of the Company's Video Flyer videoconferencing systems, subject to certain limitations. License fees payable by the Company included an initial licensing fee of $60,000 for the right to develop a stand alone videoconferencing system and an additional $30,000 upon production. In addition to these licensing and production fees, the Company is required to pay a royalty of $40.00 on each of the first 1,000 videoconferencing systems sold, $4.75 for the following 9,000 videoconferencing systems sold, $6.25 for the following 90,000 videoconferencing systems sold and $5.10 for each videoconferencing systems sold in excess of 100,000. Sales of the related videoconferencing systems ( Video Flyer 384 and Video Flyer Rocket ) began in fiscal year 1997.

         Pursuant to a license agreement with Link Technology Inc., which provides certain ISDN software used in the Company's videoconferencing systems, the Company pays a royalty of $25 on each of the first 10,000 systems sold, $15 on each system over 10,000 up to 50,000 and $8 on each system sold in excess of 50,000. The agreement with Link Technology Inc. was modified on August 30, 1996, to allow the use of the ISDN software in the Video Flyer products. The Company paid a one time license fee of $9,000 for this amendment, all other terms of the agreement regarding royalty payments remain the same.

RESEARCH AND DEVELOPMENT

              The Company incurred research and development expenses in fiscal year 1998 and 1997 of $993,525 and $1,528,493 respectively.

EMPLOYEES

         On September 18, 1998, the Company had 29 full-time employees; ten in sales; three in marketing and customer support; eight in product development and engineering; two in operations and six in administration and finance.

         None of the Company's employees is represented by a labor union. The Company believes its employee relations are good.

CERTAIN IMPORTANT FACTORS

         There are several important factors that could cause the Company's actual results to materially differ from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, as well as those listed in the "Risk Factors" section of the Company's Registration Statement on Form S-3 (File No. 333-46721), include the following:

              (1) The history of operating losses experienced by the Company since its inception and the ability of the Company to avoid additional operating losses and net losses over the next year.

              (2) The ability of the Company to identify and develop new products and gain their acceptance by the marketplace.

              (3) The impact of competition within the mobile workgroup, private office and other segments of the overall market for video conferencing equipment.

              (4) The impact of Year 2000 issues on the Company.

ITEM 2.    DESCRIPTION OF PROPERTY

         The Company leases 7,651 square feet of space at its headquarters in Edina, Minnesota under a lease agreement which expires on September 30, 1999. Rent payments under the lease for fiscal year ending June 30, 1998, were $26,243 encompassing only four months, because the Company moved its headquarters on March 1, 1998. The Company believes its current space is sufficient for its current and anticipated needs. The following schedule summarizes payments made in fiscal year 1998 for other sales office space leased by the Company:

Location                                    Amount
--------                                    ------
Previous Edina, MN Headquarters           $ 81,678
Florida Sales Office                         2,568
Amsterdam Sales Office                      39,070
Singapore Sales Office                      23,908
Sydney Sales Office                          3,424
                                          --------
Total                                     $150,648
                                          --------



ITEM 3.    LEGAL PROCEEDINGS

         The Company is not a party to any material legal or administrative proceedings.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Since July 25, 1995 (the date of the Company's initial public offering of Common Stock), the Company's Common Stock has been traded in the over-the-counter market and is quoted on the NASDAQ SmallCap Market System. The following table sets forth the high and low trade prices for the Company's Common Stock as reported by NASDAQ. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions for the fiscal quarters indicated.


                                           HIGH              LOW
                                           ----              ---
                1997

                First Quarter              8.500            4.000
                Second Quarter             5.250            1.500
                Third Quarter              2.375            1.000
                Fourth Quarter             4.000            1.000

                1998

                First Quarter              3.875            1.250
                Second Quarter             4.000            2.375
                Third Quarter              3.000            1.750
                Fourth Quarter             3.000            1.500

         As of September 18, 1998, there were (a) 6,663,531 shares of Common Stock outstanding, held of record by 148 persons, (although the Company has been informed that there are approximately 1,000 beneficial owners). (b) outstanding options to purchase an aggregate of 1,144,250 shares of Common Stock, and (c) outstanding warrants to purchase an aggregate of 879,626 shares of Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

         Net Sales. In fiscal year 1998, net sales increased to $4,662,558, up 81.4% from $2,570,851 in fiscal year 1997. The increase in sales in fiscal year 1998 compared to fiscal year 1997 was the result of higher unit volume associated with increased marketing and broader distribution channels as well as higher average pricing.

         Although sales to resellers in the Pacific Rim declined in fiscal year 1998 due to the economic uncertainty in that region, the Company experienced increased unit sales volume to resellers in both Europe and the United States in fiscal year 1998. Also in fiscal year 1998, units sold directly to end users increased over end user sales volume in fiscal year 1997, due to the Company's increased focus on large national accounts.

         In fiscal year 1998, the Company began selling units under a private label relationship with Philips Business Electronics N.V. (Philips) of Eindhoven, The Netherlands. Under the agreement, the Company and Philips co-developed a videoconferencing system for sale to Philips and ultimate distribution through Philips' worldwide network of resellers. Sales to Philips accounted for approximately 37% of the $2,091,707 increase in sales in fiscal year 1998 over fiscal year 1997.

         In July, 1998, the Company entered into another co-development agreement with VTEL Corporation of Austin, Texas (VTEL). Under the terms of this agreement the Company expects to co-develop videoconferencing systems for distribution through VTEL's worldwide network of resellers. The Company expects to ship and recognize sales on the first production units under this agreement in the fall of 1998.

         The Company also expects increased unit volume in fiscal year 1999 compared to 1998, as a result of continued focus on broader distribution through resellers, direct sales to national accounts and private label relationships.

         The average pricing levels increased in fiscal year 1998 because the Company's product mix shifted to its new Video Flyer product in fiscal year 1998. Video Flyer was first shipped in March, 1997. Therefore, product mix in fiscal year 1997 included a significant portion of the Company's previous generation product, which carried a lower overall sales price. Since the Company may experience increased competition in the future, the Company plans to continue its strategy of providing additional value added enhancements to the product in fiscal year 1999 to counteract any downward pressure on price points.

         As a result of higher expected volume and the Company's plan to mitigate downward pressure on price points, the Company expects fiscal year 1999 revenues to increase compared to fiscal year 1998.

         Gross Profit (Loss). The Company generated a gross profit of $2,539,005 or 54.5% of net sales for fiscal year 1998 compared to a gross loss of $(763,793) or (29.7%) of net sales for fiscal year 1997. The 1997 gross loss resulted from an inventory writedown to lower of cost or market of $1,430,428 related to the Company's previous generation product. Cost of goods sold in fiscal year 1998 amounted to $2,123,553, or 45.5% of net sales compared to $1,904,216 or 74.1% of net sales in fiscal year 1997. The lower cost of goods sold relative to net sales in fiscal year 1998 resulted from a full year of production of the Company's Video Flyer product in fiscal year 1998, compared to only four months in fiscal year 1997. A significant portion of the Company's sales in fiscal year 1997 were generated from its previous generation product, which was lower priced and more costly to manufacture than the Video Flyer.

         The Company plans to add low cost product enhancements to support price points and pursue products cost reductions in fiscal year 1999 in order to minimize any gross profit erosion. The ultimate effects of these factors on future gross profit is unknown.

         Research and Development Expenses. Research and development expenses were $993,525 or 21.3% of net sales for fiscal year 1998 compared to $1,528,493 of 59.5% of net sales for fiscal year 1997. The decrease as a percentage of net sales was due to higher sales volume in fiscal year 1998 as discussed above. The higher amount of dollar spending on research and development in fiscal year 1997 compared to fiscal year 1998 was caused by the Company's full scale development of its new Video Flyer product in fiscal year 1997. In fiscal year 1998 the Company's research and development activities were concentrated on enhancements to the Video Flyer, requiring lower overall expenditures.

         Selling, General and Administrative Expenses. Selling general and administrative expenses were $3,478,665 or 74.6% of net sales for fiscal year 1998 compared to $3,445,301 or 134.0% of net sales for fiscal year 1997. The percentage decrease was due to the higher sales volume in fiscal year 1998. In fiscal year 1998, the Company increased its marketing and sales expenses in North America and Europe to help generate higher sales. Offsetting these expense increases were reductions in the Company's Pacific Rim sales office and in intangible assets amortization expenses. As a result, the actual dollar amount of expenses in fiscal year 1998 were comparable with the expenses in fiscal year 1997.

         Other Income and Expense. Interest income was $53,249 for fiscal year 1998 compared to $90,324 for fiscal year 1997. The higher interest income in fiscal year 1997 was due to higher cash and cash equivalents available to the Company during fiscal year 1997 due to the Company's private offering in September, 1996 which raised approximately $3,943,000. In fiscal year 1998, interest expense was $86,649 compared to $40,340 for fiscal year 1997. The increase in fiscal year 1998 was due to outstanding borrowings on the Company's line of credit throughout fiscal year 1998. There was no line of credit during fiscal year 1997.

         As a result of the above, the net loss for fiscal year 1998 was $(1,959,956) or $(0.34) per share, compared to a net loss of $(5,684,690), or
$(1.30) per share for fiscal year 1997.

         Net Operating Loss Carryforwards. The Company has net operating loss carryforwards for financial and federal income tax reporting purposes of approximately $14,448,000 which can be used to offset taxable income in future years. Sales of the Company's equity during fiscal year 1998, 1997 and 1996 have caused changes in ownership under section 382 of the Internal Revenue Code of 1996, which limits the use of the Company's net operating loss carryforwards existing as of the date of the ownership change. It is not anticipated that any limitation would have a material adverse effect on the Company.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

         Net Sales. In fiscal year 1997, net sales increased to $2,570,851, up 58.1% from $1,625,720 in fiscal year 1996. The increase in sales in fiscal year 1997 compared to fiscal year 1996 was a result of higher unit volume and higher pricing associated with enhanced product configurations, new products, and increased distribution channels. The first sales of Video Flyer occurred in the fourth quarter of fiscal year 1997 at a significantly higher price than the Company's previous generation product. In fiscal year 1997, the Company also focused on building a network of dealers and resellers for its products in Europe, Australia, the Pacific Rim and the United States to increase unit volume over fiscal year 1996 levels.

         Gross Profit (Loss). Gross loss was $(763,793) or (29.7%) of net sales for fiscal year 1997 compared to $(396,980) or (24.4%) of net sales for fiscal year 1996. The 1997 gross loss resulted from an inventory writedown to lower of cost or market of $1,430,428 related to the previous generation product. The writedown was a result of the Company's transition to its new generation product, Video Flyer. Cost of goods sold in fiscal year 1997 amounted to $1,904,216 or 74.1% of net sales, compared to $1,640,508 or 101.0% of net sales in fiscal year 1996. The lower cost of goods sold relative to net sales in fiscal year 1997 resulted from sales of the Company's higher priced, lower cost Video Flyer in the fourth quarter of fiscal year 1997, as well as changes in product configurations and less price discounting through the third quarter of fiscal year 1997 compared to the prior year.

         Research and Development Expenses. Research and development expenses were $1,528,493 or 59.5% of net sales for fiscal year 1997 compared to $1,540,416 or 94.8% of net sales for fiscal year 1996. The decrease as percentage of sales was due to the higher sales volume in fiscal year 1997 as discussed above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,445,301 or 134.0% of net sales for fiscal year 1997 compared to $3,121,796 or 192.0% of net sales for fiscal year 1996. The percentage decrease was primarily due to the higher sales volume in fiscal year 1997. Actual dollar spending during fiscal year 1997 was higher than fiscal year 1996 primarily due to increased marketing, and an increased sales force to correspond with expanded distribution and new product introductions in fiscal year 1997. General and administrative salaries and related costs also increased to correspond with the expanding business during fiscal year 1997.

         Other Income and Expense. Interest income was $90,324 for fiscal year 1997 compared to $180,521 for fiscal year 1996. The decrease in fiscal year 1997 was due to higher cash and cash equivalents available to the Company throughout fiscal year 1996 due to the Company's public offering in July 1995. Interest expense was $40,340 for fiscal year 1997 compared to $154 for fiscal year 1996. The increase in fiscal year 1997 was primarily due to the interest charges on inventory procured by the Company's third party manufacturer on behalf of the Company to support required lead times.

         As a result of the above, the net loss for fiscal year 1997 was $(5,684,690), or $(1.30) per share, compared to the net loss of $(4,878,825), or $(1.56) per share for fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

         Cash, Cash Equivalents and Marketable Securities. Cash and cash equivalents, combined with marketable securities, totaled $1,361,648 on June 30, 1998 compared to $1,152,671 on June 30, 1997. The primary reason for the $208,977 increase during fiscal year 1998 was the completion in January 1998 of a private offering of the Company's Common Stock, netting proceeds of $2,522,945, and net proceeds from the Company's line of credit of $497,715, which were largely offset by cash used in operating activities, as discussed below.

         Net Cash Used in Operating Activities. The amount of cash used in operating activities was $(2,582,643) during fiscal year 1998 compared to $(3,728,376) during fiscal year 1997. The cash used in operating activities resulted mainly from a net loss of $(1,959,956) which was partially offset by non-cash depreciation and compensation expenses of $255,230 and $100,000 respectively.

         In fiscal year 1998, an increase in fourth quarter order activity and net sales over comparable amounts in the fourth quarter of fiscal year 1997 resulted in increased levels of accounts receivable and inventory at June 30, 1998 compared to June 30, 1997. The Company expects to increase inventory levels in fiscal year 1999, to support expected growth in sales volume.

         In connection with this business growth, accounts payable increased $246,720 from June 30, 1997 to June 30, 1998, excluding a non-cash reduction in accounts payable of $375,896 in exchange for the issuance of 210,011 shares of common stock. Accrued expenses decreased $238,911 from June 30, 1997 to June 30, 1998 as a result of final payment by the Company in fiscal year 1998 to its third party manufacturer for obligations associated with the manufacture of previous generation products.

         Deferred revenue represents billings to customers in excess of revenue recognized. Deferred revenue at June 30, 1998 decreased $83,325 primarily as a result of shipment of units in the first quarter of fiscal year 1998 which had been pre-billed to customers as of June 30, 1997.

         Net Cash Used in Investing Activities. In fiscal year 1998 the Company invested a portion of the proceeds of a January, 1998 private placement of its common stock in marketable securities. As of June 30, 1998, $197,995 of these securities had matured and a total of $1,169,603 had been invested.

         During fiscal year 1998, the Company also invested cash in new equipment and leasehold improvements totaling $227,218. The increased investment in fiscal year 1998 was made to support of the overall growth in the Company.

         Net Cash Provided by Financing Activities. Cash provided by financing activities was $3,010,891, which was comprised primarily of $2,522,945 from a private offering of the Company's Common stock in January 1998, and net amounts borrowed on the

Company's line of credit of $497,715.

         In April, 1998 the Company amended its commercial loan agreement with a bank. The new agreement provided the Company with a $1,000,000 committed line of credit which is secured by all corporate assets. The facility provides working capital based on a borrowing base comprised of accounts receivable, inventory and marketable securities.

Management plans to continue to increase sales and improve operating results through increased marketing and broader distribution of its products through on expanded dealer network as well increased emphasis on larger national and private label accounts. The Company believes that funds remaining from the private placement, funds generated from operations and funds available under the line of credit will be sufficient to cover cash needs. In the event these sources of cash are not sufficient, management would seek additional financing or would conserve cash by reducing administrative, product development, and sales and marketing expenses.

YEAR 2000 ISSUES

         The Company is currently in the process of assessing Year 2000 issues relative to its business. The following information outlines the current status of the Company's understanding and plans regarding the Year 2000 problem.

COMPANY STATE OF READINESS.

         Description of the Company's information technology and non-information technology systems. The Company uses a widely used PC based information system to process financial transactions and generate financial information. The Company also uses various other PC based software packages to support its business. These systems are linked by a network at the Company's headquarters in Edina, Minnesota. No significant information systems are located outside the Company's headquarters, other than individual stand alone PC software packages used by sales personnel. The Company's main product, Video Flyer and similar products, utilize imbedded technology supported by microcontrollers to operate. While the Company is in the process of assessing Year 2000 issues relative to its vendors, products and related components used in the product, the Company knows that its Video Flyer and similar products do not utilize time or dates to operate.

         Status of Company Timetable for Year 2000 Readiness. The Company has established the following phases and timetable for becoming ready for the Year 2000:

         Awareness Phase - The Company has researched the Year 2000 issue and has had communication both internally and with outside parties including its independent auditors, its bank, key suppliers and certain customers. The Company is aware of the potential issues surrounding the Year 2000 problem and this phase is complete.

         Assessment Phase - This phase includes establishing a Year 2000 team and investigating how Year 2000 issues may impact the Company, both in terms of the specific aspects of the business which could be affected, and the consequences to the Company if it is not prepared. The Company is currently conducting its assessment phase and expects to complete it by December 31, 1998.

         Renovation Phase - This process will begin as soon as the assessment phase is completed and reported to the Board of Directors. The renovation phase covers all Company actions to correct systems which are not Year 2000 compliant, or develop alternate systems in all areas which are determined to have a significant impact on the Company if not corrected. The Company expects to initiate this phase in January 1999, and complete it by March 31, 1999.

         Validation Phase - This phase will include all Company activities performed to test any new or alternate systems for conducting its business, and taking corrective actions in situations where new systems do not properly handle year 2000 problems.
This phase is expected to begin in April, 1999 with completion scheduled for June 30, 1999.

         Implementation Phase - In this phase, the Company will begin utilizing all newly developed systems which are installed to correct Year 2000 problems as they relate to the Company. This phase is expected to begin with the start of the Company's fiscal year 2000, which begins July 1, 1999.

         Description of Company relationships with third parties relative to Year 2000 issues. The Company has relationships with key suppliers to support its business. These suppliers include its third party manufacturer, (Altron, Inc.), suppliers for critical components including 8x8, Inc., suppliers for third party software utilized in the Company's product and other key vendors. While the Company believes alternate vendors could be utilized to provide comparable products and services currently provided by its key vendors, the Company currently relies on its relationships with its key vendors to conduct its business, and changes in sources of key products and services could have a material impact on the Company. The Company is currently in the process of assessing the impact of these third party risks, and is expecting to complete this process by December 31, 1998.

         The Company also has established relationships with two key customers to co-develop and provide products on a private label basis. These customers are Philips Business Electronics, N.A. and V-TEL, Inc. The Company expects to sell a significant amount of product to these customers in the future. The Company expects that both customers will demand Year 2000 compliance, and non-compliance could disrupt the Company's relationship with these customers and significantly impact future sales volume.

The Company expects to gain a detailed understanding of the expectations of these two key customers and other large customers as well during its assessment phase, which is expected to be complete by December 31, 1998. Corrective actions relative to these key customer relationships as well as key suppliers are expected to be included in the Company's renovation, validation and implementation phases.

COSTS TO ADDRESS COMPANY'S YEAR 2000 ISSUES.

         Since the Company has not completed its assessment of the year 2000 issues relative to its business, the costs of remediation cannot yet be reasonably estimated. To date, the costs of assessing the year 2000 problem have been insignificant, and based on its assessment so far, the Company does not believe remediation costs will be material to the Company's financial condition or operating results.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES.

         A worst case scenario relative to the Year 2000 issue would be that the Company needs to replace both its information technology and non-information technology systems, and develop alternate sources of supply for its critical components, third party software, and third party manufacturing. Because of its current size, the Company believes replacement of its current information systems would not result in costs material to the Company's financial condition or results of operations. In the event the Company were forced to develop alternate sources of supply in any key areas, significant costs could result, but amounts have not yet been estimated. The Company expects to analyze these uncertainties as part of its Year 2000 assessment phase, and develop a plan of action to minimize the uncertainties and mitigate the potential costs involved, should the worst case scenario occur.

CONTINGENCY PLANS.

         The Company does not currently have a contingency plan to handle the worst case scenario above, but expects to develop one as part of its assessment phase to be completed by December 31, 1998.

ITEM 7.       FINANCIAL STATEMENTS.

              The following Financial Statement and Independent Auditors' Report thereon are included herein.

                                                                        Page
                                                                        ----
              Independent Auditors' Report...........................

              Balance Sheets as of June 30, 1998 and 1997............

              Statements of Operations for the years ended
                June 30, 1998, 1997 and 1996.........................

              Statements of Stockholders' Equity for
                the years ended June 30, 1998, 1997 and 1996.........

              Statements of Cash Flows for the years ended
              June 30, 1998, 1997 and 1996...........................

              Notes to Financial Statements..........................

                                RSI SYSTEMS, INC.

                              Financial Statements

                             June 30, 1998 and 1997

RSI SYSTEMS, INC.



TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                         Page(s)

Independent Auditors' Report.............................................   1

Financial Statements:

     Balance Sheets......................................................   2

     Statements of Operations............................................   3

     Statements of Stockholders' Equity..................................   4

     Statements of Cash Flows............................................   5

Notes to Financial Statements............................................  6-16

                          INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors
RSI Systems, Inc.:


We have audited the accompanying balance sheets of RSI Systems, Inc. (the Company) as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RSI Systems, Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.





Minneapolis, Minnesota
August 14, 1998

RSI SYSTEMS, INC.

Balance Sheets

June 30, 1998 and 1997

============================================================================================================

                                         ASSETS                                    1998               1997
------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                  $    382,093         1,152,671
   Marketable securities                                                           979,555                --
   Accounts receivable, net of allowance for doubtful
      accounts of $254,000 in 1998 and $210,000 in 1997                          1,541,626           747,427
   Inventories (note 4)                                                            637,422           544,613
   Prepaid expenses                                                                 56,949            42,077
------------------------------------------------------------------------------------------------------------

Total current assets                                                             3,597,645         2,486,788
------------------------------------------------------------------------------------------------------------

Property and equipment:
   Furniture and equipment                                                       1,038,463           718,998
   Leasehold improvements                                                           50,625             4,818
      Less accumulated depreciation and amortization                              (560,403)         (332,589)
------------------------------------------------------------------------------------------------------------

Net property and equipment                                                         528,685           391,227
------------------------------------------------------------------------------------------------------------

                                                                              $  4,126,330         2,878,015
============================================================================================================


                           LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------

Current liabilities:
   Revolving credit facility (note 5)                                              497,715                --
   Current portion of capital lease obligations (note 6)                            55,388                --
   Accounts payable                                                              1,037,331         1,166,507
   Accrued expenses (note 7)                                                       124,254           363,165
   Deferred revenue                                                                 40,664           123,989
------------------------------------------------------------------------------------------------------------

Total current liabilities                                                        1,755,352         1,653,661
------------------------------------------------------------------------------------------------------------

Long-term liabilities:
   Capital lease obligations, net of current portion (note 6)                      107,639                --
------------------------------------------------------------------------------------------------------------

Total long-term liabilities                                                        107,639                --
------------------------------------------------------------------------------------------------------------

Stockholders' equity (note 10):
   Common stock, par value $.01 per share, authorized 10,000,000 shares; 6,657,281 and 4,757,265 issued and outstanding at
      June 30, 1998 and 1997, respectively                                          66,573            47,573
   Additional paid-in capital                                                   17,238,322        14,358,381
   Accumulated deficit                                                         (15,041,556)      (13,081,600)
   Unearned compensation--restricted stock                                              --          (100,000)
------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                       2,263,339         1,224,354
------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 6 and 8)
------------------------------------------------------------------------------------------------------------

                                                                              $  4,126,330         2,878,015
============================================================================================================


See accompanying notes to financial statements.

RSI SYSTEMS, INC.

Statements of Operations

Years ended June 30, 1998, 1997, and 1996

==========================================================================================================

                                                                1998             1997             1996
----------------------------------------------------------------------------------------------------------
Net sales                                                   $ 4,662,558        2,570,851        1,625,720
Cost of goods sold                                            2,123,553        1,904,216        1,640,508
Inventory writedown to lower of cost or market (note 4)              --        1,430,428          382,192
----------------------------------------------------------------------------------------------------------

Gross profit (loss)                                           2,539,005         (763,793)        (396,980)

Research and development                                        993,525        1,528,493        1,540,416
Selling, general, and administrative                          3,478,665        3,445,301        3,121,796
----------------------------------------------------------------------------------------------------------

Operating loss                                               (1,933,185)      (5,737,587)      (5,059,192)

Other income (expense):
    Other income                                                  6,629            2,913               --
    Interest income                                              53,249           90,324          180,521
    Interest expense                                            (86,649)         (40,340)            (154)
----------------------------------------------------------------------------------------------------------

Other income (expense), net                                     (26,771)          52,897          180,367
----------------------------------------------------------------------------------------------------------

Net loss                                                    $(1,959,956)      (5,684,690)      (4,878,825)
==========================================================================================================

Basic loss per share                                        $     (0.34)           (1.30)           (1.56)

Diluted loss per share                                      $     (0.34)           (1.30)           (1.56)
==========================================================================================================

Weighted average common shares outstanding:
    Basic                                                     5,706,145        4,378,326        3,127,189
    Diluted                                                   5,706,145        4,378,326        3,127,189
==========================================================================================================


See accompanying notes to financial statements.

RSI SYSTEMS, INC.

Statements of Stockholders' Equity

Years ended June 30, 1998, 1997, and 1996

====================================================================================================================================

                                                                                  Foreign                    Unearned
                                                    Common stock     Additional  currency                  compensation--
                                               --------------------   paid-in   translation   Accumulated   restricted
                                                 Shares     Amount    capital    adjustment     deficit        stock        Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1995                      1,841,015  $ 18,410   2,691,623     2,160       (2,518,085)          --      194,108

Common stock sold in public offering
    [note 10(a)]                               1,383,750    13,838   7,394,342        --               --           --    7,408,180

Exercises of stock options                        26,250       262      60,737        --               --           --       60,999

Common stock warrants issued to directors             --        --      67,500        --               --           --       67,500

Common stock warrants issued to underwriter           --        --          50        --               --           --           50

Foreign currency translation adjustment               --        --          --    26,240               --           --       26,240

Net loss for the year ended June 30, 1996             --        --          --        --       (4,878,825)          --   (4,878,825)
------------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1996                      3,251,015    32,510  10,214,252    28,400       (7,396,910)          --    2,878,252

Common stock sold in private placement
    [note 10(a)]                               1,500,000    15,000   3,927,892        --               --           --    3,942,892

Exercise of stock options                          1,250        13       4,362        --               --           --        4,375

Common stock warrant issued to underwriter            --        --          50        --               --           --           50

Shutdown of foreign subsidiary                        --        --          --   (28,400)              --           --      (28,400)

Restricted stock award [note 8(b)]                    --        --     200,000        --               --     (100,000)     100,000

Common stock issued in settlement of claim         5,000        50      11,825        --               --           --       11,875

Net loss for the year ended June 30, 1997             --        --          --        --       (5,684,690)          --   (5,684,690)
------------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1997                      4,757,265    47,573  14,358,381        --       (13,081,600)   (100,000)   1,224,354

Common stock sold in private placement
    [note 10(a)]                               1,671,255    16,712   2,506,233        --               --           --    2,522,945

Common stock warrant issued to underwriter            --        --         100        --               --           --          100

Restricted stock award [note 8(b)]                18,750       188        (188)       --               --      100,000      100,000

Common stock issued in settlement of trade
    payables [note 10(a)]                        210,011     2,100     373,796        --               --           --      375,896

Net loss for the year ended June 30, 1998             --        --          --        --       (1,959,956)          --   (1,959,956)
------------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1998                      6,657,281  $ 66,573  17,238,322        --      (15,041,556)         --    2,263,339
====================================================================================================================================


See accompanying notes to financial statements.

RSI SYSTEMS, INC.

Statements of Cash Flows

Years ended June 30, 1998, 1997, and 1996

==================================================================================================================

                                                                        1998             1997             1996
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                         $(1,959,956)      (5,684,690)      (4,878,825)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                   255,230          239,867          194,316
        Inventory writedown to lower of cost or market (note 4)              --        1,430,428          382,192
        Compensation from restricted stock                              100,000          100,000               --
        Common stock issued in settlement of claim                           --           11,875               --
        Foreign currency translation adjustment                              --          (28,400)          26,240
        Changes in operating assets and liabilities:
          Accounts receivable                                          (794,199)        (222,994)        (453,075)
          Inventories                                                   (92,809)        (365,173)        (567,918)
          Prepaid expenses                                              (15,393)         143,102         (144,741)
          Accounts payable                                              246,720          887,687         (917,298)
          Accrued expenses                                             (238,911)        (364,067)         321,906
          Deferred revenue                                              (83,325)         123,989               --
------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                (2,582,643)      (3,728,376)      (6,037,203)
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                          197,995               --               --
   Purchase of marketable securities                                 (1,169,603)              --               --
   Additions to property and equipment                                 (227,218)         (99,191)        (458,604)
------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                (1,198,826)         (99,191)        (458,604)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                             2,522,945        3,947,267        7,469,179
   Proceeds from issuance of warrants                                       100               50               50
   Repayments of obligations under capital leases                        (9,869)              --               --
   Net proceeds from revolving line of credit                           497,715               --               --
------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                             3,010,891        3,947,317        7,469,229
------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                       (770,578)         119,750          973,422

Cash and cash equivalents at beginning of year                        1,152,671        1,032,921           59,499
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                            $   382,093        1,152,671        1,032,921
==================================================================================================================

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                           $    83,600           39,970              154
==================================================================================================================


Supplemental schedule of noncash investing and financing activities:

   During fiscal year 1998, the Company entered into capital lease obligations for the purchase of $173,204 of equipment.

   During fiscal year 1998, the Company issued 210,011 shares of its common stock in exchange for the settlement of $375,896 of trade payables.

   During fiscal year 1996, warrants to purchase shares of common stock were issued in connection with letters of credit obtained by the Company which were guaranteed by two stockholders/directors. The estimated value of the warrants ($67,500) was capitalized related to this transaction.

See accompanying notes to financial statements.

RSI SYSTEMS, INC.

Notes to Financial Statements

June 30, 1998, 1997, and 1996

--------------------------------------------------------------------------------

(1)     DESCRIPTION OF BUSINESS

        Founded in 1993, RSI Systems, Inc. (the Company) designs, manufactures, and resells business level videoconferencing systems for domestic and international markets. These systems are available in a variety of configurations and price points.


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)   NEW ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME (SFAS No. 130), is effective for the Company for interim and annual periods beginning after December 15, 1997. This standard prescribes a new way of reporting and displaying the balances of changes in certain equity accounts. SFAS No. 130 does not affect the measurement or accounting for these accounts. Effective for the year ending June 30, 1999, and quarterly reporting thereafter, SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS No. 131), replaces existing disclosure requirements for industry and geographic segments with requirements for annual and quarterly disclosure information about reportable operating segments and certain geographic data. By their nature, SFAS Nos. 130 and 131 will, when implemented, have no effect on the Company's reported operations or financial position.

        (b)   CASH AND CASH EQUIVALENTS

        The Company considers investments in highly-liquid debt securities having an initial maturity of three months or less to be cash equivalents. Cash equivalents amounted to $359,891 and $1,015,627 at June 30, 1998 and 1997, respectively.

        (c)   MARKETABLE SECURITIES

        The Company has adopted the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS No. 115). Marketable securities have an original maturity of more than three months and a remaining maturity of less than 1 year. These investments are classified as held-to-maturity and are carried at cost in accordance with SFAS No. 115. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. This amortization and accretion, as well as interest income and realized gains and losses, are included in interest income. Marketable securities at June 30, 1998, represent investments in government bonds.

        (d)   INVENTORIES

        Inventories are stated at the lower of cost or market using the first-in first-out (FIFO) method.

        (e)   PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over their estimated useful lives which range from two to seven years.

                                                                     (Continued)

RSI SYSTEMS, INC.

Notes to Financial Statements



--------------------------------------------------------------------------------

        (f)   CAPITALIZED SOFTWARE COSTS

        Software development costs are accounted for in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance are capitalized, when material. During 1998, 1997 and 1996, software development costs subject to capitalization were not material and, accordingly, were not capitalized.

        (g)   STOCK-BASED COMPENSATION

        The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25 (APB No. 25), ACCOUNTING FOR STOCKS ISSUED TO EMPLOYEES. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. The Company has adopted the disclosure requirements under SFAS No. 123, ACCOUNTING AND DISCLOSURE OF STOCK-BASED COMPENSATION.

        (h)   WARRANTY ACCRUAL

        The Company's product carries a warranty from a third party custom manufacturer of twelve (12) months from the date the Company ships to the customer, or fifteen (15) months from the date the third party manufacturer ships to the Company, whichever comes first [note 8(c)]. The cost to the Company for this warranty is included in the total manufacturing costs charged by the third party custom manufacturer to the Company for each unit produced. As a result, the third party manufacturer covers warranty costs for defective units.

        (i)   REVENUE RECOGNITION

        The Company recognizes revenue from system sales upon shipment. Post sale customer support costs are insignificant and are expensed as incurred.

        (j)   RESEARCH AND DEVELOPMENT COSTS

        Research and development costs are charged to operations when incurred.

        (k)   INCOME TAXES

        The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are subject to a valuation allowance based on the estimated realization of these assets.

        (l)   ADVERTISING COSTS

        All costs related to advertising the Company's products are expensed in the period incurred.

                                                                     (Continued)

RSI SYSTEMS, INC.

Notes to Financial Statements



--------------------------------------------------------------------------------

        (m)   NET LOSS PER SHARE

        During fiscal 1998, the Company adopted SFAS No. 128, EARNINGS PER SHARE (SFAS No. 128). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net loss per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements.

        (n)   USE OF ESTIMATES

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

        (o)   CHANGES IN PRESENTATION

        Certain prior year amounts have been reclassified to conform to the current year's presentation.


(3)     LIQUIDITY

        In January 1998, the Company completed a private offering of its common stock. The Company received $2,522,945, net of offering costs, in exchange for 1,671,255 shares of common stock ($1.65 per share) [note 10(a)]. In April 1998, the Company amended a previous commercial loan agreement with a Bank for a $1,000,000 revolving credit facility (note
        5).

        Management plans to continue to increase sales and improve operating results through increased marketing and broader distribution of products through an expanded dealer network as well as increased emphasis on larger national and private label accounts. The Company believes that funds remaining from the private placement, funds generated from operations, and funds available under the revolving credit facility will be sufficient to cover cash needs. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by reducing administrative, product development, and sales and marketing expenses.


(4)     INVENTORIES

        Inventories consisted of the following at June 30:

================================================================================

                                                            1998         1997
--------------------------------------------------------------------------------

        Components                                       $ 476,261      374,234
        Finished goods                                     161,161      170,379
--------------------------------------------------------------------------------

                                                         $ 637,422      544,613
================================================================================

                                                                     (Continued)

RSI SYSTEMS, INC.

Notes to Financial Statements



--------------------------------------------------------------------------------

        Inventory at June 30, 1997 and 1996 reflected a reduction to lower of cost or market valuation. The charges to operations associated with these inventory write downs amounted to $1,430,428 and $382,192 for fiscal 1997 and 1996, respectively. The 1997 write down was associated with excess inventory resulting from the Company's decision to transition to its new product, Video Flyer. The 1996 inventory write down charges related to the termination of a manufacturing agreement with the Company's third party manufacturer, and the Company's obligation to purchase remaining component inventory [note 8(c)].


(5)     REVOLVING CREDIT FACILITY

        In April 1998, the Company completed a commercial loan agreement with a bank for a $1,000,000 committed line of credit facility. This agreement amends and restates the previous commercial loan agreement dated July 1997. The facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable, inventory, and marketable securities. The facility contains certain covenants and conditions, including minimum net worth and tangible net worth levels. Interest on outstanding borrowings currently accrues at the bank's base rate, which was 8.5 % at June 30, 1998. On June 30, 1998, borrowings on the facility were $497,715, leaving $502,285 unused and available. The facility has a maturity date of June 26, 1999.


(6)     LEASES

        (a)   OPERATING LEASES

        The Company leases office space and various equipment under noncancelable operating leases. Future minimum rental payments due under noncancelable operating leases are as follows:

================================================================================

        Fiscal year ending June 30:
--------------------------------------------------------------------------------

           1999                                                       $  80,000
           2000                                                          24,000
           2001                                                          10,000
           2002                                                           4,000
================================================================================

        Total rental expense was $204,223, $135,901, and $136,680 for the years ended June 30, 1998, 1997, and 1996, respectively.

        (b)   CAPITAL LEASES

        During the year ended June 30, 1998, the Company entered into capital lease agreements for equipment. The following is a summary of the leased equipment as of June 30, 1998:

================================================================================

        Equipment                                                     $ 173,204
        Less accumulated amortization                                    (6,411)
--------------------------------------------------------------------------------

                                                                      $ 166,793
================================================================================

                                                                     (Continued)

RSI SYSTEMS, INC.

Notes to Financial Statements



--------------------------------------------------------------------------------

        The following is a schedule of future minimum lease payments under capital leases with the present value of the minimum lease payments as of June 30, 1998:

================================================================================

        Years ending June 30
--------------------------------------------------------------------------------

        1999                                                          $  64,857
        2000                                                             64,857
        2001                                                             54,988
--------------------------------------------------------------------------------

        Total minimum lease payments                                    184,702

        Less amount representing interest from 9% to 14%                (21,675)
--------------------------------------------------------------------------------

        Present value of minimum lease payments                         163,027

        Less current portion                                            (55,388)
--------------------------------------------------------------------------------

                                                                      $ 107,639
================================================================================


(7)     ACCRUED EXPENSES

        Accrued expenses consisted of the following at June 30:

================================================================================

                                                            1998          1997
--------------------------------------------------------------------------------

        Inventory [note 8(c)]                            $       -      247,837
        Other                                              124,254      115,328
--------------------------------------------------------------------------------

                                                         $ 124,254      363,165
================================================================================


(8)     COMMITMENTS AND CONTINGENCIES

        (a)   SOFTWARE LICENSE AGREEMENT

        During 1998, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, the Company is to pay a royalty fee of up to $5.00 per unit of videoconferencing systems containing the software. Sales of the related systems began in fiscal year 1998.

                                                                     (Continued)

RSI SYSTEMS, INC.

Notes to Financial Statements



--------------------------------------------------------------------------------

        During 1996, the Company entered into a software license agreement with a separate software development company. Pursuant to the agreement, in addition to upfront licensing and production fees of $90,000, the Company is to pay a royalty fee of $40 on each of the first 1,000 videoconferencing systems sold, $4.75 for the following 9,000 systems, $6.25 for the following 90,000 systems and $5.10 for each system sold in excess of 100,000. Sales of the related systems began in fiscal year 1997.

        During 1994, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, the Company is to pay a royalty fee of $25 on each of the first 10,000 systems sold, $15 on each system over 10,000 up to 50,000, and $8 on each system sold in excess of 50,000.

        (b)   EMPLOYMENT AGREEMENTS

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

        Also in connection with the employment agreement, on July 1, 1996, the Company granted 25,000 shares of the Company's common stock to its President and Chief Executive Officer. The stock is subject to certain restrictions which lapse at a rate of 6,250 shares every six months from the date of grant. As of June 30, 1998, 18,750 shares of the stock had been issued. Total compensation expense recognized in fiscal years 1998 and 1997 related to this stock grant was $100,000 each year.

        (c)   MANUFACTURING AGREEMENT

        On August 28, 1996, the Company entered into a new manufacturing agreement with a third party custom manufacturer (New Manufacturer). Pursuant to this agreement, the New Manufacturer agreed to produce the Company's videoconferencing products, and warrant that all products will be free from defects in material and workmanship for twelve (12) months from the date the Company ships to the customer, or fifteen (15) months from the date the third party manufacturer ships to the Company, whichever comes first.

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

        During 1996 and 1995, the Company's videoconferencing systems were manufactured by a separate third party custom manufacturer (the Previous Manufacturer). The Previous Manufacturer provided substantially all parts and manufacturing supplies for the Company's product. On August 9, 1996, the Company and the Previous Manufacturer terminated the manufacturing agreement. Pursuant to this termination agreement, the Previous Manufacturer agreed to produce, and the Company agreed to purchase, 690 completed videoconferencing units. In addition, upon the completion of the 690 units, the Company agreed to purchase from the Previous Manufacturer any remaining component inventory. During the year ended June 30, 1996, the Company recognized an impairment charge of $382,192 to value the related inventory at the lower of cost or market (see note 4). On February 7, 1997, the Company concluded all business with the Previous Manufacturer.

                                                                     (Continued)

RSI SYSTEMS, INC.

Notes to Financial Statements



--------------------------------------------------------------------------------

        In May 1996, the Company obtained irrevocable bank letters of credit totaling $600,000. The letters of credit could be drawn upon through May 1997 by the Previous Manufacturer. The letters of credit were guaranteed by two stockholders/directors and collateralized by assets pledged by the two stockholders/directors. Warrants to purchase a total of 15,000 shares of common stock at $3.00 per share were issued as consideration for these guarantees. The estimated value of the warrants was capitalized and was amortized over the terms of the letters of credit.

        (d)   DISTRIBUTOR, DEALER, AND MANUFACTURER REPRESENTATIVE AGREEMENTS

        The Company is a party to distributor or dealer agreements with several companies. Each distributor or dealer has minimum purchase obligations. The term of each agreement is one year, renewable for additional one-year periods. Distributors and dealers receive discounts depending upon the number of systems ordered from the Company.


(9)     INCOME TAXES

        The Company is a Subchapter C corporation for income tax reporting purposes beginning July 1, 1994.

        At June 30, 1998, the Company has approximately $14,448,000 of net operating loss carryforwards and $118,000 of tax credit carryforwards for federal income tax purposes, which begin to expire in 2010. Section 382 of the Internal Revenue Code of 1986 limits the use of the Company's net operating loss carryforwards as of the date of a more than 50% change in ownership. As a result of the public offering discussed at note 10(a), a Section 382 ownership change occurred. As a result of prior ownership changes, a portion of the net operating losses are limited in use in any one year. Subsequent ownership changes may further limit the use of the net operating losses in any one year.

        The provisions for income taxes differs from the expected tax benefit computed by applying the federal corporate tax rate for the three years ended June 30, 1998, 1997, and 1996, are as follows:

================================================================================

                                                      1998       1997       1996
--------------------------------------------------------------------------------

        Expected federal benefit                       34%        34         34
        State taxes, net                                6          6          6
        Research credits                                6          -          -
        Change in valuation allowance                 (46)       (40)       (40)
--------------------------------------------------------------------------------

        Actual tax benefit                               -%        -          -
================================================================================

        The tax effects of items which comprise a significant portion of deferred tax assets as of June 30, 1998 and 1997, are as follows:

================================================================================

                                                       1998              1997
--------------------------------------------------------------------------------

        Deferred tax assets:
           Net operating loss carryforwards       $  5,847,000        5,060,000
           Other                                       279,000          160,000
           Valuation allowance                      (6,126,000)      (5,220,000)
--------------------------------------------------------------------------------

        Net deferred tax asset                    $          -                -
================================================================================

                                                                     (Continued)

RSI SYSTEMS, INC.

Notes to Financial Statements



--------------------------------------------------------------------------------

A valuation allowance is provided when there is some likelihood that all or a portion of a deferred tax asset may not be recognized. The net deferred assets at June 30, 1998 and 1997 are fully offset by a valuation allowance.
The valuation allowance is reviewed periodically.


(10)    CAPITAL STOCK

        (a)   COMMON STOCK

        In January 1998, the Company completed a private offering of its common stock. The Company received $2,522,945, net of offering costs, in exchange for 1,671,255 shares of common stock ($1.65 per share). A registration statement for these shares was declared effective by the Securities and Exchange Commission and the shares are registered and freely tradable as of June 30, 1998.

        On October 14, 1997, the Company issued 210,011 shares of its common stock as payment on $375,896 in trade debt to two of the Company's key vendors. A registration statement for these shares was declared effective by the Securities and Exchange Commission and the shares are registered and freely tradable as of June 30, 1998.

        On September 30, 1996, the Company completed a private offering of its common stock. The Company received $3,942,892, net of offering costs, in exchange for 1,500,000 shares of common stock ($3.00 per share). A registration statement for these shares was declared effective by the Securities and Exchange Commission and the shares are registered and freely tradable as of June 30, 1997.

        Effective July 25, 1995, the Company offered 1,200,000 shares of common stock for sale to the public through an underwriter at a price of $6.25 per share. Net proceeds to the Company from the public offering, including the underwriters over-allotment option of 183,750 shares, was $7,408,180.

        (b)   STOCK WARRANTS

        In January 1998, in connection with the Company's private offering of 1,671,255 shares of its common stock, the Company issued warrants to the placement agent for the purchase of 167,126 shares of its common stock. Such warrants have a ten year term and are exercisable at $1.65 per share.

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

        In addition, as of June 30, 1998, there were outstanding warrants held by two Directors of the Company, for the purchase of 174,000 shares of common stock at exercise prices ranging from $1.00 to $3.00 per share. There were also outstanding warrants held by other third parties for the purchase of 266,000 shares of the Company's common stock at exercise prices ranging from $.50 to $1.00 per share.

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

                                                                     (Continued)

RSI SYSTEMS, INC.

Notes to Financial Statements



--------------------------------------------------------------------------------

        The Company has reserved 900,000 shares of common stock for issuance under the plan. At June 30, 1998, 183,750 shares remained available for grant. Options issued become exercisable over varying periods as provided in the individual plan agreements and certain options are subject to accelerated vesting based upon individual employment agreements or changes in control of the Company.

        A summary of changes in common stock options during the years ended June 30, 1998 and 1997, is as follows:

================================================================================

                                                                       Weighted
                                                                        average
                                                                       exercise
                                                                       price per
                                                          Shares         share
--------------------------------------------------------------------------------

        Outstanding at June 30, 1996                      253,500       $ 5.06

           Granted                                        460,000         1.18
           Exercised                                       (1,250)        3.50
           Canceled                                      (151,500)        4.02
--------------------------------------------------------------------------------

        Outstanding at June 30, 1997                      560,750         2.16

           Granted                                        292,500         2.24
           Exercised                                            -          -
           Canceled                                      (137,000)        2.28
--------------------------------------------------------------------------------

        Outstanding at June 30, 1998                      716,250         2.17
================================================================================

        Exercisable at June 30, 1998                      362,083       $ 2.24
================================================================================

        Options outstanding at June 30, 1998 have an exercisable price per share ranging between $1.125 and $9.25 and have a weighted average exercisable price of $2.24 and a weighted average remaining contractual life of 7.6 years.

        The Company also has issued stock options outside the stock option plan. In July 1996, the Company issued stock options for the purchase of 110,000 shares of the Company's common stock to an employee of the Company. The stock options have an exercise price of $8.00 per share and vest at a rate of 25% every six months beginning January 1997.

        In September 1997, the Company also granted stock options for the purchase of 71,000 shares of the Company's common stock to three employees of the Company. The stock options have an exercise price of $2.81 per share and vest at a rate of one-third per year beginning September 1998.

        In September 1997, the Company also granted stock options for the purchase of 200,000 shares of the Company's common stock to an employee of the Company. The stock options have an exercise price of $2.81 per share and vest at a rate of 100,000 in September 1997, 50,000 in June 1998, and 50,000 in June 1999.

                                                                     (Continued)

RSI SYSTEMS, INC.

Notes to Financial Statements



--------------------------------------------------------------------------------

        The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the following pro forma amounts:

================================================================================

                                                     Fiscal year ended June 30
                                                 -------------------------------
                                                     1998               1997
--------------------------------------------------------------------------------

        Net loss:
           As reported                           $ (1,959,956)       (5,684,690)
           Pro forma                               (2,452,932)       (5,907,444)

        Net loss per common share:
           As reported                                  (0.34)            (1.30)
           Pro forma                                    (0.43)            (1.35)
================================================================================

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1998, respectively; risk-free interest rates of 6.88% and 6.16%, expected option lives of 5.8 years and 6.77 years, expected volatility of 65.3% and 55.5%, and expected dividend yield of $0.

        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The weighted average fair values of options granted in 1998 and 1997 were as follows:

================================================================================

        Fiscal 1998 grants                                              $  1.49
        Fiscal 1997 grants                                                  .71
================================================================================


(11)    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash equivalents, marketable securities, and revolving credit facility approximates fair value because of the short maturity of those instruments.

                                                                     (Continued)

RSI SYSTEMS, INC.

Notes to Financial Statements



--------------------------------------------------------------------------------

(12)    NET LOSS PER SHARE

        The following table sets forth the computation of basic and diluted net loss per share:

================================================================================================

                                                                Years ended June 30
                                                    --------------------------------------------
                                                         1998           1997            1996
------------------------------------------------------------------------------------------------
        Numerator:
           Net loss                                 $ (1,959,956)    (5,684,690)     (4,878,825)
------------------------------------------------------------------------------------------------

        Net loss available to common stockholders   $ (1,959,956)    (5,684,690)     (4,878,825)
================================================================================================

        Denominator:
           Weighted average shares outstanding         5,706,145      4,378,326       3,127,189
================================================================================================

        Basic loss per share                        $    (0.34)         (1.30)          (1.56)
================================================================================================

        Diluted loss per share                      $    (0.34)         (1.30)          (1.56)
================================================================================================


(13)    MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        Sales to one customer represented approximately 17% of net sales in fiscal 1998. In addition, accounts receivable from this customer represented approximately 33% of total accounts receivable as of June 30, 1998. In fiscal 1996, sales to three unaffiliated customers aggregated approximately 32% of net sales. In addition, accounts receivable from these three unaffiliated customers aggregated approximately 45% of total accounts receivable as of June 30, 1996. Historically, the Company has not experienced write-offs related to these major customers.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)           DIRECTORS AND EXECUTIVE OFFICERS

Name                         Age      Position with Company
----                         ---      ---------------------
Donald C. Lies                50      Chairman of the Board, Chief
                                      Executive Officer and President

Richard F. Craven             55      Director

Byron G. Shaffer              65      Director

David W. Stassen              46      Director

Manfred D. Haiderer           58      Director

James D. Hanzlik              42      Chief Financial Officer

Marti D. Miller               41      Vice President Engineering

         DONALD C. LIES became President, Chief Executive Officer and a director of the Company on July 1, 1996. Before joining the Company, Mr. Lies founded CHORUS Marketing Group in May of 1989 and served as its President until June of 1996. CHORUS specialized in both reengineering of management, marketing and sales processes for a variety of office and factory automation systems manufacturers and service providers. From 1987 to 1989, Mr. Lies served as the Vice President of Marketing and Sales for Com Squared Systems, a computer software design, manufacturing and reselling company. From 1985 to 1987, Mr. Lies was director of Scanning Products Marketing for commercial products at National Computer Systems. Prior to that, Mr. Lies served as General Manager and Vice President for Norstan, Inc. in its information systems division for five years. Before joining Norstan, Mr. Lies was in sales for the office systems group of IBM. Mr. Lies is the brother-in-law of David W. Stassen who is also a director of the Company.

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

         MANFRED D. HAIDERER was elected as a director of the Company in February 1998. Mr. Haiderer has served as President and V.P., U.S.A. Operations for Richards-Wilcox Inc., a manufacturer of office and material handling products since 1990. Prior to that, Mr. Haiderer was President and CEO of Baker Material Handling Corporation.

         JAMES D. HANZLIK became Chief Financial Officer on January 9, 1997. Before joining the Company, Mr. Hanzlik was Vice President, Controller for Sterner Lighting Group, a manufacturer of commercial lighting. Prior to that, Mr. Hanzlik served as Controller and Product Group Manager for Despatch Industries Ltd. a manufacturer of industrial heat processing equipment.

         MARTI D. MILLER became Vice President of Engineering in August, 1995. Before joining the Company, Mr. Miller was

Director of Engineering for Transition Networks, Inc.

The members of the Board of Directors are elected annually at the Annual Meeting of Shareholders. Executive officers are elected by the Board of Directors and serve until their successors are elected and appointed.

BOARD OF DIRECTORS' COMMITTEES

         The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee, which consists of Messrs. Shaffer, Craven, Stassen, and Haiderer, supervises the financial affairs of the Company and generally reviews the results and scope of the audit and other services provided by the Company's independent accountants and reports the results of their review to the full Board and to the Company's management. The Compensation Committee, which consists of Messrs. Shaffer, Craven Stassen and Haiderer, has general responsibility for management of compensation matters, including recommendations to the Board of Directors on compensation arrangements for officers and incentive compensation for employees of the Company.

(b)      SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 1998, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by
Section 16 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company for services rendered for the years ended June 30, 1996, 1997 and 1998 to (i) all persons who served as the Chief Executive Officer of the Company during fiscal year 1998 and (ii) the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 in fiscal year 1998 (the "Named Executive Officers"). Other than those individuals listed below, no executive officer of the Company received cash compensation of more than $100,000 in fiscal year 1998.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM COMPENSATION AWARDS
                                                                         RESTRICTED                         ALL OTHER
NAME AND PRINCIPAL          FISCAL         ANNUAL COMPENSATION             STOCK           UNDERLYING      COMPENSATION
POSITION                    YEAR         SALARY ($)       BONUS ($)      AWARDS ($)        OPTIONS(#)          ($)
--------                    ----         ----------       ---------      ----------        ----------          ---

Donald C. Lies              1997          150,000            0           200,000(1)           215,000         7,800
CHIEF EXECUTIVE
 OFFICER, AND PRESIDENT
                            1998          171,693            0                 0              200,000         7,800


Marti D. Miller             1996           85,538            0                 0               20,000             0
VICE PRESIDENT,             1997           96,000            0                 0               40,000             0
 ENGINEERING                1998          107,723            0                 0               20,000             0
--------------------


(1) On July 1, 1996, the Company granted Donald C. Lies 25,000 shares of restricted common stock vesting in equal increments of 25% of such shares at each interval of six months from July 1, 1996, so long as Mr. Lies remains employed by the Company. On June 30, 1998, Mr. Lies owned 18,750 shares of the restricted stock and had unvested interest in 6,250 shares of the restricted stock pursuant to the agreement, with an aggregate value of $68,750 based on the June 30, 1998, closing bid price of the Company's Common Stock of $2.750 per share.

OPTION GRANTS AND EXERCISES

         The tables below set forth information about the stock options held by the Named Executive Officers and the potential realizable value of the options held by such person on June 30, 1998. No stock options were exercised by the Named Executive Officers of the Company during fiscal year 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                              NUMBER OF SECURITIES        % OF TOTAL OPTIONS
                                   UNDERLYING            GRANTED TO EMPLOYEES
           NAME              OPTIONS GRANTED (#)(1)       IN FISCAL YEAR 1998       EXERCISE PRICE ($/SH)        EXPIRATION DATE
           ----              ----------------------       -------------------       ---------------------        ---------------

Donald C. Lies                      200,000(2)                 45.1%                        2.81                  September 1, 2007
CHIEF EXECUTIVE OFFICER
AND PRESIDENT

MARTI D. MILLER
VICE PRESIDENT,                      20,000(3)                  4.5%                        2.81                  September 1, 2007
 ENGINEERING


--------------------

(1) During fiscal year 1998, options to acquire an aggregate of 443,500 shares of Common Stock were granted to all employees and options to acquire 120,000 shares of Common Stock were granted to non-employee directors and other non-employees.
 (2) 200,000 options were granted to Mr. Lies on September 2, 1997 and 100,000 were vested and exercisable on the date of the grant. 50,000 options became vested and exercisable on June 30, 1998 and the remaining 50,000 options become vested and exercisable on June 30, 1999.
(3) 20,000 options were granted to Mr. Miller on September 2, 1997. The options become vested and exercisable in three equal installments commencing one year after the date of the grant.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                                                           VALUE OF UNEXERCISED
                                                                             NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                                SHARES ACQUIRED              VALUE       OPTIONS AT JUNE 30, 1998 (#)     AT JUNE 30, 1998 ($)(1)
           NAME                 ON EXERCISE (#)          REALIZED ($)      EXERCISABLE UNEXERCISABLE     EXERCISABLE UNEXERCISABLE
           ----                 ---------------          ------------                                    -------------------------
Donald C. Lies                         0                       0                320,833    94,167           142,291       27,084
CHAIRMAN, CHIEF EXECUTIVE
OFFICER AND PRESIDENT

MARTI D. MILLER
VICE PRESIDENT,                        0                       0                 30,000    50,000            32,500       32,500
 ENGINEERING

--------------------

 (1) Based on the June 30, 1998, closing bid price of the Company's Common Stock of $2.750 per share.

EMPLOYEE AGREEMENTS

         The Company and Donald C. Lies entered into an employment agreement, dated as of July 1, 1996, which provides that Mr. Lies will receive the following: (i) an annual salary of $150,000; (ii) a grant of 25,000 shares of restricted Common Stock vesting in equal increments of 25% of such shares at each interval of six months from the effective date of Mr. Lies employment, so long as Mr. Lies remains employed by the Company; (iii) a grant of options to purchase 110,000 shares of Common Stock at $8.00 per share, vesting in equal increments of 25% of such options at each interval of six months from July 1, 1996, so long as Mr. Lies remains employed by the Company; and (iv) an automobile allowance of $650 per month. In October, 1997, Mr. Lies's annual salary was increased to $180,000. In addition to the foregoing, Mr. Lies is entitled to all other benefits available generally to employees of the Company, including vacation and health benefits.

COMPENSATION OF DIRECTORS

         The Board of Directors of the Company has established the following compensation policies for non-employee directors of the Company. Non-employee directors receive $100 for each meeting attended. Also, under the Company's 1994 Stock Plan, each non-employee director is granted, upon election to the Board, an option to purchase 10,000 shares of Common Stock, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. After the year of election, each non-employee director will also receive annually an option to purchase 5,000 shares of Common Stock exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. On February 6, 1998 options to acquire 20,000 shares of the Company's Common Stock were granted to non-employee directors, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. Directors who are employees of the Company receive no additional compensation for serving as directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of September 18, 1998, the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such group or person. The address for all directors and officers of the Company is 5555 West 78th Street, Suite F, Minneapolis, MN, 55439.

                                                     NUMBER OF SHARES
NAME                                                BENEFICIALLY OWNED        OWNED PERCENTAGE
----                                                ------------------        ----------------
Donald C. Lies................................             396,658 (1)                 5.7
Richard F. Craven.............................             993,000 (2)                14.5
Byron G. Shaffer..............................             374,000 (3)                 5.6
David W. Stassen..............................              75,000 (4)                 1.1
Manfred D. Haiderer...........................              20,000 (5)                  *
Marti D. Miller                                             41,667 (6)                  *
All Current Executive Officers and
Directors as a Group (6 persons).                        1,900,325 (7)                25.8
Aaron Boxer Revocable Trust                                495,888                     7.5
Perkins Capital Management                                 499,550                     7.5


--------------------

*          Indicates ownership of less than 1%.

(1) Includes 348,333 shares which may be acquired within 60 days upon the exercise of stock options.

(2) Includes (i) 176,500 shares which may be acquired within 60 days upon the exercise of stock options and warrants and (ii) 45,000 shares owned by Mr. Craven's three children.

(3) Includes (i) 67,500 shares which may be acquired within 60 days upon the exercise of stock options and warrants and (ii) 8000 shares owned by Mr. Shaffer's four children.

(4) Includes 35,000 shares which may be acquired within 60 days upon the exercise of stock options.

(5) Includes 20,000 shares which may be acquired within 60 days upon the exercise of stock options.

(6) Includes 41,667 shares which may be acquired within 60 days upon the exercise of stock options.

(7) Includes 695,250 shares which may be acquired within 60 days upon the exercise of stock options and warrants.


 ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Richard F. Craven, a director of the Company, is the father-in-law of the owner/partner of Pointe Design, which is a Minneapolis, Minnesota based company that designs and prints advertising and other marketing tools. The Company has used Pointe Design's services to print marketing brochures and other advertising media. Net purchases by the Company from Pointe Design totaled $108,405, $97,500 and $28,661 during fiscal year 1998, 1997 and 1996 respectively. The Company believes its transactions with Pointe Design have been on terms no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.

         In connection with the private offering of the Company's Common Stock in January 1998, certain members of the Board of Directors of the Company purchased a total of 297,725 shares of the Company's Common Stock.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

                  See Exhibit Index on page 37 which is incorporated herein by reference. Exhibits that cover management contract or compensatory plans or arrangements are marked with an asterisk (*) in the Exhibit Index.

(b)           REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 18, 1998                RSI SYSTEMS, INC.

                                         By: /s/ Donald C. Lies
                                         ----------------------
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 18, 1998.

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

        SIGNATURE                                      TITLE
        ---------                                      -----

/s/ Donald C. Lies                              Chairman of the Board, Chief
---------------------------------               Executive Officer and President
Donald C. Lies

/s/ James D. Hanzlik
---------------------------------               Chief Financial Officer
James D. Hanzlik

/s/ Richard F. Craven                           Director
---------------------------------
Richard F. Craven

/s/ Byron G. Shaffer                            Director
---------------------------------
Byron G. Shaffer

/s/ David W. Stassen                            Director
---------------------------------
David W. Stassen

/s/ Manfred D. Haiderer                         Director
---------------------------------
Manfred D. Haiderer

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
                  FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 1998

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

10.1                   1994 Stock Plan*                              Filed as Exhibit 10.5 to the SB-2 Registration
                                                                     Statement and incorporated herein by reference.

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

10.12                  Shareholder Agreement dated April 30,         Filed as Exhibit 10.24 to the Company's 1996 10-KSB
                       1996                                          and incorporated herein by reference.

10.13                  New Employee Inventions, Confidentiality      Filed as exhibit 10.13 to the Company's
                       and noncompete Agreement                      1997 10-KSB and incorporated herein by reference

10.14                  Non-Qualified Stock Option Agreement          Filed as exhibit 10.14 to the Company's
                       with Donald C. Lies*                          1997 10-KSB and incorporated herein by reference

* Denotes an exhibit that covers management contracts or compensatory plans or arrangements


Exhibit No.                Title of Document                                        Method of Filing
-----------                -----------------                                        ----------------
10.15                  Restricted Stock Agreement with               Filed as exhibit 10.15 to the Company's
                       Donald C. Lies*                               1997 10-KSB and incorporated herein by reference

10.16                  Qualified Stock Option Agreement with         Filed as exhibit 10.16 to the Company's
                       Donald C. Lies*                               1997 10-KSB and incorporated herein by reference

10.17                  Termination of Stock Purchase and             Filed as exhibit 10.17 to the Company's
                       Subscription Agreement*                       1997 10-KSB and incorporated herein by reference

10.18                  Norwest Loan Agreement                        Filed as exhibit 10.18 to the Company's
                                                                     1997 10-KSB and incorporated herein by reference

10.19                  Selling Agency Agreement with Miller          Filed herewith electronically.
                       Johnson & Kuehn Incorporated dated
                       December 29, 1997.

10.20                  Amended and Restated Credit and Security      Filed herewith electronically
                       Agreement (Norwest Bank Minnesota, N. A.)

10.21                  Amended and Restated Credit and Security      Filed herewith electronically
                       Agreement ( Norwest Business Credit, Inc.)

10.22                  First Amendment to the Eximbank guar-         Filed herewith electronically
                       anteed Amended and Restated Credit and
                       Security Agreement

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



* Denotes an exhibit that covers management contracts or compensatory plans or arrangements