Form 10QSB
period 1998-09-30
RSI SYSTEMS INC/MN
filed 1998-10-30
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

XXX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---     ACT OF 1934 FOR THE TRANSITION PERIOD FROM______TO______.



                         Commission File Number 0-27106


                                RSI Systems, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


            Minnesota                                         41-1767211
            ---------                                         ----------
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No.)


5555 West 78th Street, Suite F, Minneapolis, Minnesota          55439
------------------------------------------------------          -----
       (Address of principal executive offices)               (Zip Code)

                                 (612) 896-3020
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

The Company had 6,663,531 shares of Common Stock, $ 0.01 par value per share, outstanding as of October 28, 1998.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

                                RSI Systems, Inc.

                                      INDEX


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Balance Sheets - September 30, 1998 (unaudited)
                  and June 30, 1998 .......................................... 3

                  Statements of Operations (unaudited) - Three
                  months ended September 30, 1998 and 1997 ................... 4

                  Statements of Cash Flows (unaudited) - Three
                  months ended September 30, 1998 and 1997 ................... 5

                  Notes to Financial Statements .............................. 6

       Item 2.    Management's Discussion and Analysis ....................... 8

PART II.  OTHER INFORMATION ..................................................11

Signatures ...................................................................12

Exhibit Index ................................................................13

                                RSI SYSTEMS, INC.

                                 Balance Sheets

                      September 30, 1998 and June 30, 1998

                                                                                    September 30,       June 30,
                                                                                        1998              1998
                                      Assets                                        (Unaudited)
------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                       $    371,237          382,093
    Marketable securities                                                                984,243          979,555
    Accounts receivable, net of allowance for doubtful
       accounts of $402,000 and $254,000, respectively                                 2,073,993        1,541,626
    Inventories                                                                          470,733          637,422
    Prepaid expenses                                                                      56,200           56,949
------------------------------------------------------------------------------------------------------------------
                Total current assets                                                   3,956,406        3,597,645
------------------------------------------------------------------------------------------------------------------

Property and equipment
    Furniture and equipment                                                            1,099,622        1,038,463
    Leasehold improvements                                                                52,184           50,625
       Less accumulated depreciation                                                    (648,766)        (560,403)
------------------------------------------------------------------------------------------------------------------
                Net property and equipment                                               503,040          528,685
------------------------------------------------------------------------------------------------------------------

                                       Total assets                                 $  4,459,446     $  4,126,330
==================================================================================================================

                      Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable                                                                $    978,822        1,037,331
    Accrued expenses                                                                     170,659          124,254
    Deferred revenue                                                                      57,151           40,664
    Revolving credit facility                                                            780,317          497,715
    Current portion of capital lease obligations                                          42,128           55,388
------------------------------------------------------------------------------------------------------------------
                Total current liabilities                                              2,029,077        1,755,352
------------------------------------------------------------------------------------------------------------------

Long-term liabilities:
    Capital lease obligations, net of current portion                                    120,023          107,639
------------------------------------------------------------------------------------------------------------------
                Total long-term liabilities                                              120,023          107,639
------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
       Common stock ($.01 par value per share, 10,000,000 shares
                authorized, 6,663,531 and 6,657,281 issued and
                outstanding, respectively)                                                66,635           66,573
       Additional paid-in capital                                                     17,238,260       17,238,322
       Accumulated deficit                                                           (14,994,549)     (15,041,556)
------------------------------------------------------------------------------------------------------------------
                Total stockholders' equity                                             2,310,346        2,263,339
------------------------------------------------------------------------------------------------------------------

                          Total liabilities and stockholders' equity                $  4,459,446        4,126,330
==================================================================================================================

See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                            Statements of Operations

                 Three Months Ended September 30, 1998 and 1997

                                                     Three Months        Three Months
                                                         Ended              Ended
                                                     September 30,       September 30,
                                                        1998                 1997
                                                     (Unaudited)          (Unaudited)
-------------------------------------------------------------------------------------
Net sales                                           $  2,362,951          1,096,049
Cost of goods sold                                     1,053,507            426,732
-------------------------------------------------------------------------------------
             Gross profit                              1,309,444            669,317

Research and development                                 273,656            225,671
Selling, general, and administrative                     980,339            768,393
-------------------------------------------------------------------------------------
             Operating profit (loss)                      55,449           (324,747)

Other income (expense):
    Interest income (expense), net                        (8,142)           (16,958)
    Other income (expense), net                             (300)              (300)
-------------------------------------------------------------------------------------
             Other income (expense), net                  (8,442)           (17,258)
-------------------------------------------------------------------------------------

Earnings (loss) before income taxes                       47,007           (342,005)

Income tax provision                                        --                 --
-------------------------------------------------------------------------------------

Net earnings (loss)                                 $     47,007           (342,005)
-------------------------------------------------------------------------------------

Net earnings (loss) per common share - basic        $       0.01              (0.07)
Net earnings (loss) per common share - diluted      $       0.01              (0.07)
-------------------------------------------------------------------------------------

Weighted average shares outstanding - basic            6,663,251          4,766,097
Weighted average shares outstanding - diluted          7,112,258          4,766,097
-------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                            Statements of Cash Flows

                 Three Months Ended September 30, 1998 and 1997

                                                                  Three Months       Three Months
                                                                     Ended              Ended
                                                                  September 30,      September 30,
                                                                       1998              1997
                                                                   (Unaudited)        (Unaudited)
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings (loss)                                           $     47,007         (342,005)
    Adjustments to reconcile net earnings (loss) to net cash
       used in operating activities:
           Depreciation and amortization                                88,363           60,921
           Unearned compensation                                          --             24,999
           Changes in operating assets and liabilities:
              Accounts receivable                                     (532,367)        (114,084)
              Inventories                                              166,689            6,433
              Prepaid expenses                                             749            8,020
              Accounts payable                                         (58,509)        (304,902)
              Accrued expenses                                          46,405          (96,833)
              Deferred revenue                                          16,487          (35,043)
-------------------------------------------------------------------------------------------------
                 Net cash used in operating activities                (225,176)        (792,494)
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of marketable securities                                   (4,688)            --
    Purchases of furniture and equipment                               (62,718)            (636)
-------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                 (67,406)            (636)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net proceeds from line of credit                                   282,602          158,692
    Net payments of obligations under capital leases                      (876)            --
-------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities             281,726          158,692
-------------------------------------------------------------------------------------------------

                 Net change in cash and cash equivalents               (10,856)        (634,438)


Cash and cash equivalents at beginning of period                       382,093        1,152,671
-------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                        $    371,237          518,233
=================================================================================================

See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1998 and 1997


1. BASIS OF PRESENTATION:

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the Company's June 30, 1998 financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

The financial statements reflect all adjustments, of a normally recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods.

2. DEBT:

On September 22, 1998, the Company signed an amendment to a commercial loan agreement with a bank for a committed line of credit facility. The amendment restates a previous agreement dated April 16, 1998, and increases the maximum line of credit from the original $1,000,000 to $2,000,000. The facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable, inventory and marketable securities. The facility contains certain covenants and conditions, including minimum net worth and tangible net worth levels. Interest on outstanding borrowings accrues at the bank's base rate or the base rate plus up to 4%, depending on the level of each component of the Company's borrowing base and the outstanding amount on the line of credit. The base rate was 8.25% on September 30, 1998. The facility has a maturity date of June 26, 2000.

3. NET EARNINGS (LOSS) PER SHARE:

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Under SFAS 128, basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities, and diluted earnings (loss) per share includes such effects, if dilutive. All net loss per share amounts for all prior periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RSI Systems, Inc. (the "Company" or RSI) designs, manufactures and sells high performance, business quality videoconferencing systems throughout a worldwide network of resellers and OEM or private label customers. The Company was incorporated under the laws of Minnesota on December 21, 1993.

Since July 1996, the Company's efforts have been directed toward the emerging small workgroup and set-top television-based market. The Company's primary product, the Video FlyerTM PLUS system, provides computer-free television quality video and audio (without the need for interfacing to any type of computer system), via a miniaturized, self-contained free standing device which is fully industry standards based.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net Sales. Net sales for the first quarter of fiscal year 1999 were $2,362,951, up 116% from $1,096,049 in the first quarter of fiscal year 1998. The increase in sales in the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998 was a result of higher unit volume associated with the Company's increased sales to national accounts and expanded distribution through its network of resellers and private label relationships with Philips Electronics N.V. of Eindhoven, The Netherlands (Philips), and VTEL Corporation
(VTEL). The increased net sales due to increased unit volume was partially offset by lower average selling prices as a result of volume pricing discounts on sales to certain customers during the period.

Gross Profit. Gross profit was $1,309,444 in the first quarter of fiscal year 1999 compared to a gross profit of $669,317 during the first quarter of fiscal year 1998. The increased gross profit was a result of higher net sales. Cost of goods sold as a percentage of net sales were 45% in the first quarter of fiscal year 1999 compared to 39% in the first quarter of fiscal year 1998. The increased cost of sales as a percent of net sales during the first quarter of fiscal year 1999 was due to lower average selling prices on units shipped compared to the first quarter of fiscal year 1998.

Research and Development Expenses. Research and development expenses were $273,656 for the first quarter of fiscal year 1999, or 12% of sales, compared to research and development expenses of $ 225,671, or 21% of sales for the first quarter of fiscal year 1998. The percentage decrease in the first quarter of fiscal year 1999 was due to higher sales as discussed above. Actual spending increased during the first quarter of fiscal year 1999 due to increased development, testing and certification fees associated with software and hardware enhancements to the Company's line of videoconferencing engines.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were

$980,339 in the first quarter of fiscal year 1999, or 41% of sales, compared to $768,393, or 70% of sales for the first quarter of fiscal year 1998. The percentage decrease was due to higher sales in the first quarter of fiscal year 1999 as discussed above. The increase in actual expenditures during the first quarter of fiscal year 1999 was a result of increased sales force compensation and increased marketing and technical support expenses associated with higher sales volume.

Other Income (Expense). Other income (expense) was $(8,442) in the first quarter of fiscal year 1999, compared to $(17,258) in the first quarter of fiscal year 1998. In the first quarter of fiscal year 1998, the higher amount of other (expense) was due to interest charges on inventory procured by the Company's third party manufacturer on behalf of the Company to support required lead times.

As a result of the foregoing, net earnings for the first quarter of fiscal year 1999 was $47,007 or $.01 per common share compared to a net loss of $(342,005), or $(.07) per common share in the first quarter of fiscal year 1998.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash used in operating activities was ($225,176) in the first quarter of fiscal year 1999, compared to $(792,494) in the first quarter of fiscal year 1998, primarily due to the Company generating a profit during the first quarter of fiscal year 1999 compared to a loss during the first quarter of fiscal year 1998. Although the Company generated a net profit during the first quarter of fiscal year 1999, the increased sales, which were largely generated in the second half of the quarter, resulted in an increase in accounts receivable from June 30, 1998 to September 30, 1998 and a related use of cash. Offsetting the use of cash due to an increase in accounts receivable, was a decrease in inventory from June 30, 1998 to September 30, 1998, as the significant number of Video Flyer units and peripheral devices shipped during the last half of the quarter were not replaced with additional inventory until after September 30, 1998.

Also in the first quarter of fiscal year 1999, the Company purchased test fixtures and related equipment to support the increased production of Video Flyer PLUS. This resulted in an increased use of cash in investing activities compared to the comparable quarter in fiscal year 1998.

Through September 30, 1998, cash requirements of the Company have been funded primarily by cash received from equity investments in the Company and a $1,000,000 credit facility. To finance the significant growth in sales and the related growth in accounts receivable during the first quarter of fiscal year 1999, the Company increased net outstanding borrowings on its line of credit by $282,602. In anticipation of continued growth, the Company obtained an increase to its credit facility on September 22, 1998. Under the terms of the new agreement, a maximum of $2,000,000 in working capital funds may be drawn based on a borrowing base comprised of a percentage of eligible accounts receivable, inventory and marketable securities. At September 30, 1998 the Company had cash and cash equivalents of $371,237, marketable securities of $984,243 and an outstanding line of credit balance of $780,317 on the $2,000,000 credit facility.

The Company believes funds from operations, funds remaining from previous equity investments in the Company and funds from its line of credit will be sufficient to cover cash needs during fiscal year 1999. However, in the event the Company requires cash in excess of the funds from these sources, management would seek additional financing, however no formal arrangements have been made in this regard and no assurance can be made that any such financing would be available on favorable terms or at all.

YEAR 2000 STATUS

The Company has established a timetable for becoming ready for the year 2000. Currently, the Company is conducting its assessment phase and is expecting to complete this phase by December 31, 1998. The Company expects to begin utilizing any newly developed systems related to the Year 2000 issue by July 1, 1999.

To date the costs of assessing the year 2000 problem have been insignificant, and based on its assessment to date, the Company does not believe remediation costs will be material to the Company's financial condition or operating results.

In addition to completing its assessment phase, the Company is currently preparing a contingency plan to handle a worst case scenario related to the Year 2000 issue. The contingency plan is being developed in order to minimize uncertainties and the potential costs involved under a worst case scenario involving replacement of its information systems and sources of supply for critical components. This plan is expected to be completed by December 31, 1998.

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


                                         RSI Systems, Inc.




Dated: October 30, 1998                  /s/        Donald C. Lies
                                         -------------------------
                                                    Donald C. Lies
                                         Its President & Chief Executive Officer


                                         By: /s/   James D. Hanzlik
                                         --------------------------
                                                   James D. Hanzlik
                                         Its Chief Financial Officer

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1998



Item No.              Title of Document                  Method of Filing
--------              -----------------                  ----------------

27.1               Financial Data Schedule         Filed herewith electronically