Form 10QSB
period 1998-12-31
RSI SYSTEMS INC/MN
filed 1999-02-16
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

The Company had 6,668,781 shares of Common Stock, $ 0.01 par value per share, outstanding as of February 10, 1999.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

                                RSI Systems, Inc.

                                      INDEX


                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION


     Item 1.      Financial Statements

                  Balance Sheets - December 31, 1998 (unaudited)
                  and June 30, 1998 .......................................... 3

                  Statements of Operations (unaudited) - Three months
                  and six months ended December 31, 1998 and 1997............. 4

                  Statements of Cash Flows (unaudited) - Six
                  months ended December 31, 1998 and 1997 .................... 5

                  Notes to Financial Statements .............................. 6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................... 8

PART II     OTHER INFORMATION ............................................... 13

Signatures .................................................................. 15

Exhibit Index ............................................................... 16

                                RSI SYSTEMS, INC.

                                 Balance Sheets

                       December 31, 1998 and June 30, 1998

                                                                                      December 31,        June 30,
                                                                                         1998               1998
                                      Assets                                         (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                       $    441,455           382,093
     Marketable securities                                                                989,855           979,555
     Accounts receivable, net of allowance for doubtful
        accounts of $482,000 and $254,000, respectively                                 2,849,166         1,541,626
     Inventories                                                                          928,328           637,422
     Prepaid expenses                                                                      94,759            56,949
-------------------------------------------------------------------------------------------------------------------
                Total current assets                                                    5,303,563         3,597,645
-------------------------------------------------------------------------------------------------------------------

Property and equipment:
     Furniture and equipment                                                            1,190,188         1,038,463
     Leasehold improvements                                                                53,528            50,625
        Less accumulated depreciation and ammortization                                  (731,039)         (560,403)
-------------------------------------------------------------------------------------------------------------------
                Net property and equipment                                                512,677           528,685
-------------------------------------------------------------------------------------------------------------------

                                                      Total assets                   $  5,816,240         4,126,330
===================================================================================================================

                      Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                                $  2,024,473         1,037,331
     Accrued expenses                                                                      84,465           124,254
     Deferred revenue                                                                      68,187            40,664
     Revolving credit facility                                                          1,166,386           497,715
     Current portion of capital lease obligations                                          73,024            55,388
-------------------------------------------------------------------------------------------------------------------
                Total current liabilities                                               3,416,535         1,755,352
-------------------------------------------------------------------------------------------------------------------

Long-term liabilities:
     Capital lease obligations, net of current portion                                    122,925           107,639
-------------------------------------------------------------------------------------------------------------------
                Total long-term liabilities                                               122,925           107,639
-------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
        Common stock ($.01 par value per share, 10,000,000 shares
                authorized, 6,668,781 and 6,657,281 issued and
                outstanding, respectively)                                                 66,688            66,573
        Additional paid-in capital                                                     17,244,113        17,238,322
        Accumulated deficit                                                           (15,034,021)      (15,041,556)
-------------------------------------------------------------------------------------------------------------------
                Total stockholders' equity                                              2,276,780         2,263,339
-------------------------------------------------------------------------------------------------------------------

                                      Total liabilities and stockholders' equity     $  5,816,240         4,126,330
===================================================================================================================


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                            Statements of Operations

          Three Months and Six Months Ended December 31, 1998 and 1997

                                                                Three Months     Three Months
                                                                   Ended            Ended
                                                                December 31,     December 31,
                                                                    1998             1997
                                                                (Unaudited)      (Unaudited)
--------------------------------------------------------------------------------------------
Net sales                                                       $ 2,592,594        1,031,236
Cost of goods sold                                                1,291,089          374,049
--------------------------------------------------------------------------------------------
             Gross profit                                         1,301,505          657,187

Research and development                                            342,231          196,712
Selling, general, and administrative                                992,274          903,104
--------------------------------------------------------------------------------------------
             Operating loss                                         (33,000)        (442,629)

Other income (expense):
     Interest income (expense), net                                  (6,472)         (34,483)
--------------------------------------------------------------------------------------------
             Other income (expense), net                             (6,472)         (34,483)
--------------------------------------------------------------------------------------------

             Net loss                                           $   (39,472)        (477,112)
============================================================================================

             Net loss per common share - basic                  $     (0.01)           (0.10)
             Net loss per common share - diluted                $     (0.01)           (0.10)
============================================================================================

             Weighted average shares outstanding - basic          6,665,969        4,776,613
             Weighted average shares outstanding - diluted        6,665,969        4,776,613
============================================================================================

                                                                Six Months       Six Months
                                                                   Ended            Ended
                                                                December 31,     December 31,
                                                                    1998             1997
                                                                (Unaudited)      (Unaudited)
--------------------------------------------------------------------------------------------
Net sales                                                       $ 4,955,545        2,127,285
Cost of goods sold                                                2,344,596          800,781
--------------------------------------------------------------------------------------------
             Gross profit                                         2,610,949        1,326,504

Research and development                                            615,886          422,383
Selling, general, and administrative                              1,972,614        1,671,497
--------------------------------------------------------------------------------------------
             Operating income (loss)                                 22,449         (767,376)

Other income (expense):
     Interest income (expense), net                                 (14,914)         (51,741)
--------------------------------------------------------------------------------------------
             Other income (expense), net                            (14,914)         (51,741)
--------------------------------------------------------------------------------------------

             Net earnings (loss)                                $     7,535      $  (819,117)
============================================================================================

             Net earnings (loss) per common share - basic       $      0.00            (0.17)
             Net earnings (loss) per common share - diluted     $      0.00            (0.17)
============================================================================================

             Weighted average shares outstanding - basic          6,664,750        4,771,355
             Weighted average shares outstanding - diluted        7,161,956        4,771,355
============================================================================================


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                            Statements of Cash Flows

                   Six Months Ended December 31, 1998 and 1997


                                                                   Six Months      Six Months
                                                                     Ended            Ended
                                                                  December 31,     December 31,
                                                                     1998              1997
                                                                  (Unaudited)      (Unaudited)
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings (loss)                                          $     7,535         (819,117)
     Adjustments to reconcile net earnings (loss) to net cash
        used in operating activities:
           Depreciation and amortization                              170,636          122,416
           Unearned compensation                                           --           49,999
           Changes in operating assets and liabilities:
              Accounts receivable                                  (1,307,540)        (367,466)
              Inventories                                            (290,906)         (45,777)
              Prepaid expenses                                        (37,810)         (19,930)
              Accounts payable                                        987,142          (44,391)
              Accrued expenses                                        (39,789)          (7,569)
              Deferred revenue                                         27,523          161,389
----------------------------------------------------------------------------------------------
                 Net cash used in operating activities               (483,209)        (970,446)
----------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of marketable securities                                (10,300)              --
     Purchases of furniture and equipment                            (154,628)         (13,819)
----------------------------------------------------------------------------------------------
                 Net cash used in investing activities               (164,928)         (13,819)
----------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                             5,906
     Net proceeds from line of credit                                 668,671               --
     Net increase in obligations under capital leases                  32,922               --
----------------------------------------------------------------------------------------------
                 Net cash provided by financing activities            707,499               --
----------------------------------------------------------------------------------------------

                 Net change in cash and cash equivalents               59,362         (984,265)


Cash and cash equivalents at beginning of period                      382,093        1,152,671
----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                        $   441,455          168,406
==============================================================================================


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
                                   (Unaudited)


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

2.  REVOLVING CREDIT FACILITY:

On September 22, 1998, the Company signed an amendment to a commercial loan agreement with a bank for a committed line of credit facility. The amendment restates a previous agreement dated April 16, 1998, and increases the maximum line of credit from the original $1,000,000 to $2,000,000. The facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable, inventory and marketable securities. The facility contains certain covenants and conditions, including minimum net worth and tangible net worth levels. Interest on outstanding borrowings accrues at the bank's base rate or the base rate plus up to 4%, depending on the level of each component of the Company's borrowing base and the outstanding amount on the line of credit. The base rate was 7.75 % on December 31, 1998. The facility has a maturity date of June 26, 2000.

3.  NET EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities, and diluted earnings per share includes such effects, if dilutive. Differences between basic and diluted weighted average shares outstanding result from the dilutive effect of stock options and warrants under the treasury stock method.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

Net Sales. Net sales for the second quarter of fiscal year 1999 were $2,592,594, up 151% from $1,031,236 in the second quarter of fiscal year 1998. The increase in sales in the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998 was primarily a result of higher unit volume associated with the Company's expanded distribution through its OEM and private label relationships. OEM and private label sales volume accounted for approximately half of net sales in the second quarter of fiscal year 1999. The increased net sales due to increased unit volume was partially offset by lower average selling prices as a result of volume pricing discounts on sales to certain customers during the period.

Gross Profit . Gross profit was $1,301,505 in the second quarter of fiscal year 1999 compared to a gross profit of $657,187 during the second quarter of fiscal year 1998. The increased gross profit was a result of higher sales. Cost of goods sold as a percentage of net sales were 50% in the second quarter of fiscal year 1999 compared to 36% in the second quarter of fiscal year 1998. The increased cost of sales as a percent of net sales during the second quarter of fiscal year 1999 was due to lower average selling prices on units shipped to certain customers compared to the second quarter of fiscal year 1998. In addition, during the second quarter of fiscal year 1999 the company sold certain peripheral equipment such as display devices to customers at insignificant markup percentages, which increased the overall percentage of cost of goods sold to net sales during the second quarter of fiscal year 1999.

Research and Development Expenses. Research and development expenses were $342,231 for the second quarter of fiscal year 1999, or 13% of sales, compared to research and development expenses of $196,712, or 19% of sales for the second quarter of fiscal year 1998. The percentage decrease in the second quarter of fiscal year 1999 was due to higher sales as discussed above. Actual spending increased during the second quarter of fiscal year 1999 due to increased hardware and software development on a number of new product configurations and capabilities as well as development in support of OEM and private label partners. The Company also incurred recruiting costs associated with new personnel in the second quarter of fiscal year 1999. During the second quarter of fiscal year 1998 the Company's research and development efforts were directed toward smaller scale enhancements to the Video Flyer product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $992,274 in the second quarter of fiscal year 1999, or 38% of sales, compared to $903,104 or 88% of sales for the second quarter of fiscal year 1998. The percentage decrease was due to higher sales in the second quarter of fiscal year 1999 as discussed above. The increase in actual expenditures during the second quarter of fiscal year 1999 was a result of increased sales, marketing and technical support activities associated with higher sales volume. However, no significant additional sales or marketing expenses were incurred in connection with the increased sales volume generated through the Company's OEM and private label partners in the second quarter of fiscal year 1999.

Other Income (Expense). Other income (expense) was $(6,472) in the second quarter of fiscal year 1999, compared to $(34,483) in the second quarter of fiscal year 1998. In the second quarter of fiscal year 1998, the higher amount of other (expense) was due to interest charges on inventory procured by the Company's third party manufacturer on behalf of the Company to support required lead times. Although the Company incurred increased interest expense on higher outstanding line of credit balances in the second quarter of fiscal year 1999 compared to the second quarter of fiscal year 1998, the interest expense was largely offset by interest income earned on investments during the second quarter of fiscal year 1999. The investments were made with available proceeds of a private placement of the Company's common stock in January 1998.

As a result of the foregoing, the net loss for the second quarter of fiscal year 1999 was $(39,472) or $(.01) per common share compared to a net loss of $(477,112), or $(.10) per common share in the second quarter of fiscal year 1998.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1997

Net Sales. Net sales for the six-month period ended December 31, 1998 were $4,955,545, compared to $2,127,285 for the six-month period ended December 31, 1997. The increase in sales during the six-month period ended December 31, 1998 was a result of higher unit volume associated with the Company's expanded distribution through its OEM and private label relationships.

Gross Profit. Gross profit was $2,610,949 for the six-month period ended December 31, 1998, compared to a gross profit of $1,326,504 during the six-month period ended December 31, 1997. The increased gross profit was a result of higher sales. Cost of goods sold as a percentage of sales were 47% for the six-month period ended December 31, 1998 compared to 38% during the six-month period ended December 31, 1997. The increased cost of goods sold as a percentage of sales during the six-month period ended December 31, 1998 was due to lower average selling prices on units shipped during the period.

Research and Development Expenses. Research and development expenses were $615,886, or 12% of sales for the six-month period ended December 31, 1998, compared to research and development expenses of $422,383, or 20% of sales for the six-month period ended December 31, 1997. The percentage decrease in the six-month period ended December 31, 1998 was due to higher sales as discussed above. Actual dollar spending increased during the six-month period ended December 31, 1998 due to increased development associated with new product configurations and capabilities as well as development in support of OEM and private label partners. During the six-month period ended December 31, 1997, the Company's research and development efforts were directed primarily toward smaller scale enhancements to the Video Flyer.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $1,972,614 for the six-month period ended December 31, 1998 or 40% of sales, compared to $1,671,497, or 79% of sales the six-month period ended December 31, 1997. The percentage decrease was due to higher sales during the six-month period ended December 31, 1998 as discussed above. The increase in actual expenditures during the six-month period ended December 31, 1998 was due to increased sales, marketing and technical support activities associated with increased sales volume.

Other Income (Expense). Other income (expense) was $(14,914) for the six-month period ended December 31, 1998, compared to $(51,571) for the six-month period ended December 31, 1997. The higher amount of other (expense) during the six-month period ended December 31, 1997 was associated with interest charges on inventory procured by the Company's third party manufacturer on behalf of the Company to support required lead times, and interest on outstanding borrowings on the Company's line of credit. Although the Company incurred interest expense on its line of credit during the six-month period ended December 31, 1998 the Company also earned interest income on investments during the same period, which offset a significant portion of interest expense. The investments were a result of a private placement of the Company's common stock in January, 1998.

As a result of the foregoing, the net profit for the six-month period ended December 31, 1998 was $7,535, or $0.00 per common share, compared to a net loss of $(819,117), or $(.17) per common share in the six-month period ended December 31, 1997.

OUTLOOK

The Company is pursuing its fiscal year 1999 strategy of increasing sales by targeting specific markets best suited to its product capabilities, increasing distribution through a variety of channels and developing additional product offerings to enhance value and competitive advantage. Although the video conferencing industry remains very competitive and continues to rapidly change, the Company believes its strategy will allow it to increase revenues, maintain margins and improve income from operations. The magnitude of these improvements cannot be reasonably estimated.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

CASH FLOWS FROM OPERATING ACTIVITIES

Although the Company generated a profit during the six-month period ended December 31, 1998, a significant increase in accounts receivable of $1,307,540 and an increase in inventories of $290,906, offset by an increase in accounts payable of $987,142, resulted in a net use of cash in operating activities of $(483,209). The increase in accounts receivable was primarily a result of increased sales to OEM and private label distribution partners. These sales occurred primarily in the last month of the second quarter and as a result, had not yet been paid by December 31, 1998.

The increase in inventory during the six-month period ended December 31, 1998 was a result of increased sales activity and Company efforts to ensure adequate product was on hand to support customer orders. A significant portion of this inventory was delivered to the Company in the last month of the six-month period ended December 31, 1998 on open credit terms and had not been paid for as of December 31, 1998. As a result, accounts payable increased $987,142 during the six-month period ended December 31, 1998.

CASH FLOW FROM INVESTING ACTIVITIES

Net cash used in investing activities was $(164,928) during the six-month period ended December 31, 1998, compared to a use of $(13,819) during the six-month period ended December 31, 1997. The increased use of cash for investing activities was a result of purchases of equipment and development tools related the increased development and sales activity related to Video Flyer PLUS during the six-month period ended December 31, 1998.

CASH FLOW FROM FINANCING ACTIVITIES

During the period ended December 31, 1998, the Company entered into various capital leases to finance new equipment and development tools.

For the six-month period ended December 31, 1998, the Company's cash requirements were funded by a $2,000,000 credit facility. Under the terms of the credit facility, a maximum of $2,000,000 in working capital funds may be drawn based on a borrowing base comprised of a percentage of eligible accounts receivable, inventory and marketable securities. At December 31, 1998 the Company had cash and cash equivalents of $441,455, marketable securities of $989,855 and an outstanding line of credit balance of $1,166,386 on the $2,000,000 credit facility.

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

YEAR 2000 STATUS

The Company has a timetable for becoming ready for the year 2000. The assessment phase, originally expected to be completed by December 31, 1998 has been rescheduled for completion by

March 31, 1999. The Company still expects to be utilizing all newly developed systems designed to comply with the Year 2000 issue by July 1, 1999 as originally planned. As of February 10, 1999 the Company's internal information systems have been upgraded to comply with the Year 2000 issue and are currently being utilized with no known problems.

To date the costs of assessing the year 2000 problem have been insignificant, and based on its assessment to date, the Company does not believe future remediation costs will be material to the Company's financial condition or operating results.

In addition to completing its assessment phase, the Company is currently continuing its efforts to develop a contingency plan to handle a worst case scenario related to the Year 2000 issue. The contingency plan is being developed in order to minimize uncertainties and the potential costs involved under a worst case scenario involving replacement of its sources of supply for critical components. The Company's revised schedule for a completed contingency plan is March 31, 1999.

                                     PART II
                                OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

        None

Item 2. CHANGES IN SECURITIES

        None

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Shareholders was held on November 19, 1998 for the purpose of electing four directors to serve for one-year terms and voting on the proposals is described below. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

        Donald C. Lies--Shares voted "For" (5,327,405), "Withheld" (26,000) Richard F. Craven--Shares voted "For" (5,328,095), "Withheld" (25,310) David W. Stassen--Shares voted "For" (5,328,405), "Withheld" (25,000) Manfred D. Haiderer--Shares voted "For" (5,327,405), "Withheld" (26,000)

        The proposal to amend the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance by 600,000 shares was approved with the following vote:

        Shares voted "For" (3,094,876)
        Shares voted "Against" (848,320)
        Shares "Abstaining" (18,940)
        Shares not voting (1,391,269)

        The proposal to ratify the appointment of KPMG Peat Marwick LLP, certified public accountants, as independent auditors for the Company for the year ending June 30, 1999 was approved with the following vote:

        Shares voted "For" (5,327,045)
        Shares voted "Against" (19,260)
        Shares " Abstaining" (7,100)
        Shares not voting (0)

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


                                       RSI Systems, Inc.




Dated: February 12, 1999               /s/         Donald C. Lies
                                       --------------------------
                                                   Donald C. Lies
                                       Its President & Chief ExecutiveOfficer


                                       By: /s/     James D. Hanzlik
                                           ------------------------
                                                   James D. Hanzlik
                                       Its Chief Financial Officer

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
               FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 1998



Item No.              Title of Document                 Method of Filing
--------              -----------------                 ----------------

27.1             Financial Data Schedule         Filed herewith electronically