Form 10QSB
period 1999-03-31
RSI SYSTEMS INC/MN
filed 1999-05-17
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

XXX             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---             EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
                1999.

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

The Company had 6,684,781 shares of Common Stock, $ 0.01 par value per share, outstanding as of May 14, 1999.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

                                RSI Systems, Inc.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets - March 31, 1999 (unaudited)
               and June 30, 1998 ............................................ 3

               Statements of Operations (unaudited) - Three
               months and nine months ended March 31, 1999 and 1998 ......... 4

               Statements of Cash Flows (unaudited) - Nine
               months ended March 31, 1999 and 1998 ......................... 5

               Notes to Financial Statements ................................ 6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................... 8

PART II.  OTHER INFORMATION ................................................. 13

Signatures .................................................................. 14

Exhibit Index ............................................................... 15

                                RSI SYSTEMS, INC.

                                 Balance Sheets

                        March 31, 1999 and June 30, 1998

                                                                        March 31,         June 30,
                                                                          1999             1998
                                     Assets                           (Unaudited)
--------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                        $    384,229         382,093
     Marketable securities                                                 990,383         979,555
     Accounts receivable, net of allowance for doubtful
        accounts of $490,000 and $254,000, respectively                  2,997,436       1,541,626
     Inventories                                                         1,027,625         637,422
     Prepaid expenses                                                       99,710          56,949
--------------------------------------------------------------------------------------------------
                 Total current assets                                    5,499,383       3,597,645
--------------------------------------------------------------------------------------------------

Property and equipment:
     Furniture and equipment                                             1,299,766       1,038,463
     Leasehold improvements                                                 55,713          50,625
        Less accumulated depreciation and amortization                    (809,669)       (560,403)
--------------------------------------------------------------------------------------------------
                 Net property and equipment                                545,810         528,685
--------------------------------------------------------------------------------------------------

                                     Total assets                     $  6,045,193       4,126,330
==================================================================================================

                      Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                 $  1,854,568       1,037,331
     Accrued expenses                                                      211,475         124,254
     Deferred revenue                                                      110,829          40,664
     Revolving credit facility                                           1,262,086         497,715
     Current portion of capital lease obligations                           62,379          55,388
--------------------------------------------------------------------------------------------------
                 Total current liabilities                               3,501,337       1,755,352
--------------------------------------------------------------------------------------------------

Long-term liabilities:
     Capital lease obligations, net of current portion                     202,184         107,639
--------------------------------------------------------------------------------------------------
                 Total long-term liabilities                               202,184         107,639
--------------------------------------------------------------------------------------------------

Stockholders' equity:
        Common stock ($.01 par value per share, 10,000,000 shares
                 authorized, 6,684,781 and 6,657,281 issued and
                 outstanding, respectively)                                 66,848          66,573
        Additional paid-in capital                                      17,261,953      17,238,322
        Accumulated deficit                                            (14,987,129)    (15,041,556)
--------------------------------------------------------------------------------------------------
                 Total stockholders' equity                              2,341,672       2,263,339
--------------------------------------------------------------------------------------------------

                        Total liabilities and stockholders' equity    $  6,045,193       4,126,330
==================================================================================================


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                            Statements of Operations

           Three Months and Nine Months Ended March 31, 1999 and 1998

                                                                  Three Months       Three Months
                                                                     Ended              Ended
                                                                    March 31,          March 31,
                                                                      1999               1998
                                                                  (Unaudited)         (Unaudited)
-------------------------------------------------------------------------------------------------
Net sales                                                        $  2,789,939            848,977
Cost of goods sold                                                  1,311,113            467,251
------------------------------------------------------------------------------------------------
             Gross profit                                           1,478,826            381,726

Research and development                                              290,068            254,852
Selling, general, and administrative                                1,126,225            821,101
------------------------------------------------------------------------------------------------
             Operating income (loss)                                   62,533           (694,227)

Other income (expense):
     Interest income (expense), net                                   (15,641)            (3,071)
------------------------------------------------------------------------------------------------
             Other income (expense), net                              (15,641)            (3,071)
------------------------------------------------------------------------------------------------

             Net earnings (loss)                                 $     46,892           (697,298)
================================================================================================

             Net earnings (loss) per common share - basic        $       0.01              (0.11)
             Net earnings (loss) per common share - diluted      $       0.01              (0.11)
================================================================================================

             Weighted average shares outstanding - basic            6,675,092          6,492,808
             Weighted average shares outstanding - diluted          7,231,100          6,492,808
================================================================================================

                                                                  Nine Months        Nine Months
                                                                     Ended              Ended
                                                                    March 31,          March 31,
                                                                      1999               1998
                                                                  (Unaudited)         (Unaudited)
-------------------------------------------------------------------------------------------------

Net sales                                                        $  7,745,484          2,976,262
Cost of goods sold                                                  3,655,709          1,268,032
------------------------------------------------------------------------------------------------
             Gross profit                                           4,089,775          1,708,230

Research and development                                              905,954            677,235
Selling, general, and administrative                                3,098,839          2,492,597
------------------------------------------------------------------------------------------------
             Operating income (loss)                                   84,982         (1,461,602)

Other income (expense):
     Interest income (expense), net                                   (30,555)           (54,813)
------------------------------------------------------------------------------------------------
             Other income (expense), net                              (30,555)           (54,813)
------------------------------------------------------------------------------------------------

             Net earnings (loss)                                 $     54,427       $ (1,516,415)
================================================================================================

             Net earnings (loss) per common share - basic        $       0.01              (0.28)
             Net earnings (loss) per common share - diluted      $       0.01              (0.28)
================================================================================================

             Weighted average shares outstanding - basic            6,666,822          5,395,001
             Weighted average shares outstanding - diluted          7,185,469          5,395,001
================================================================================================


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                            Statements of Cash Flows

                    Nine Months Ended March 31, 1999 and 1998

                                                                   Nine Months        Nine Months
                                                                      Ended              Ended
                                                                     March 31,          March 31,
                                                                       1999               1998
                                                                   (Unaudited)         (Unaudited)
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net earnings (loss)                                           $     54,427         (1,516,415)
     Adjustments to reconcile net earnings (loss) to net cash
        used in operating activities:
           Depreciation and amortization                                249,266            160,322
           Unearned compensation                                             --             74,999
           Changes in operating assets and liabilities:
              Accounts receivable                                    (1,455,811)          (325,371)
              Inventories                                              (390,203)          (261,697)
              Prepaid expenses                                          (42,761)           (68,614)
              Accounts payable                                          817,237                (77)
              Accrued expenses                                           87,221           (237,982)
              Deferred revenue                                           70,165             71,618
--------------------------------------------------------------------------------------------------
                 Net cash used in operating activities                 (610,459)        (2,103,217)
--------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of marketable securities                                  (10,828)                --
     Purchases of furniture and equipment                              (109,081)           (72,427)
--------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                 (119,909)           (72,427)
--------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                              23,906          2,523,045
     Net proceeds from line of credit                                   764,371                 --
     Payments on capital lease obligations                              (55,773)                --
--------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities              732,504          2,523,045
--------------------------------------------------------------------------------------------------

                 Net change in cash and cash equivalents                  2,136            347,401


Cash and cash equivalents at beginning of period                   $    382,093          1,152,671
--------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                         $    384,229          1,500,072
==================================================================================================


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)


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

2.  REVOLVING CREDIT FACILITY:

On September 22, 1998, the Company signed an amendment to a commercial loan agreement with a bank for a committed line of credit facility. The amendment restates a previous agreement dated April 16, 1998, and increases the maximum line of credit from the original $1,000,000 to $2,000,000. The facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable, inventory and marketable securities. The facility contains certain covenants and conditions, including minimum net worth and tangible net worth levels. Interest on outstanding borrowings accrues at the bank's base rate or the base rate plus up to 4%, depending on the level of each component of the Company's borrowing base and the outstanding amount on the line of credit. The base rate was 7-3/4% on March 31, 1999. The facility has a maturity date of June 26, 2000.

3.  NET EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding, while diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding plus potential dilutive shares of common stock. Potential dilutive shares of common stock include stock options and warrants which have been granted to employees, directors or other parties.

4.  RECENT ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective in fiscal 2000, establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. At the present time, the Company does not anticipate that SFAS No. 133 will have a material impact on its financial position or results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net Sales. Net sales for the third quarter of fiscal year 1999 were $2,789,939, up 229 % from $848,977 in the third quarter of fiscal year 1998. The increase in net sales in the third quarter of fiscal year 1999 compared to the third quarter of fiscal year 1998 was primarily a result of higher unit volume associated with the Company's expanded distribution through its OEM and private label relationships. OEM and private label sales volume accounted for approximately 60% of sales in the third quarter of fiscal year 1999. The increased net sales due to increased unit volume was partially offset by lower average selling prices as a result of volume pricing discounts on sales to certain customers during the period. Through the third quarter of fiscal year 1999, the Company's OEM and private label customers have taken delivery of unit quantities required under obligations with the Company. In the fourth quarter of fiscal year 1999, due to a reduction in the overall OEM and private label volume required, the Company expects a decrease in the number of units and related revenues from OEM and private label customers compared to the third quarter of fiscal year 1999. The amount of such decrease is uncertain.

Gross Profit. Gross profit was $1,478,826 in the third quarter of fiscal year 1999 compared to a gross profit of $381,726 during the third quarter of fiscal year 1998. The increased gross profit was a result of higher sales. Cost of goods sold as a percentage of net sales were 47% in the third quarter of fiscal year 1999 compared to 55% in the third quarter of fiscal year 1998. The lower cost of sales as a percent of net sales during the third quarter of fiscal year 1999 was due to changes in product mix and related lower average manufacturing costs, which more than offset lower selling prices on units shipped during the third quarter of fiscal year 1999. Net sales for the third quarter of fiscal year 1999 contained a lower proportion of peripheral equipment such as display devices and cameras and a higher proportion of video conferencing engines with no peripheral equipment. Peripheral equipment costs are high relative to peripheral equipment sales prices, so the change in product mix decreased the overall percentage of cost of goods sold to net sales during the third quarter of fiscal year 1999 compared to the third quarter of fiscal year 1998.

Research and Development Expenses. Research and development expenses were $290,068 for the third quarter of fiscal year 1999, or 10% of sales, compared to research and development expenses of $254,852, or 30% of sales for the third quarter of fiscal year 1998. The decrease in such expenses as a percent of sales in the third quarter of fiscal year 1999 was due to higher sales as discussed above. Actual spending increased during the third quarter of fiscal year 1999 due to increased hardware and software development on a number of new product configurations and capabilities as well as development in support of OEM and private label partners. During the third quarter of fiscal year 1998 the Company's research and development efforts were directed toward smaller scale enhancements to the Video Flyer product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,126,225 in the third quarter of fiscal year 1999, or 40% of sales, compared to $821,101 or 97% of sales for the third quarter of fiscal year 1998. The decrease in such expenses as a percent of sales was due to higher sales in the third quarter of fiscal year 1999 as discussed above. The increase in actual expenditures during the third quarter of fiscal year 1999 was a result of increased sales, marketing and technical support activities associated with higher sales volume. No significant additional sales or marketing expenses were incurred in connection with the increased sales volume generated through the Company's OEM and private label partners in the third quarter of fiscal year 1999.

Other Income (Expense). Other income (expense) was $(15,641) in the third quarter of fiscal year 1999, compared to $(3,071) in the third quarter of fiscal year 1998. In the third quarter of fiscal year 1999, the higher amount of other (expense) was due to higher amounts outstanding on the Company's line of credit in order to support the higher level of sales activity. The higher interest expense was partially offset by interest income earned on investments during the third quarter of fiscal year 1999. The investments were made with available proceeds of a private placement of the Company's common stock in January 1998.

As a result of the foregoing, the net earnings for the third quarter of fiscal year 1999 were $46,892 or $.01 per common share compared to a net loss of $(697,298), or $(.11) per common share in the third quarter of fiscal year 1998.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

Net Sales. Net sales for the nine-month period ended March 31, 1999 were $7,745,484, compared to $2,976,262 for the nine-month period ended March 31, 1998. The increase in sales during the nine-month period ended March 31, 1999 was a result of higher unit volume associated with the Company's expanded distribution through its OEM and private label relationships. OEM and private label sales volume accounted for approximately 50% of sales in the nine-month period ended March 31, 1999. Through the third quarter of fiscal year 1999, the Company's OEM and private label customers have taken delivery of unit quantities required under obligations with the Company. In the fourth quarter of fiscal year 1999, due to a reduction in the overall OEM and private label volume required, the Company expects a decrease in the number of units and related revenues from OEM and private label customers compared to the third quarter of fiscal year 1999. The amount of such decrease is uncertain.

Gross Profit. Gross profit was $4,089,775 for the nine-month period ended March 31, 1999, compared to a gross profit of $1,078,230 during the nine-month period ended March 31, 1998. The increased gross profit was a result of higher sales. Cost of goods sold as a percentage of sales were 47% for the nine-month period ended March 31, 1999 compared to 43% during the nine-month period ended March 31, 1998. The increased cost of goods sold as a percentage of sales during the nine-month period ended March 31, 1999 was due to lower average selling prices on units shipped during the period.

Research and Development Expenses. Research and development expenses were $905,954, or 12% of sales for the nine-month period ended March 31, 1999, compared to research and development expenses of $677,235, or 23% of sales for the nine-month period ended March 31, 1998. The decrease in such expenses as a percent of sales in the nine-month period ended March 31, 1999 was due to higher sales as discussed above. Actual dollar spending increased during the nine-month period ended March 31, 1999 due to increased development associated with new product configurations and capabilities as well as development in support of OEM and private label customers. During the nine-month period ended March 31, 1998, the Company's research and development efforts were directed primarily toward smaller scale enhancements to the Video Flyer.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $3,098,839 for the nine-month period ended March 31, 1999 or 40% of sales, compared to $2,492,597, or 84% of sales the nine-month period ended March 31, 1998. The decrease in such expenses as a percent of sales was due to higher sales during the nine-month period ended March 31, 1999 as discussed above. The increase in actual expenditures during the nine-month period ended March 31, 1999 was due to increased sales, marketing and technical support activities associated with increased sales volume.

Other Income (Expense). Other income (expense) was $(30,555) for the nine-month period ended March 31, 1999, compared to $(54,813) for the nine-month period ended March 31, 1998. The lower amount of other (expense) during the nine-month period ended March 31, 1999 was due to higher amounts of interest income on investments during the period, which offset a significant portion of interest expense. These investments were a result of a private placement of the Company's common stock in January, 1998. Since the investments were available during only three months of the nine-month period ending March 31, 1998, the amount of interest income available to offset interest expense was lower during the nine-month period ended March 31, 1998 compared to the nine-month period ended March 31, 1999.

As a result of the foregoing, the net earnings for the nine-month period ended March 31, 1999 were $54,427, or $0.01 per common share, compared to a net loss of $(1,516,415), or $(.28) per common share in the nine-month period ended March 31, 1998.

OUTLOOK

The Company is pursuing its fiscal year 1999 strategy of increasing sales by targeting specific markets best suited to its product capabilities, increasing distribution through a variety of channels and developing additional product offerings to enhance value and competitive advantage. Although the video conferencing industry remains very competitive and continues to rapidly change, the Company believes its strategy will allow it to increase revenues, maintain margins and improve income from operations in fiscal year 2000. The magnitude of these improvements cannot be reasonably estimated.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

CASH FLOWS FROM OPERATING ACTIVITIES

Although the Company generated a profit during the nine-month period ended March 31, 1999, a significant increase in accounts receivable of $1,455,811 and an increase in inventories of $390,203, offset by an increase in accounts payable of $817,237 were the primary factors resulting in a net use of cash in operating activities of $(610,459). The increase in accounts receivable was primarily a result of increased sales to OEM and private label distribution customers. These sales occurred primarily in the last month of the third quarter and as a result, had not yet been paid by March 31, 1999.

The increase in inventory during the nine-month period ended March 31, 1999 was a result of increased sales activity and Company efforts to ensure adequate product was on hand to support customer orders. A significant portion of this inventory was delivered to the Company in the last month of the nine-month period ended March 31, 1999 on open credit terms and had not been paid for as of March 31, 1999. As a result, accounts payable increased $817,237 during the nine-month period ended March 31, 1999.

CASH FLOW FROM INVESTING ACTIVITIES

Net cash used in investing activities was $(119,909) during the nine-month period ended March 31, 1999, compared to a use of $(72,427) during the nine-month period ended March 31, 1998. The increased use of cash for investing activities was a result of purchases of equipment and development tools related to increased development and sales activity related to the Company's products during the nine-month period ended March 31, 1999.

CASH FLOW FROM FINANCING ACTIVITIES

As of March 31, 1999, the Company had entered into various capital leases to finance new equipment and development tools. Payments on such leases during the nine-month period ended March 31, 1999 were $55,773.

For the nine-month period ended March 31, 1999, the Company's cash requirements were funded by a $2,000,000 credit facility. Under the terms of the credit facility, a maximum of $2,000,000 in working capital funds may be drawn based on a borrowing base comprised of a percentage of eligible accounts receivable, inventory and marketable securities. At March 31, 1999 the Company had cash and cash equivalents of $382,093, marketable securities of $990,383 and an outstanding balance of $1,262,086 on the $2,000,000 credit facility.

The Company believes funds from operations, funds remaining from previous equity investments in the Company and funds from its line of credit will be sufficient to cover cash needs during calendar year 1999. However, in the event the Company requires cash in excess of the funds from these sources, management would seek additional financing, however no formal arrangements have been made in this regard and no assurance can be made that any such financing would be available on favorable terms or at all.

YEAR 2000 STATUS

The Company has a timetable for becoming ready for the year 2000. The Company expects to be fully compliant and operational with systems designed to comply with the year 2000 issue by July 1, 1999. As of May 14, 1999 the Company's internal information systems have been upgraded to comply with the Year 2000 issue and are currently being utilized with no known problems.

To date the costs of assessing the year 2000 problem have been insignificant, and based on its assessment to date, the Company does not believe future remediation costs will be material to the Company's financial condition or operating results.

The Company is currently continuing its efforts to develop a contingency plan to handle a worst case scenario related to the Year 2000 issue. The contingency plan is being developed in order to minimize uncertainties and the potential costs involved under a worst case scenario involving replacement of its sources of supply for critical components. The Company's revised schedule for a completed contingency plan is June 30, 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DEBT FINANCING

The Company is exposed to interest rate risk associated with its revolving credit facility. The Company's borrowing rates are dependent upon the level of the Company's borrowing base and outstanding amounts on the Company's line of credit. See footnote 2.

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


                                    RSI Systems, Inc.




Dated:      May 14, 1999            By:  /s/     Donald C. Lies
                                         --------------------------------------
                                                 Donald C. Lies
                                    Its President & Chief ExecutiveOfficer


                                    By:  /s/     James D. Hanzlik
                                         --------------------------------------
                                                 James D. Hanzlik
                                    Its Chief Financial Officer

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1999




     Item No.           Title of Document               Method of Filing
     --------           -----------------               ----------------

     27.1            Financial Data Schedule       Filed herewith electronically