Form 10KSB40
period 1999-06-30
RSI SYSTEMS INC/MN
filed 1999-09-28
CIK 936130

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

               /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

             / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER: 0-27106

                                RSI SYSTEMS, INC.
                                -----------------
                 (Name of small business issuer in its charter)

                 MINNESOTA                                  41-1767211
                 ---------                                  ----------
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                    Identification No.)

                         5555 WEST 78TH STREET, SUITE F
                              MINNEAPOLIS, MN 55439
                              ---------------------
              (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 896-3020

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:       NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:       COMMON STOCK,
                                                                  $.01 PAR VALUE

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB for any amendment to this Form 10-KSB. /X/

The Company's revenues for its most recent fiscal year were $9,199,135.

On September 23, 1999, the Company had 6,971,281 shares of common stock, $.01 par value, outstanding, and the aggregate market value of the common stock as of that date (based on the average of the closing bid and asked prices as of that date as reported by the NASDAQ SmallCap Market), excluding outstanding shares beneficially owned by directors and officers, was approximately $9,219,000

                    DOCUMENTS INCORPORATED BY REFERENCE: None

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

ITEM 1.       DESCRIPTION OF BUSINESS.

(a)      BUSINESS DEVELOPMENT

              RSI Systems, Inc., (the "Company" or "RSI"), designs, manufactures and sells high performance, business quality videoconferencing systems throughout a worldwide network of resellers and OEM or private label partners. The Company's fourth-generation product family, the MediaPro-TM- system, is now being manufactured and is available for sale. This system provides television quality video and audio via a miniaturized, self-contained free-standing device which is fully industry standards based and is sold in three different configurations: laptop, computer-free and dual platform.

              The Company was incorporated under the laws of Minnesota on December 21, 1993. Its founders developed a self-contained desktop videoconferencing device for connection to personal computers and Apple Macintosh systems. On July 25, 1995, the Company conducted a public offering of its common stock, par value $0.01 per share (the "Common Stock"). With the net proceeds from the public offering, including proceeds from the exercise of the underwriter's overall allotment option (approximately $7,400,000), the Company funded further research and development related to the enhancement of the original product. By June 1996, the target market for this product had not developed and the product had not achieved its price performance objectives.

              In July 1996, a new management team redirected Company efforts away from the computer-based desktop videoconferencing systems marketplace and towards the emerging workgroup and settop television-based market. Subsequently, the Company designed a second-generation system, the Video Flyer, that created a new level of video, audio and price performance without need for interfacing to any type of computer system. Deemed a COMPUTER-FREE SYSTEM, the original Video Flyer evolved into the Video Flyer Plus computer product line of videoconferencing engines with enhanced features and functionality.

              In September 1996, to fund the development and marketing of its videoconferencing products, the Company completed a private placement of 1,500,000 shares of its Common Stock resulting in net proceeds to the Company of approximately $3,943,000. In January 1998, to provide additional funds for expanded marketing, distribution, product development and general corporate purposes, the Company completed the private placement of 1,671,255 shares of its Common Stock resulting in net proceeds of approximately $2,523,000.

              In the fall of 1998, the Company began development of a new videoconferencing engine. The Company's MediaPro system, introduced in June 1999, is a cross-platform, multimedia videoconferencing engine, capable of operating either with or without a host computer and displaying through a variety of output devices.

OVERVIEW OF THE MARKETPLACE

              Various forms of videoconferencing equipment have been introduced to the global marketplace during the past 20 years. Initial system offerings were very expensive and sold primarily as a method to reduce travel expense or conduct distance meetings between large groups of individuals.

              With the establishment of industry standards by the International Telecommunications Union (ITU) in the early 1990s and the availability of lower cost electronic componentry, marketplace sales began to rapidly accelerate. Since then, better products and lower prices throughout the marketplace have increased the applications for videoconferencing systems, creating distinct product segments.

              The videoconferencing equipment marketplace continued to evolve in fiscal year 1999, with a clear continued shift toward high quality, reasonably priced systems, which incorporate expanded capabilities and functionality. This shift has continued to create expanding opportunities and challenges for the Company, in what is believed to be an overall market of approximately $1.3 billion currently.

              The market is generally recognized as having the following segmentation:

              (1) Consumer Systems. These systems are generally very inexpensive, operate on standard telephone lines and provide minimal levels of quality picture and audio performance. List pricing for these systems currently ranges from $500 to $1,000.

              (2) Desktop Systems. These systems consist of electronic components or internal devices being added to existing desktop personal computers. Available from a variety of different manufacturers, product performance varies widely. Pricing of these systems based upon system requirements, functionality, and upgradability also varies widely and ranges from $1,000 to $5,000.

              (3) Set-top/Workgroup Videoconferencing Systems. This segment has been labeled by H. C. Wainwright & Co., Inc. as "not only the sweet spot in the videoconferencing market right now--it IS the market."(1) RSI's Video Flyer product was the first system to enter this marketplace as a fully self-contained, high performance television quality non-computer based product. Deemed COMPUTER-FREE, the Video Flyer contained no disk drive or internalized moving parts nor did it require a keyboard for operation. The Company's new MediaPro product is also targeted toward this market segment which is estimated to be in the area of $300 million.(2)

                   The systems in this market segment generally attach to high quality brand name televisions or other non-computerized displays to provide medium to exceptional video and audio performance at price points ranging from $25,000 to under $10,000. Systems provided by manufacturers in this market segment are interoperable between each other, thus allowing for rapid expansion of use and cross-platform compatibility. This is similar to facsimile machines standardization in the late 1980s to allow for rapid expansion of the marketplace regardless of the product brand.

-------------------

              (1) H. C. Wainwright & Co., Inc.; Videoconferencing Industry THE RISE OF THE SMALL-GROUP SYSTEM, December 2, 1998.

              (2) Ibid.

              (4) Permanent Room Systems. With the improvement in quality of settop/workgroup systems, this market segment is not growing as rapidly as it once was, but many permanent rooms are undergoing refurbishment, creating opportunities for manufacturers of products that are easily integrated into permanent room systems. Permanent room systems are intended to provide a high level of consistent operation for both audio and video signals. Prices for full room systems are in the $50,000 and up category, excluding installation. The Company's videoconferencing engines, because of their adaptability and quality, can be integrated into these room systems.

              H.C. Wainwright believes that the settop/workgroup systems segment will continue to grow at a rate of over 45% annually.(3) The Company believes that the market will generally remain stratified over the next few years within the segments identified above. New capabilities and features will be introduced that will encourage more demand in the marketplace. User applications will become the primary driver of product development and market expansion.

(b)      BUSINESS OF THE COMPANY

PRODUCTS

MEDIAPRO 384.

              In June 1999, the Company introduced its fourth-generation product, the MediaPro 384 product family, which is aimed primarily at the settop/workgroup market segment. The MediaPro 384 product family is a 384 Kbps product that builds upon the strengths of the Company's Video Flyer Plus product and added several additional enhancements.

              Price points for the MediaPro products are targeted to compete directly with the Company's major competitors in the workgroup segment. The Dual Platform model, described below, incorporates greater functionality than the competitions' at similar or lower price points.

              The primary capabilities designed into the MediaPro are:

              (1) ETHERNET. All members of the MediaPro 384 product family have a 10/100 Mbps Ethernet (LAN) interface. By incorporating an Ethernet interface the product has the hardware support required to implement H.323 packet based video conferencing, which will be added in fiscal year 2000. The MediaPro 384 product also includes an embedded Web Server that can be accessed via the LAN. The Web Server provides a remote diagnostics/maintenance interface that makes installing and supporting the MediaPro 384 product much easier than other competitive products that exist in the market.

              (2) EASE OF USE. All members of the MediaPro 384 product family have a Setup Genie (similar to a Windows Wizard) that assists the person installing the system. The Setup Genie will prompt the installer to configure all the important parameters of the system thereby simplifying the installation process. The new Graphical User Interface (GUI) that is part of the MediaPro 384 product family further simplifies the operation of the product. The Company believes the MediaPro 384 GUI is state of the art in terms of ease of use.

              (3) ARCHITECTURE. All MediaPro 384 systems use a single high performance motherboard developed by the Company. This architecture dramatically reduces the chances for system failure, cost of manufacture and opportunity for increasing overall operational performance. The network interface is contained on a daughter card. This allows the Company to rapidly develop new connectivity options as new network technologies come to market.

              (4) INTERNALIZATION OF MULTIPLE DEVICES. The MediaPro 384 has all of the components required to perform video conferencing internalized into the system. The MediaPro 384 system contains all of

-------------------
              (3)  Ibid.

                   the electronics for video, audio, memory for retention of code, inverse multiplexer and network interfaces which lower overall cost and eliminate the need for many cumbersome peripheral devices connected to the videoconferencing engine.

              (5) EXPANSIVE CONNECTIVITY. The MediaPro 384 has the greatest range of external component connectivity of any system in its market segment. All MediaPro 384 systems can connect to any size or brand television set, LCD projector, flat screen display or other video display device. This flexible connectivity allows the MediaPro 384 to fit into a variety of applications ranging from classrooms to boardrooms, factory floors, lunchrooms, conference centers, hotel meeting halls, outdoor facilities, living rooms or offices.

                   The MediaPro 384's unique self-contained component design also gives it the flexibility to connect to an unlimited variety of audio devices such as mixers, microphones, speaker systems, etc. This means that the system can be installed in virtually any type of environment regardless of the customer's existing electronic design.

                   MediaPro's connectivity also permits the use of VCRs and digital video disk systems (DVDs) for input and playback or recording of video conferences. This has proved to be very useful in both educational, legal and various business applications where training or negotiation sessions need to be captured or played back for group review.

              (6) APPLICATION PROGRAMMING INTERFACE (API). Another important feature that the MediaPro 384 provides is a well documented, easy to use, Software Development Kit. This allows System Integrators to develop custom applications that incorporate the MediaPro 384.

              (7) SOFTWARE ARCHITECTURE. To deliver high performance television-like video and audio conferencing signals, customized software must be developed by a manufacturer that operates within the ITU's published standards (H.320). RSI's team of engineers created software code that could reside on flash memory and provide high quality video and audio signal performance with a high level of operational simplicity.

                   RSI delivers its software to product users over telephone lines, which eliminates the need for diskettes or hard drives. When a new version of software is made available to the marketplace, existing product users merely place a phone call to a MediaPro 384 software server and request an unattended download of the new software. In a matter of minutes, the new software is loaded onto the user's system and they are now able to take advantage of all of the new features or enhancements.

              (8) STANDARDS-BASED COMPATIBILITY. The Company has continued to develop 100-percent standards-based systems. By doing so, it guaranteed that the MediaPro 384 would interoperate with any other standards-based videoconferencing system regardless of manufacturer. The MediaPro 384 system contains no proprietary standards that will not interoperate with other standards-based systems. Standards are established and published by the International Telecommunications Union
                   (ITU) and are available to all manufacturers for voluntary compliance.

              (9) TWO HIGH SPEED RS232 DATA COMMUNICATION PORTS. The high speed data ports can be used for a number of applications. One application is to allow Microsoft NetMeeting to be used for T.120 data collaboration allowing users to share files and other information during videoconferences. Another application is for connection of an external control system (such as an AMX or Crestron control system). A modem can be attached to a data port to allow for remote dial up diagnostics and control. System Integrators can take advantage of the high speed data ports to integrate additional applications with the MediaPro 384.

              (10) INTERNALIZATION OF THE NETWORK TERMINAL ADAPTERS (NT1S). In
                   North America most telecommunication services require an external device known as an NT1 to be attached to each ISDN line connected to a videoconferencing system. In the case of a 384 Kbps (three ISDN lines) based system, this means that up to three NT1s may have to be purchased by the customer. Assuming normal wear and tear, compatibility issues, available power outlets, etc., this can be a source of frustration and repair. The MediaPro 384 internalizes these devices and thus eliminates any requirements for external componentry. At this time, the Company believes it may be the only video conferencing product in its market segment that does not require external NT1s.

              (11) SYSTEM ENCLOSURE. All members of the MediaPro 384 product family are packaged in a very attractive and compact enclosure that is easily transported. The enclosure also makes it easy to integrate the product into custom installations. The MediaPro 384 product family supports an optional remote Infrared Detector that allows the system to be installed in a wiring closet or in the bottom of a cart.

              (12) WARRANTY PROGRAM. The MediaPro 384 was engineered to
                   eliminate the need for field maintenance and repair. Often costly and inconsistent, field support can degrade the functionality and reputation of the manufacturer's installed base of systems. In 1998, the Company developed and introduced its full system exchange warranty program named ServiceAngel. In conjunction with overnight shippers, RSI will ship an exchange system within one business day of notification to anywhere in North America or Europe. Customers have readily endorsed this alternative program to time consuming and often frustrating in-office system repair provided by many of the Company's competitors. The ServiceAngel program also allows the Company to dramatically reduce its requirement for parts, spares, bench test beds, and field technicians.

              The MediaPro 384 product family is available in three configurations and each configuration is available with a variety of different network interfaces such as ISDN BRI and V.35.

              (1) MEDIAPRO 384 CF (COMPUTER-FREE). The MediaPro 384 CF is controlled by an infrared (IR) remote controller and operates as a standalone device. The new GUI is the easiest to use and most intuitive User Interface in the market at this time. The MediaPro 384 CF can be attached to televisions, LCD display devices, flat panel display devices and other video display systems. The systems operation is controlled by a custom designed IR remote controller. The MediaPro 384 GUI simplifies system setup and operation.

              (2) MEDIAPRO 384 LT (LAPTOP). This model works in conjunction with a Personal Computer or laptop running Windows 95/98 or Windows NT 4.0. The unit comes with a user interface that is an application that runs on the computer. The MediaPro 384 LT can display the received video on either the computer's display device (CRT) or a television. The MediaPro 384 LT is attached to the computer by an industry standard peripheral bus known as SCSI. Using the SCSI port as the interconnect between the MediaPro 384 LT and the computer allows the MediaPro 384 LT to be used with any properly equipped desktop or laptop computer. The Company is not aware of any other system on the market that can bring high performance, ISDN based, video conferencing to a laptop computer.

              (3) MEDIAPRO 384 DP (DUAL PLATFORM). The MediaPro 384 DP combines the functionality of the MediaPro 384 CF and MediaPro 384 LT into one dual purpose product that can operate as either a MediaPro 384 CF or as a MediaPro 384 LT.

              All MediaPro 384 systems can accept additional software features and upgrades to allow the products to continue to meet the demands of a continuously changing market. The Company may charge a fee for new, substantial, software features that it develops. The software updates are received by making a telephone call to the Company's software server and downloading the software into the unit to be updated.

VIDEO FLYER.

              In addition to the MediaPro 384, the Company manufactures a line of computer-free videoconferencing engines sold worldwide under the name Video Flyer. These units were first introduced in the spring of 1997 and are available in both a 384 Kbps version (three ISDN lines) known as Video Flyer Plus and a 128 Kbps version

(single ISDN line) called Video Flyer PVS (personal video system).

              The Video Flyer Plus system offers high quality 384 audio and video and carries many of the features and functionality of the Company's MediaPro systems, including the latest GUI software. Price points are very competitive with other comparable systems on the market.

              The Video Flyer PVS system is aimed toward applications which do not require all the features or full television-like quality of the 384 system, at very affordable price points ranging from $2,495, with a small personal camera, to $3,295, incorporating a pan tilt zoom camera.

ON-GOING PRODUCT DEVELOPMENT.

              The Company expects to continue refining its videoconferencing products to provide greater performance, capability and enhancements to the marketplace and its existing users. Through increased sales volume, the Company believes that the overall manufacturing cost of the system may decline, thus allowing the Company and the marketplace to share in the potential cost reductions. Additionally, as new forms of communication connectivity are brought to the marketplace, such as ATM, DSL, etc., the Company will continue to review their viability and, if deemed appropriate, the Company will create the connectivity electronics to interoperate within these networks. It is management's belief that the MediaPro 384 will have an extended life cycle because of its unique architecture, software design and cross-platform flexibility.

SALES AND DISTRIBUTION

              In 1999, the Company continued with its multilevel approach to distribution. This approach includes Resellers and Distributors, OEM partnerships and Preferred Accounts.

RESELLERS AND DISTRIBUTORS.

              In fiscal year 1999, the Company introduced its Millennium Partners Program and used it to strengthen distribution throughout North America, Europe, Asia, Australia and portions of the Middle East and South Africa. Through the Millennium program, authorized product resellers and distributors can purchase videoconferencing equipment and related peripheral devices from the Company and resell them in their local geographic markets. The Company provides classroom training, literature, sales, marketing and technical support to these customers. The Company believes its Millennium program offers very competitive margins to its resellers and distributors.

              The Company plans to continue strengthening its reseller network on an on-going basis to improve sales coverage by developing successful long-term relationships with successful resellers, including systems integrators who provide turnkey solutions to end users.

ORIGINAL EQUIPMENT MANUFACTURER (OEM) PARTNERSHIPS.

              In fiscal year 1999, the Company sold equipment under three OEM or private label distribution agreements.

              (1) Gentner Communications Corporation. In October 1998, the Company entered into a private label agreement with Gentner. Gentner asked the Company to provide a version of the Video Flyer Plus for the purpose of integration into Gentner's product line. The agreement calls for Gentner to purchase a specific quantity of products through December 1999. There is no limit to the quantity of product Gentner is allowed to purchase from the Company. The Company expects a successful relationship with Gentner.

              (2) Philips Business Electronics N.V. of Eindhoven, The Netherlands. The Company has designed, manufactured and delivered a version of the Video Flyer product to Philips Business Electronics. The contract called for specific minimum quantities to be purchased by Philips and Philips fulfilled that commitment by June 30, 1999. The Company does not expect Philips to order significant quantities of the product in the future.

              (3) VTEL Corporation. In the summer of 1998, the Company entered into an OEM agreement with VTEL Corporation. The Company developed a version of the Video Flyer Plus system for the purpose of resale by VTEL. The contract called for VTEL to purchase a specific quantity of product and as of June 30, 1999, VTEL had purchased this minimum quantity. The Company does not expect VTEL to purchase significant quantities of product in the future.

PREFERRED ACCOUNT SALES.

              In selected instances, RSI will continue to sell directly to and/or support accounts in North America that are of either significant size or their requirements dictate direct interaction with the manufacturer (the Company). Though it is not RSI's intention to compete with its other distribution channels, many of the organizations which make larger purchases of videoconferencing equipment have dictated that the manufacturer provide specialized services (be they domestic or global) or modify products for their specific application. Where practical, RSI will create an environment for these accounts that will allow them to be transitioned to its authorized resellers or OEM business partners for long-term future sales and support.

MARKETPLACE COMPETITION

              The videoconferencing marketplace has continued to evolve into relatively well-defined product segments. RSI's videoconferencing product line is targeted at the settop/workgroup and permanent room marketplaces. The competition within this marketplace is intense and constant. Many of the Company's competitors are large companies with resources substantially greater than those available to RSI.

              Polycom, Inc., with its broad distribution channel, is the industry leader in the settop/workgroup marketplace. Their system is computer-free, and it integrates a camera and videoconferencing engine into a single device that has the capability of performing four-location videoconferences without the use of an independent bridging service. The Polycom unit also can be used in H.323 (LAN) applications. The price point for the system is comparable with the Company's price points for its products. The Company believes that Polycom will continue to create market opportunities for theirs and the Company's products by aggressively emphasizing the value of settop videoconferencing architecture. The Company feels that its product can be differentiated from the Polycom system in architecture, software capability and selected performance levels in both video, audio and connectivity.

              PictureTel Corporation offers products for sale within all market segments. They offer products which directly compete against RSI's product line. Currently, their Concorde, Venue and SwiftSite systems are based on personal computer engines and list at price points higher than RSI's products. RSI is fully compatible with these systems when operated under published industry standards. Long-term, the Company believes that PictureTel will continue to produce competitive products into the market segments and remain a significant marketplace participant.

              VTEL Corporation offers computer-based products that are targeted at the education and medical vertical markets. Their distribution is through large interexchange communications carriers such as MCI, Sprint and the Bell Operating Companies. In order to meet the needs of the workgroup market segment, they have entered into an OEM agreement with the Company to resell a version of the RSI product under the VTEL label.

              Tandberg offers a full range of videoconferencing systems for sale within most of the existing marketplace segments. They have strong distribution, and within the settop rollabout workgroup market segment they offer a non-computer-based system which delivers consistent video and audio quality. Their systems are generally higher in price than the Company's products.

              Sony Corporation offers a settop and a rollabout system that compete with the RSI product line. They have worldwide distribution and solid name recognition.

              VCON competes in the Company's identified market segment. They also provide a computer-based settop and rollabout videoconferencing system. With a focus on H.323 (LAN) applications, VCON has established distribution in North America, Europe and portions of Asia. The Company believes that VCON will continue to expand its distribution presence.

              Intel competes in the workgroup market segment with its rollabout system. Intel has solid name recognition and strong distribution.

              Aethra, C-Phone and several other companies also compete in the settop market.

              Though the Company has unique products with identifiable features and levels of performance, there is no guarantee that another manufacturer or organization could not enter the marketplace with similar or improved levels of capability. The Company expects to continue refining its products, remain at the lower end of the price curve for high performance systems, offer aggressive margins to its customers and keep the product at the high end of the performance curve for comparable systems.

MANUFACTURING

         The Company's videoconferencing engines are manufactured by a third party manufacturer, Altron, Inc. (Altron) under a manufacturing agreement signed on September 10, 1996. In addition to manufacturing, Altron provides all purchasing, material control, testing services and product warranty coverage for the Company's videoconferencing engines. Altron warrants that all products will be free from defects in material and workmanship for fifteen (15) months from the date Altron ships to the Company, or for twelve (12) months from the date the Company ships to the customer, whichever comes first.

         A major component in the Video Flyer product family for which the Company depends on a single source is the compression chip. The Company currently maintains an inventory of the compression chips sufficient to allow for time to redesign its videoconferencing engines to accommodate similar components from other vendors in the event the compression chip currently used was to become unavailable to the Company. Although materials purchasing services are provided by Altron, alternate suppliers have been identified by the Company for most other components in its videoconferencing engines. The Company has no information which would indicate that the compression chip or other components currently used may become unavailable during the product life cycle of its products.

         The Company believes Altron has the capacity and capability to satisfy manufacturing requirements for its videoconferencing engines in the foreseeable future. The Company has identified an alternate manufacturer with capabilities acceptable to the Company. If a disruption in manufacturing were to occur, the Company believes it could utilize the alternative manufacturer to satisfy production requirements.

APPROVALS AND CERTIFICATIONS

         Government and telecommunications carrier approvals, safety certifications and Electromagnetic Compliance (EMC) certifications are a key requirement for electronic systems that use the telephone network. The MediaPro 384 product family has received the Safety, EMI and Telephone certifications required to sell the product into the United States, Canada, the European Union and Australia. The Company is currently pursuing certification for the MediaPro product family in other countries.

         In the United States the Video Flyer Plus system and similar products have been certified by the FCC as a class A (business) device. The Company has received certification from Underwriters Laboratories Inc. ("UL") that the Video Flyer and similar systems comply with the applicable requirements for U.S. and Canada Listing. The Company has also received telephone, safety and EMC certifications for its Video Flyer system in Australia, the European Union, Singapore, Malaysia, Korea, Indonesia and South Africa.

         Although the Company has obtained telephone, safety and EMC certifications for its videoconferencing systems in the countries noted above, the Company cannot predict whether it will obtain necessary approvals and certifications for the systems and similar products or for future products in additional countries. Also, the Company cannot predict whether applicable law or regulations might change in a way adverse to the Company's ability to sell its products in a particular country.

INTELLECTUAL PROPERTY AND ROYALTY AGREEMENTS

         The Company's success is dependent in part on its proprietary information, technology and expertise. The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to establish and protect its proprietary rights. In fiscal year 1998, the Company amended its U.S. utility patent application for its peripheral videoconferencing system, originally filed in September 1994, to narrow and refocus the Company's claims. The Company received a patent on its system on September 1, 1998. The Company has also applied for various foreign patents relating to its videoconferencing engines, none of which have been granted to date.

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

         The Company entered into a software licensing agreement in November 1998 with a software development company. Pursuant to the agreement, the Company is to pay a royalty fee of $5.00 per unit of videoconferencing systems sold. Sales of the related videoconferencing systems are expected to begin shipping in the first quarter of fiscal year 2000.

         The Company entered into a software license agreement with a software development company on April 8, 1998. Pursuant to the agreement, the Company pays a royalty fee of up to $5.00 per unit of videoconferencing systems sold. Sales of the related videoconferencing systems began in fiscal year 1998.

         The Company entered into a license agreement with a software development company on February 2, 1996. Pursuant to the agreement, the Company was granted a non-exclusive, non-transferable license to use and modify specific software components in the creation of the Company's videoconferencing systems, subject to certain limitations. License fees payable by the Company included an initial licensing fee of $60,000 for the right to develop a stand alone videoconferencing system and an additional $30,000 upon production. In addition to these licensing and production fees, the Company is required to pay a royalty of $40.00 on each of the first 1,000 videoconferencing systems sold, $4.75 for the following 9,000 videoconferencing systems sold, $6.25 for the following 90,000 videoconferencing systems sold and $5.10 for each videoconferencing systems sold in excess of 100,000. Sales of the related videoconferencing systems began in fiscal year 1997.

         Pursuant to a license agreement with a software development company, which provides certain ISDN software used in the Company's videoconferencing systems, the Company pays a royalty of $25 on each of the first 10,000 systems sold, $15 on each system over 10,000 up to 50,000 and $8 on each system sold in excess of 50,000.

RESEARCH AND DEVELOPMENT

         The Company incurred research and development expenses in fiscal year 1999 and 1998 of $1,281,718 and $993,525 respectively.

EMPLOYEES

         On September 27, 1999, the Company had thirty-nine full-time employees; ten in sales; five in marketing and customer support; five in technical support; nine in product development and engineering; three in operations and seven in administration and finance. None of the Company's employees is represented by a labor union. The Company believes its employee relations are good.

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

          (2) The ability of the Company to identify and develop new products and gain their acceptance by the marketplace and the impact of new technology on the Company's products.

          (3) The impact of competition within the mobile workgroup, private office and other segments of the overall market for videoconferencing equipment.

          (4)  The impact of Year 2000 issues on the Company.

ITEM 2.    DESCRIPTION OF PROPERTY

         The Company leases 7,651 square feet of space at its headquarters in Edina, Minnesota under a lease agreement which expires on September 30, 1999. The Company also leases 3,479 square feet of warehouse space near its headquarters. The Company believes its current space is sufficient for its current and anticipated needs. Currently, the Company is in negotiations with its landlord to extend the lease for its headquarters until July 2000. If the lease were not extended, the Company believes it could locate alternative space suitable for operations with minimal disruption to operations. The following schedule summarizes payments made in fiscal year 1999 for space leased by the
Company:

             Location                                         Amount
             --------                                         ------
             Edina, MN Headquarters                           $95,840
             Edina, MN Warehouse                               15,531
             Amsterdam Sales Office                            40,141
             Florida Sales Office                               1,220
             Chicago Sales Office                               4,691
             Australia Sales Office                             5,869
                                                                -----
             TOTAL                                           $163,292
                                                             --------
                                                             --------

ITEM 3.    LEGAL PROCEEDINGS

         The Company is not a party to any material legal or administrative proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Since July 25, 1995 (the date of the Company's initial public offering of Common Stock), the Company's Common Stock has been traded in the over-the-counter market and is quoted on the NASDAQ SmallCap Market System. The following table sets forth the high and low close prices for the Company's Common Stock as reported by NASDAQ. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions for the fiscal quarters indicated.

                                                       HIGH               LOW
                                                       ----               ---
                1998

                First Quarter                          $3.875            $1.250
                Second Quarter                          4.000             2.375
                Third Quarter                           3.000             1.750
                Fourth Quarter                          3.000             1.500

                1999

                First Quarter                          $4.000            $1.500
                Second Quarter                          3.750             1.875
                Third Quarter                           3.563             2.375
                Fourth Quarter                          2.375             1.625

         As of September 23, 1999, there were (a) 6,971,281 shares of Common Stock outstanding, held of record by approximately 125 persons, (although the Company has been informed that there are approximately 1,100 beneficial owners)
(b) outstanding options to purchase an aggregate of 1,418,166 shares of Common Stock, and (c) outstanding warrants to purchase an aggregate of 595,626 shares of Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998.

         NET SALES. In fiscal year 1999, net sales increased to $9,199,135, up 97.3% from $4,662,558 in fiscal year 1998. The increase in sales in fiscal year 1999 compared to fiscal year 1998 was the result of higher unit volume associated with increased marketing and broader distribution channels, which was partially offset by lower average pricing.

         The Company experienced increased unit sales volume to OEM partners in both Europe and the United States in fiscal year 1999. In fiscal year 1999, OEM sales accounted for approximately 50% of total net sales dollars, while OEM sales amounted to roughly 15% of net sales in fiscal year 1998.

         In fiscal year 1999, the Company sold units under a private label relationship with Philips Business Electronics N.V. (Philips) of Eindhoven, The Netherlands. Under the agreement, the Company and Philips co-developed a videoconferencing system for sale to Philips and ultimate distribution through Philips' worldwide network of resellers. Sales to Philips accounted for approximately $159,000 of the $4,536,577 increase in net sales in fiscal year 1999 over fiscal year 1998.

         In July, 1998, the Company entered into another co-development agreement with VTEL Corporation of Austin, Texas (VTEL). Under the terms of this agreement the Company co-developed videoconferencing systems for distribution through VTEL's worldwide network of resellers. Sales to VTEL accounted for approximately $2,885,000 of the $4,536,577 increase in net sales in fiscal year 1999 over fiscal year 1998.

         In October 1998, the Company entered into a private label agreement with Gentner Corporation, in which the Company provided a modified version of the Video Flyer Plus system for the purpose of integration into Gentner's product line, which is aimed at providing turnkey communications solutions to its customers. Sales to Gentner accounted for approximately $700,000 of the $4,536,577 increase in net sales in fiscal year 1999 compared to fiscal year 1998.

         Net sales in the fourth quarter of fiscal year 1999 were approximately $1,453,000, which dropped significantly from average quarterly sales of approximately $2,582,000 for the nine-month period ending March 31, 1999. The decrease in net sales during the fourth quarter of fiscal year 1999 was caused primarily by a reduction in net sales to OEM and private label customers along with lower net sales to the Company's resellers in the fourth quarter compared to average quarterly net sales to these customers during the first three quarters. Net sales to OEM and private label customers decreased during the fourth quarter of fiscal year 1999 because these customers ordered the minimum quantities required under their OEM and private label agreements with the Company. In the fourth quarter of fiscal year 1999, these minimum quantities were lower than average quarterly minimum quantities during the nine months ended March 31, 1999.

         Sales to the Company's resellers declined during the fourth quarter of fiscal year 1999 as a result of the Company's introduction of its new MediaPro product in June 1999. The Company believes many of its current or new resellers who ordinarily would have ordered units in the fourth quarter of fiscal year 1999 did not do so because they wanted to sell the MediaPro product and production units were not available until after the end of the Company's fiscal year. The Company believes that most of the reduction in sales from resellers in the fourth quarter of fiscal year 1999 may not be recovered in fiscal year 2000 because end users may have purchased alternative equipment from competitors in the fourth quarter due to the unavailability of MediaPro.

         Although the Company plans to continue pursuing and supporting OEM and private label customers and their needs, it also expects to aggressively pursue a strategy of building a stronger channel of resellers to sell its products under the RSI label in fiscal year 2000. The Company believes that the addition of the MediaPro product line, combined with an ability to offer programs that provide attractive margins to resellers allows the Company to pursue such a strategy. With this plan, the Company expects increased unit volume in fiscal year 2000 compared to fiscal year 1999. The increase resulting from a higher mix of sales through resellers is expected to more than offset the impact of a lower mix of sales through private label relationships in fiscal year 2000 compared to fiscal year 1999.

         Average pricing decreased during fiscal year 1999 as a result of an increased proportion of sales through private label relationships compared to fiscal year 1998 and competitive pressure on the Company's Video Flyer Plus product. The Company's new MediaPro product carries higher average pricing than Video Flyer Plus. The Company's plan to increase the mix of sales to resellers under its own name in fiscal year 2000 and to emphasize the MediaPro product line are expected to mitigate downward pressure on price points. Since the Company may experience increased competition in the future, the Company plans to continue its strategy of providing additional value added enhancements to its products in fiscal year 2000 to further counteract any downward pressure on price points.

         As a result of higher expected unit volume and Company plans to mitigate downward pressure on price, the Company expects fiscal year 2000 revenues to increase compared to fiscal year 1999.

         GROSS PROFIT (LOSS). The Company generated a gross profit of $4,751,192 or 51.6% of net sales for fiscal year 1999 compared to a gross profit of $2,539,005 or 54.5% of net sales for fiscal year 1998. Cost of goods sold in fiscal year 1999 amounted to $4,447,943, or 48.4% of net sales compared to $2,123,553 or 45.5% of net sales in fiscal year 1998. The higher cost of goods sold relative to net sales in fiscal year 1999 resulted from a higher proportion of sales in fiscal year 1999 to OEM and private label customers which were priced lower than sales to resellers under the RSI label.

         The Company's new MediaPro product was designed with a lower manufacturing cost than Video Flyer Plus in order to minimize gross profit erosion. As a result of this factor and an expected shift toward a higher proportion of sales to resellers under the RSI label, even with increased competition overall gross margins are expected to remain relatively stable in fiscal year 2000 compared to fiscal year 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1,281,718 or 13.9% of net sales for fiscal year 1999 compared to $993,525 of 21.3% of net sales for fiscal year 1998. The decrease as a percentage of net sales was due to higher sales volume in fiscal year 1999 as discussed above. The higher amount of dollar spending on research and development in fiscal year 1999 compared to fiscal year 1998 was caused by the Company's full scale development of its new MediaPro product in fiscal year 1999. In fiscal year 1998, the Company's research and development activities were concentrated on enhancements to the Video Flyer product line which required lower overall expenditures.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling general and administrative expenses were $4,268,296 or 46.4% of net sales for fiscal year 1999 compared to $3,478,665 or 74.6% of net sales for fiscal year 1998. The percentage decrease was due to the higher sales volume in fiscal year 1999. In fiscal year 1999, the Company increased its marketing, sales and technical support expenses in North America and Europe to help generate and support higher sales volume, resulting in a higher level of dollar expenditures.

         OTHER INCOME AND EXPENSE. In fiscal year 1999, interest expense was $151,569 compared to $86,649 for fiscal year 1998. The increase in fiscal year 1999 was due to increased outstanding borrowings on the Company's line of credit throughout fiscal year 1999, compared to fiscal year 1998. The higher borrowing was a result of growth of the business and related working capital needs in fiscal year 1999. Interest income was $68,946 in fiscal year 1999 compared to $53,249 in fiscal year 1998. The higher interest income in fiscal year 1999 was due to increased cash and cash equivalents available to the Company in fiscal year 1999 from the Company's private placement in January 1998.

         NET OPERATING LOSS CARRYFORWARDS. The Company has net operating loss carryforwards for financial and federal income tax reporting purposes of approximately $14,848,000 which can be used to offset taxable income in future years. Sales of the Company's equity during fiscal year 1998, 1997 and 1996 have caused changes in ownership under section 382 of the Internal Revenue Code of 1996, which limits the use of the Company's net operating loss carryforwards existing as of the date of the ownership change. It is not anticipated that any limitation would have a material adverse effect on the Company.

         As a result of the above, the net loss for fiscal year 1999 was $(878,675) or $(0.13) per share, compared to a net loss of $(1,959,956), or $(0.34) per share for fiscal year 1998. The net loss was primarily a result of lower net sales in the fourth quarter of fiscal year 1999 compared to the first three quarters as discussed above. Although there can be no assurances of profitability, the Company believes it has entered fiscal year 2000 with a solid plan for increasing net sales and profitability. This plan is centered around Company efforts to increase the mix of sales through resellers and maintain gross margins comparable to fiscal year 1999 with a focus on the MediaPro product line.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997.

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

         The average pricing levels increased in fiscal year 1998 because the Company's product mix shifted to its new Video Flyer and Video Flyer Plus products in fiscal year 1998. Video Flyer was first shipped in March, 1997. Therefore, product mix in fiscal year 1997 included a significant portion of the Company's previous generation product, which carried a lower overall sales price.

         GROSS PROFIT (LOSS). The Company generated a gross profit of $2,539,005 or 54.5% of net sales for fiscal year 1998 compared to a gross loss of $(763,793) or (29.7%) of net sales for fiscal year 1997. The 1997 gross loss resulted from an inventory writedown to lower of cost or market of $1,430,428 related to the Company's previous generation product. Cost of goods sold in fiscal year 1998 amounted to $2,123,553, or 45.5% of net sales compared to $1,904,216 or 74.1% of net sales in fiscal year 1997. The lower cost of goods sold relative to net sales in fiscal year 1998 resulted from a full year of production of the Company's Video Flyer and Video Flyer Plus products in fiscal year 1998, compared to only four months in fiscal year 1997. A significant portion of the Company's sales in fiscal year 1997 were generated from its previous generation product, which was lower priced and more costly to manufacture than the Video Flyer.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $993,525 or 21.3% of net sales for fiscal year 1998 compared to $1,528,493 of 59.5% of net sales for fiscal year 1997. The decrease as a percentage of net sales was due to higher sales volume in fiscal year 1998 as discussed above. The higher amount of dollar spending on research and development in fiscal year 1997 compared to fiscal year 1998 was caused by the Company's full scale development of its new Video Flyer product in fiscal year 1997. In fiscal year 1998, the Company's research and development activities were concentrated on enhancements to the Video Flyer, requiring lower overall expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998.

         CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES. Cash and cash equivalents, combined with marketable securities, totaled $1,411,808 on June 30, 1999 compared to $1,361,648 on June 30, 1998. The primary reason for the relatively stable level of cash and marketable securities during fiscal year 1999 was that cash used in operating activities was largely offset by increased borrowing from the Company's line of credit, as discussed below.

         NET CASH USED IN OPERATING ACTIVITIES. The amount of cash used in operating activities was $(598,245) during fiscal year 1999 compared to $(2,582,643) during fiscal year 1998. The cash used in operating activities resulted mainly from a net loss of $(878,675) which was partially offset by non-cash depreciation expenses of $291,613.

         At June 30, 1999, an increase in the Company's supply of compression chips and other components resulted in increased levels of inventory compared to June 30, 1998. In addition, the Company had a higher inventory of Video Flyer Plus products at June 30, 1999, compared to June 30, 1998. The Company expects to continue selling both its Video Flyer Plus products and MediaPro products in fiscal year 2000. In addition, inventory levels are expected to increase in fiscal year 2000 to support the multiple lines of products and expected overall growth in sales volume.

         In connection with its business growth and new products, accounts payable increased $294,823 from June 30, 1998 to June 30, 1999, partially offsetting the cash used in operations resulting from increased inventory levels.

         NET CASH USED IN INVESTING ACTIVITIES. In fiscal year 1998, the Company invested a portion of the proceeds of a January 1998, private placement of its common stock in marketable securities. As of June 30, 1999, $1,952,015 of these securities had matured and a total of $1,964,770 had been invested.

         During fiscal year 1999, the Company also invested in new equipment totaling $122,806 to support the overall growth in the Company.

         NET CASH PROVIDED BY FINANCING ACTIVITIES. Cash provided by financing activities was $770,576, which was comprised primarily of $750,042 borrowed on the Company's line of credit and $101,719 from the issuance of common stock associated with the exercise of employee stock options and stock warrants held by individuals and a director. Offsetting these sources of cash were payments made for equipment leased under capital leases of $81,185.

         On September 3, 1999, the Company amended its commercial loan agreement with a bank. The new agreement provided the Company with an increase in its committed line of credit, from $2,000,000 to $2,500,000. The line is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable, inventory and marketable securities.

         Management plans to continue to increase sales and improve operating results through increased marketing and broader distribution of its products through a stronger dealer network. The Company believes that funds generated from operations and funds available under the line of credit will be sufficient to cover cash needs. In the event these sources of cash are not sufficient, management would seek additional financing or would conserve cash by reducing administrative, product development, and sales and marketing expenses.

NASDAQ LISTING REQUIREMENTS

         The Nasdaq SmallCap Stock Market requires several minimum valuations for member companies such as the Company to remain listed. One such requirement is that the Company maintain a net tangible asset balance of at least $2 million. On June 30, 1999, the Company had a net tangible asset balance of $1,486,383, which was below the Nasdaq requirement. The Company expects to raise additional capital and improve operating results in order to meet the Nasdaq requirement. However, there can be no assurance that the Company will be able to raise such capital, or of the timing of such activity, or that the Company will continue to remain listed even if such capital is raised. If the Company is delisted from the Nasdaq SmallCap Market for failure to meet the listing requirements, the common stock would be subject to the rules relating to "penny stocks". These rules require brokers who sell penny stocks to persons other than established customers and "institutional accredited investors" to complete documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These rules may restrict the ability of brokers to sell the Company's common stock and may affect the ability of owners of the common stock to sell it in the secondary market.

YEAR 2000 ISSUES

         The Company has completed what it believes to be the critical aspects of preparing for Year 2000 issues relative to its business. The following information outlines the current status of the Company's activities and plans regarding the Year 2000 issue.

COMPANY STATE OF READINESS.

         DESCRIPTION OF THE COMPANY'S INFORMATION TECHNOLOGY AND NON-INFORMATION TECHNOLOGY SYSTEMS. The Company uses a widely used PC based information system to process financial transactions and generate financial information. The Company also uses various other PC based software packages to support its business. These systems are linked by a network at the Company's headquarters in Edina, Minnesota. No significant information systems are located outside the Company's headquarters, other than individual stand alone PC software packages used by sales personnel. The Company's videoconferencing products utilize imbedded technology supported by microcontrollers which do not utilize time or dates to operate.

         STATUS OF COMPANY TIMETABLE FOR YEAR 2000 READINESS. The Company has completed the following phases and timetable for becoming ready for the Year 2000:

         Awareness Phase - The Company has researched the Year 2000 issue and has had communication both internally and with outside parties including its bank, key suppliers and certain customers. The Company is aware of the potential issues surrounding the Year 2000 problem and this phase is complete.

         Assessment Phase - This phase included establishing a Year 2000 team and investigating how Year 2000 issues may impact the Company, both in terms of the specific aspects of the business which could be affected, and the consequences to the Company if it is not prepared. The Company has completed this phase.

         Renovation Phase - The renovation phase covered all Company actions to correct systems which were not Year 2000 compliant, or develop alternate systems in all areas which were determined to have a significant impact on the Company if not corrected. The Company completed this phase.

         Validation Phase - This phase included all Company activities performed to test any new or alternate systems for conducting its business, and taking corrective actions in situations where new systems do not properly handle year 2000 problems. This phase is completed.

         Implementation Phase - In this phase, the Company began utilizing all newly developed systems which were installed to correct Year 2000 problems as they relate to the Company. This phase is completed.

         DESCRIPTION OF COMPANY RELATIONSHIPS WITH THIRD PARTIES RELATIVE TO YEAR 2000 ISSUES. The Company has relationships with key suppliers to support its business. These suppliers include its third party manufacturer, (Altron, Inc.), suppliers for critical components including 8x8, Inc., suppliers for third party software utilized in the Company's product and other key vendors. While the Company believes alternate vendors could be utilized to provide comparable products and services currently provided by its key vendors, the Company currently relies on its relationships with its key vendors to conduct its business, and changes in sources of key products and services could have a material impact on the Company. The Company has completed the process of assessing the impact of these third party risks and has determined the risks to be minimal.

COSTS TO ADDRESS COMPANY'S YEAR 2000 ISSUES.

         The costs of assessing the year 2000 problem have been insignificant and remediation costs have not been material to the Company's financial condition or operating results.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES.

         A worst case scenario relative to the Year 2000 issue would be that the Company needs to replace both its information technology and non-information technology systems, and utilize alternate sources of supply for its critical components and third party manufacturing. Because of its current size, the Company believes replacement of its current information systems would not result in costs material to the Company's financial condition or results of operations. In the event key sources of supply were disrupted due to Y2K issues with vendors, the Company believes it could implement suitable alternative sources of supply but the situation could have a material impact on the Company's business. The Company has analyzed these uncertainties as part of its Year 2000 assessment phase and has a plan of action to minimize the uncertainties and mitigate the potential costs involved, should the worst case scenario occur.

CONTINGENCY PLANS.

         The Company currently has a contingency plan to handle the worst case scenario above. The Company believes it is not practical to implement remediation efforts to remove the risks of the worst case scenario above, due to the costs involved and the Company's belief that the likelihood of the worst case scenario occurring is remote. The Company continues to monitor the Y2K situation carefully as is relates to its business and expects to take appropriate measures to mitigate the impact of a worst case scenario should signs of it become apparent.

ITEM 7.       FINANCIAL STATEMENTS.

              The following Financial Statement and Independent Auditors' Report thereon are included herein.

                                                                                             Page
                                                                                             ----
              Independent Auditors' Report............................................        25

              Balance Sheets as of June 30, 1999 and 1998.............................        26

              Statements of Operations for the years ended
                June 30, 1999, 1998 and 1997..........................................        27

              Statements of Stockholders' Equity for
                the years ended June 30, 1999, 1998 and 1997..........................        28

              Statements of Cash Flows for the years ended
              June 30, 1999, 1998 and 1997............................................        29

              Notes to Financial Statements...........................................        30

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)           DIRECTORS AND EXECUTIVE OFFICERS

Name                           Age         Position with Company
----                           ---         ---------------------
Donald C. Lies                  51         Chairman of the Board, Chief Executive
                                           Officer and President

Richard F. Craven               56         Chairman of the Board, and Acting Chief Executive
                                           Officer and President

David W. Stassen                47         Director

Manfred D. Haiderer             59         Director

James D. Hanzlik                43         Chief Financial Officer

Marti D. Miller                 42         Vice President of Engineering

         DONALD C. LIES became President, Chief Executive Officer and a director of the Company on July 1, 1996. Before joining the Company, Mr. Lies founded CHORUS Marketing Group in May of 1989 and served as its President until June of 1996. CHORUS specialized in both reengineering of management, marketing and sales processes for a variety of office and factory automation systems manufacturers and service providers. From 1987 to 1989, Mr. Lies served as the Vice President of Marketing and Sales for Com Squared Systems, a computer software design, manufacturing and reselling company. From 1985 to 1987, Mr. Lies was director of Scanning Products Marketing for commercial products at National Computer Systems. Prior to that, Mr. Lies served as General Manager and Vice President for Norstan, Inc. in its information systems division for five years. Before joining Norstan, Mr. Lies was in sales for the office systems group of IBM. Mr. Lies is the brother-in-law of David W. Stassen who is also a director of the Company. Mr. Lies resigned his position as Chairman, Chief Executive Officer and President on September 7, 1999.

         RICHARD F. CRAVEN became acting President, Chief Executive Officer and Chairman of the Board on September 7, 1999. He is a founder of the Company and has served as a director since its inception in December 1993. Mr. Craven is a private investor and has been involved as a manager, owner and developer in several real estate ventures. He has been a licensed real estate broker and a licensed insurance agent since 1965. Mr. Craven is also a director of VideoLabs, Inc.

     DAVID W. STASSEN was elected as a director of the Company in June 1995. He has served as President and Chief Executive Officer of Spine-Tech, Inc., a manufacturer of spinal implants, since June 1992 and as a director since June 1991. From January 1990 until June 1992, Mr. Stassen served as Executive Vice President of St. Paul Venture Capital, Inc. He is also a director of Avecor Cardiovascular, Inc., a medical products company. Mr. Stassen is the brother-in-law of Donald C. Lies. Mr. Stassen resigned his position as a director on August 30, 1999.

     MANFRED D. HAIDERER was elected as a director of the Company in February 1998. Mr. Haiderer has served as President and V.P., U.S.A. Operations for Richards-Wilcox Inc., a manufacturer of office and material handling products since 1990. Prior to that, Mr. Haiderer was President and CEO of Baker Material Handling Corporation. Mr. Haiderer resigned his position as a director on September 7, 1999.

     JAMES D. HANZLIK became Chief Financial Officer on January 9, 1997. Before joining the Company, Mr. Hanzlik was Vice President, Controller for Sterner Lighting Group, a manufacturer of commercial lighting. Prior to that, Mr. Hanzlik served as Controller and Product Group Manager for Despatch Industries Ltd. a manufacturer of industrial heat processing equipment.

     MARTI D. MILLER became Vice President of Engineering in August 1995. Before joining the Company, Mr. Miller was Director of Engineering for Transition Networks, Inc.

         The members of the Board of Directors are elected annually at the Annual Meeting of Shareholders. Executive officers are elected by the Board of Directors and serve until their successors are elected and appointed.

BOARD OF DIRECTORS' COMMITTEES

         The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee supervises the financial affairs of the Company and generally reviews the results and scope of the audit and other services provided by the Company's independent accountants and reports the results of their review to the full Board and to the Company's management. The Compensation Committee has general responsibility for management of compensation matters, including recommendations to the Board of Directors on compensation arrangements for officers and incentive compensation for employees of the Company. Currently, both committees consist of Mr. Craven only until replacements to the Board of Directors are installed.

(B)      SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 1999, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by
Section 16 of the Exchange Act.

ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company for services rendered for the years ended June 30, 1997, 1998 and 1999 to (i) all persons who served as the Chief Executive Officer of the Company during fiscal year 1999 and (ii) the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 in fiscal year 1999 (the "Named Executive Officers"). Other than those individuals listed below, no executive officer of the Company received cash compensation of more than $100,000 in fiscal year 1999.

                           SUMMARY COMPENSATION TABLE

                                                                    RESTRICTED                         ALL OTHER
   NAME AND PRINCIPAL       FISCAL       ANNUAL COMPENSATION          STOCK         UNDERLYING       COMPENSATION
        POSITION             YEAR      SALARY ($)      BONUS ($)      AWARDS        OPTIONS (#)            $
   ------------------       ------     ----------      ---------    ----------      ----------       ------------
Donald C. Lies               1997       150,000         0           200,000(1)        215,000            7,800
CHIEF EXECUTIVE OFFICER      1998       171,693         0               0             200,000            7,800
AND PRESIDENT                1999       194,769         0               0             150,000

Mr. James D. Hanzlik         1997        39,885         0               0              40,000            1,800
CHIEF FINANCIAL OFFICER      1998        89,885         0               0              20,000            4,200
                             1999       102,625         0               0              40,000            4,800

Marti D. Miller              1997        96,000         0               0              40,000                0
VICE PRESIDENT,              1998       107,723         0               0              20,000                0
ENGINEERING                  1999       129,969         0               0              40,000                0

(1) On July 1, 1996, the Company granted Donald C. Lies 25,000 shares of restricted common stock vesting in equal increments of 25% of such shares at each interval of six months from July 1, 1996, so long as Mr. Lies remains employed by the Company. On June 30, 1999, Mr. Lies owned 25,000 shares of the restricted stock pursuant to the agreement, with an aggregate value of $42,200 based on the June 30, 1999, closing bid price of the Company's Common Stock of $1.688 per share.

OPTION GRANTS AND EXERCISES

         The tables below set forth information about the stock options held by the Named Executive Officers and the potential realizable value of the options held by such person on June 30, 1999. No stock options were exercised by the Named Executive Officers of the Company during fiscal year 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                        NUMBER OF SECURITIES    % OF TOTAL OPTIONS GRANTED
                            UNDERLYING                 TO EMPLOYEES          EXERCISE PRICE
        NAME           OPTIONS GRANTED (#)(1)       IN FISCAL YEAR 1999          ($/SH)          EXPIRATION DATE
        ----           ----------------------   --------------------------   --------------      ---------------
Donald C. Lies                150,000(2)                23.0%                     2.00          September 7, 1999
CHIEF EXECUTIVE
OFFICER AND
PRESIDENT

Marti D. Miller                40,000(3)                 6.1%                     2.00           October 6, 2003
VICE PRESIDENT,
ENGINEERING

James D. Hanzlik               40,000(4)                 6.1%                     2.00           October 6, 2003
CHIEF FINANCIAL
OFFICER

--------------------

(1) During fiscal year 1999, options to acquire an aggregate of 653,000 shares of Common Stock were granted to all employees and options to acquire 50,000 shares of Common Stock were granted to non-employee directors and other non-employees.

(2) 150,000 options were granted to Mr. Lies on October 7, 1998. As a result of his resignation from the Company on September 7, 1999, (See Employment Agreements), the options were cancelled, and none are vested or exercisable.

(3) 40,000 options were granted to Mr. Miller on October 7, 1998. The options become vested and exercisable in three equal installments commencing one year after the date of the grant.

(4) 40,000 options were granted to Mr. Hanzlik on October 7, 1998. The options become exercisable in three equal installments commencing one year after the date of the grant.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                          VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED            IN-THE-MONEY OPTIONS
                      SHARES ACQUIRED     VALUE       OPTIONS AT JUNE 30, 1999 (#)      AT JUNE 30, 1999 ($)(1)
        NAME          ON EXERCISE (#)   REALIZED ($)   EXERCISABLE UNEXERCISABLE       EXERCISABLE UNEXERCISABLE
        ----          ---------------   ------------  ------------ ---------------     ----------- -------------
Donald C. Lies               0              0            406,666       158,334             55,988       4,692
CHIEF EXECUTIVE
OFFICER AND
PRESIDENT

Marti D. Miller
VICE PRESIDENT,              0              0             51,667        68,333             16,890       5,630
ENGINEERING

James D. Hanzlik             0              0             36,667        63,333             16,890       5,630
CHIEF FINANCIAL
OFFICER

--------------------

(1) Based on the June 30, 1999, closing bid price of the Company's Common Stock of $1.688 per share.

EMPLOYEE AGREEMENTS

         The Company and Donald C. Lies entered into an employment agreement, dated as of July 1, 1996, which provides that Mr. Lies will receive the following: (i) an annual salary of $150,000; (ii) a grant of 25,000 shares of restricted Common Stock vesting in equal increments of 25% of such shares at each interval of six months from the effective date of Mr. Lies employment, so long as Mr. Lies remains employed by the Company; (iii) a grant of options to purchase 110,000 shares of Common Stock at $8.00 per share, vesting in equal increments of 25% of such options at each interval of six months from July 1, 1996, so long as Mr. Lies remains employed by the Company; and (iv) an automobile allowance of $650 per month. In October, 1997, Mr. Lies's annual salary was increased to $180,000 and in 1998, Mr. Lies's salary was increased to $200,000. In addition to the foregoing, the agreement entitled Mr. Lies to all other benefits available generally to employees of the Company, including vacation and health benefits. On September 7, 1999, Mr. Lies resigned from the Company. Under the terms of a severance agreement, Mr. Lies is to be paid his annual salary of $200,000 in 12 equal monthly installments beginning September 8, 1999. The severance agreement precludes Mr. Lies from competing with the Company until August 31, 2000.

COMPENSATION OF DIRECTORS

         The Board of Directors of the Company has established the following compensation policies for non-employee directors of the Company. Non-employee directors receive $100 for each meeting attended. Also, under the Company's 1994 Stock Plan, each non-employee director is granted, upon election to the Board, an option to purchase 10,000 shares of Common Stock, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. After the year of election, each non-employee director will also receive annually an option to purchase 5,000 shares of Common Stock exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. On November 19, 1998, options to acquire 10,000 shares of the Company's Common Stock were granted to non-employee directors, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. Directors who are employees of the Company receive no additional compensation for serving as directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of September 23, 1999, the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such group or person. The address for all directors and officers of the Company is 5555 West 78th Street, Suite F, Minneapolis, MN, 55439.

                                                     NUMBER OF SHARES
NAME                                                BENEFICIALLY OWNED                  OWNED PERCENTAGE
----                                                ------------------                  ----------------
Donald C. Lies................................             454,991  (1)                        6.2%
Richard F. Craven.............................             998,000  (2)                       14.2%
David W. Stassen..............................              80,000  (3)                        1.1%
Manfred D. Haiderer...........................              20,000  (4)                           *
Marti D. Miller...............................              61,668  (5)                           *
James D. Hanzlik..............................              56,668  (6)                           *
All Current Executive Officers and
Directors as a Group (6 persons)..............           1,671,327  (7)                       22.0%

Perkins Capital Management....................             554,200                             8.0%

--------------------

*    Indicates ownership of less than 1%.

(1) Includes 406,666 shares which may be acquired within 60 days upon the exercise of stock options.

(2) Includes (i) 47,500 shares which may be acquired within 60 days upon the exercise of stock options and warrants and (ii) 45,000 shares owned by Mr. Craven's three children.

(3) Includes 40,000 shares which may be acquired within 60 days upon the exercise of stock options.

(4) Includes 20,000 shares which may be acquired within 60 days upon the exercise of stock options.

(5) Includes 61,668 shares which may be acquired within 60 days upon the exercise of stock options.

(6) Includes 56,668 shares which may be acquired within 60 days upon the exercise of stock options.

(7) Includes 632,502 shares which may be acquired within 60 days upon the exercise of stock options and warrants.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Richard F. Craven, a director of the Company, is the father-in-law of the owner/partner of Pointe Design, which is a Minneapolis, Minnesota based company that designs and prints advertising and other marketing tools. The Company has used Pointe Design's services to print marketing brochures and other advertising media. Net purchases by the Company from Pointe Design totaled $148,371, $108,405 and $97,500 during fiscal year 1999, 1998 and 1997 respectively. The Company believes its transactions with Pointe Design have been on terms no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.

         In connection with the private offering of the Company's Common Stock in January 1998, certain members of the Board of Directors of the Company purchased a total of 176,725 shares of the Company's Common Stock.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

                  See Exhibit Index on page 41 which is incorporated herein by reference. Exhibits that cover management contract or compensatory plans or arrangements are marked with an asterisk (*) in the Exhibit Index.

(b)      REPORTS ON FORM 8-K

                  None.

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
RSI Systems, Inc.:

We have audited the accompanying balance sheets of RSI Systems, Inc. (the Company) as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RSI Systems, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.






Minneapolis, Minnesota
August 12, 1999, except as to notes 3 and 5 which are as of September 3, 1999, and note 7(b) which is as of September 7, 1999

                               RSI SYSTEMS, INC.

                                 Balance Sheets

                             June 30, 1999 and 1998


                                             ASSETS                                  1999           1998
                                                                                  ------------  -------------
Current assets:
   Cash and cash equivalents                                                    $     418,863        382,093
   Marketable securities                                                              992,945        979,555
   Accounts receivable, net of allowance for doubtful
     accounts of $228,000 in 1999 and $254,000 in 1998                              1,517,650      1,541,626
   Inventories (note 4)                                                             1,034,238        637,422
   Prepaid expenses                                                                    86,566         56,949
                                                                                  ------------  -------------

             Total current assets                                                   4,050,262      3,597,645
                                                                                  ------------  -------------

Property and equipment:
   Furniture and equipment                                                          1,318,843      1,038,463
   Leasehold improvements                                                              56,279         50,625
     Less accumulated depreciation and amortization                                  (852,016)      (560,403)
                                                                                  ------------  -------------

             Net property and equipment                                               523,106        528,685
                                                                                  ------------  -------------

                                                                                $   4,573,368      4,126,330
                                                                                  ------------  -------------
                                                                                  ------------  -------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving credit facility (note 5)                                           $   1,247,757        497,715
   Current portion of capital lease obligations (note 6)                              106,140         55,388
   Accounts payable                                                                 1,332,154      1,037,331
   Accrued expenses                                                                   183,569        124,254
   Deferred revenue                                                                    77,800         40,664
                                                                                  ------------  -------------

             Total current liabilities                                              2,947,420      1,755,352
                                                                                  ------------  -------------

Long-term liabilities:
   Capital lease obligations, net of current portion (note 6)                         139,565        107,639
                                                                                  ------------  -------------

             Total long-term liabilities                                              139,565        107,639
                                                                                  ------------  -------------

Stockholders' equity (note 9):
   Common stock, par value $.01 per share, authorized 10,000,000 shares;6,837,281 and 6,657,281 issued and outstanding at
     June 30, 1999 and 1998, respectively                                              68,373         66,573
   Additional paid-in capital                                                      17,338,241     17,238,322
   Accumulated deficit                                                            (15,920,231)   (15,041,556)
                                                                                  ------------  -------------

             Total stockholders' equity                                             1,486,383      2,263,339

Commitments and contingencies (notes 6 and 7)
                                                                                  ------------  -------------

                                                                                $   4,573,368      4,126,330
                                                                                  ------------  -------------
                                                                                  ------------  -------------

See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                            Statements of Operations

                    Years ended June 30, 1999, 1998, and 1997


                                                                1999         1998         1997
                                                             -----------  ------------ ------------
Net sales                                                  $  9,199,135     4,662,558    2,570,851
Cost of goods sold                                            4,447,943     2,123,553    1,904,216
Inventory writedown to lower of cost or market (note 4)              --            --    1,430,428
                                                             -----------  ------------ ------------

           Gross profit (loss)                                4,751,192     2,539,005     (763,793)

Research and development                                      1,281,718       993,525    1,528,493
Selling, general, and administrative                          4,268,296     3,478,665    3,445,301
                                                             -----------  ------------ ------------

           Operating loss                                      (798,822)   (1,933,185)  (5,737,587)

Other income (expense):
   Other income                                                   2,770         6,629        2,913
   Interest income                                               68,946        53,249       90,324
   Interest expense                                            (151,569)      (86,649)     (40,340)
                                                             -----------  ------------ ------------

Other income (expense), net                                     (79,853)      (26,771)      52,897
                                                             -----------  ------------ ------------

           Net loss                                        $   (878,675)   (1,959,956)  (5,684,690)
                                                             -----------  ------------ ------------
                                                             -----------  ------------ ------------

Basic loss per share                                       $      (0.13)        (0.34)       (1.30)

Diluted loss per share                                     $      (0.13)        (0.34)       (1.30)
                                                             -----------  ------------ ------------
                                                             -----------  ------------ ------------

Weighted average common shares outstanding:
   Basic                                                      6,695,859     5,706,145    4,378,326
   Diluted                                                    6,695,859     5,706,145    4,378,326
                                                             -----------  ------------ ------------
                                                             -----------  ------------ ------------


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                       Statements of Stockholders' Equity

                    Years ended June 30, 1999, 1998, and 1997


                                                                                 FOREIGN                    UNEARNED
                                                 COMMON STOCK      ADDITIONAL   CURRENCY                 COMPENSATION--
                                             --------------------   PAID-IN     TRANSLATION ACCUMULATED     RESTRICTED
                                              SHARES       AMOUNT   CAPITAL     ADJUSTMENT   DEFICIT         STOCK         TOTAL
                                             ---------  ---------  ----------  -----------  ------------     -----------  ---------
Balances at June 30, 1996                    3,251,015  $  32,510  10,214,252    28,400      (7,396,910)          --      2,878,252

   Common stock sold in private
     placement [note 9(a)]                   1,500,000     15,000   3,927,892        --              --           --      3,942,892

   Exercise of stock options                     1,250         13       4,362        --              --           --          4,375

   Common stock warrant issued to
     underwriter                                    --         --          50        --              --           --             50

   Shutdown of foreign subsidiary                   --         --          --   (28,400)             --           --        (28,400)

   Restricted stock award [note 7(b)]               --         --     200,000        --              --     (100,000)       100,000

   Common stock issued in settlement
     of claim                                    5,000         50      11,825        --              --           --         11,875

   Net loss for the year ended June 30, 1997        --         --          --        --      (5,684,690)          --     (5,684,690)
                                             ---------  ---------  ----------  -----------  ------------     -----------  ---------

Balances at June 30, 1997                    4,757,265     47,573  14,358,381        --     (13,081,600)    (100,000)     1,224,354

   Common stock sold in private
     placement [note 9(a)]                   1,671,255     16,712   2,506,233        --              --           --      2,522,945

   Common stock warrant issued
     to underwriter                                 --         --         100        --              --           --            100

   Restricted stock award [note 7(b)]           18,750        188        (188)       --              --      100,000        100,000

   Common stock issued in settlement of
     trade payables [note 9(a)]                210,011      2,100     373,796        --              --           --        375,896

   Net loss for the year ended June 30, 1998        --         --          --        --      (1,959,956)          --     (1,959,956)
                                             ---------  ---------  ----------  -----------  ------------     -----------  ---------

Balances at June 30, 1998                    6,657,281     66,573  17,238,322        --     (15,041,556)          --      2,263,339

   Exercise of stock options                    23,750        237      26,482        --              --           --         26,719

   Common stock warrant exercised
     by individuals                            150,000      1,500      73,500        --              --           --         75,000

   Restricted stock award [note 7(b)]            6,250         63         (63)       --              --           --             --

   Net loss for the year ended June 30, 1999        --         --          --        --        (878,675)          --       (878,675)
                                             ---------  ---------  ----------  -----------  ------------     -----------  ---------

Balances at June 30, 1999                    6,837,281  $  68,373  17,338,241        --     (15,920,231)          --      1,486,383
                                             ---------  ---------  ----------  -----------  ------------     -----------  ---------
                                             ---------  ---------  ----------  -----------  ------------     -----------  ---------

See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                            Statements of Cash Flows

                    Years ended June 30, 1999, 1998, and 1997


                                                                                            1999          1998         1997
                                                                                         ------------  -----------  -----------
Cash flows from operating activities:
   Net                                                                                 $   (878,675)   (1,959,956)  (5,684,690)
   loss
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                         291,613      255,230      239,867
       Inventory writedown to lower of cost or market (note 4)                                    --           --    1,430,428
       Compensation from restricted stock                                                         --      100,000      100,000
       Common stock issued in settlement of claim                                                 --           --       11,875
       Foreign currency translation adjustment                                                    --           --     (28,400)
       Changes in operating assets and liabilities:
         Accounts receivable                                                                  23,976    (794,199)    (222,994)
         Inventories                                                                       (396,816)     (92,809)    (365,173)
         Prepaid expenses                                                                   (29,617)     (15,393)      143,102
         Accounts payable                                                                    294,823      246,720      887,687
         Accrued expenses                                                                     59,315    (238,911)    (364,067)
         Deferred revenue                                                                     37,136     (83,325)      123,989
                                                                                         ------------  -----------  -----------

                 Net cash used in operating activities                                     (598,245)   (2,582,643)  (3,728,376)
                                                                                         ------------  -----------  -----------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                             1,952,015      197,995           --
   Purchase of marketable securities                                                     (1,964,770)   (1,169,603)          --
   Additions to property and equipment                                                     (122,806)     (227,218)    (99,191)
                                                                                         ------------  -----------  -----------

                 Net cash used in investing activities                                     (135,561)   (1,198,826)    (99,191)
                                                                                         ------------  -----------  -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                    101,719    2,522,945    3,947,267
   Proceeds from issuance of warrants                                                             --          100           50
   Repayments of obligations under capital leases                                           (81,185)      (9,869)           --
   Net proceeds from revolving line of credit                                                750,042      497,715           --
                                                                                         ------------  -----------  -----------

                 Net cash provided by financing activities                                   770,576    3,010,891    3,947,317
                                                                                         ------------  -----------  -----------

                 Increase (decrease) in cash and cash equivalents                             36,770    (770,578)      119,750

Cash and cash equivalents at beginning of year                                               382,093    1,152,671    1,032,921
                                                                                         ------------  -----------  -----------

Cash and cash equivalents at end of year                                               $     418,863      382,093    1,152,671
                                                                                         ------------  -----------  -----------
                                                                                         ------------  -----------  -----------

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                              $     126,068       83,600       39,970
                                                                                         ------------  -----------  -----------
                                                                                         ------------  -----------  -----------

Supplemental schedule of noncash investing and financing activities:

   During fiscal year 1999 and 1998, the Company entered into capital lease obligations for the purchase of equipment in the amount of $146,307 and $173,204, respectively.

   During fiscal year 1998, the Company issued 210,011 shares of its common stock in exchange for the settlement of $375,896 of trade payables.


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 1999, 1998, and 1997


(1)  DESCRIPTION OF BUSINESS

     Founded in 1993, RSI Systems, Inc. (the Company) designs, manufactures, and resells business level videoconferencing systems for domestic and international markets. These systems are available in a variety of configurations and price points.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  NEW ACCOUNTING PRONOUNCEMENTS

          Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, became effective for the Company in fiscal 1999. This standard prescribes a new way of reporting and displaying the balances of changes in certain equity accounts. SFAS No. 130 does not affect the measurement or accounting for these accounts. SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, also became effective for the Company in fiscal 1999. This standard replaces existing disclosure requirements for industry and geographic segments with requirements for annual and quarterly disclosure information about reportable operating segments and certain geographic data. By their nature, SFAS Nos. 130 and 131 had no effect on the Company's reported operations or financial position.

          SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, effective in 2001, establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company does not anticipate that SFAS No. 133 will have a material impact on its financial position or results of operations.

     (B)  CASH AND CASH EQUIVALENTS

          The Company considers investments in highly-liquid debt securities having an initial maturity of three months or less to be cash equivalents. Cash equivalents amounted to $413,743 and $359,891 at June 30, 1999 and 1998, respectively.

     (C)  MARKETABLE SECURITIES

          The Company has adopted the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Marketable securities have an original maturity of more than three months and a remaining maturity of less than 1 year. These investments are classified as held-to-maturity and are carried at cost in accordance with SFAS No. 115. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. This amortization and accretion, as well as interest income and realized gains and losses, are included in interest income. Marketable securities at June 30, 1999 and 1998, represent investments in government bonds.

     (D)  INVENTORIES

          Inventories are stated at the lower of cost or market using the first-in first-out (FIFO) method.

                                                                    (Continued)

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 1999, 1998, and 1997


     (E)  PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over their estimated useful lives which range from two to seven years.

     (F)  CAPITALIZED SOFTWARE COSTS

          Software development costs are accounted for in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing, and product quality assurance are capitalized, when material. During 1999, 1998, and 1997, no software development costs were capitalized.

     (G)  STOCK-BASED COMPENSATION

          The Company accounts for stock-based compensation under Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. The Company has adopted the disclosure requirements under SFAS No. 123, ACCOUNTING AND DISCLOSURE OF STOCK-BASED COMPENSATION.

     (H)  WARRANTY ACCRUAL

          The Company's product carries a warranty from a third party custom manufacturer of twelve (12) months from the date the Company ships to the customer, or fifteen (15) months from the date the third party manufacturer ships to the Company, whichever comes first [note 7(c)]. The cost to the Company for this warranty is included in the total manufacturing costs charged by the third party custom manufacturer to the Company for each unit produced. As a result, the third party manufacturer covers warranty costs for defective units.

     (I)  REVENUE RECOGNITION

          The Company recognizes revenue from system sales upon shipment. Post sale customer support costs are insignificant and are expensed as incurred.

     (J)  RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are charged to operations when incurred.

                                                                    (Continued)

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 1999, 1998, and 1997


     (K)  INCOME TAXES

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

     (L)  ADVERTISING COSTS

          All costs related to advertising the Company's products are expensed in the period incurred. Advertising expense for the fiscal years ended June 30, 1999, 1998, and 1997 was $324,127, $167,408, and $85,162,
          respectively.

     (M)  NET LOSS PER SHARE

          Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed using the weighted average number of common shares plus potential dilutive shares of common stock.

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

(3)  LIQUIDITY

     On September 3, 1999, the Company amended a previous commercial loan agreement with a Bank for a $2,500,000 revolving credit facility (note 5).

     Management plans to continue to increase sales and improve operating results through increased marketing and broader distribution of products through a stronger dealer network. The Company believes that funds generated from operations and funds available under the revolving credit facility will be sufficient to cover cash needs. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by reducing administrative, product development, and sales and marketing expenses.

                                                                    (Continued)

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 1999, 1998, and 1997


(4)  INVENTORIES

     Inventories consisted of the following at June 30:

                                                  1999           1998
                                               ------------   -----------
         Components                          $     683,279       476,261
         Finished goods                            350,959       161,161
                                               ------------   -----------

                                             $   1,034,238       637,422
                                               ------------   -----------
                                               ------------   -----------

     The fiscal 1997 statement of operations reflects a $1,430,428 charge to reduce inventory to lower of cost or market. The write-down was associated with excess inventory resulting from the Company's decision to transition to a new product line.

(5)  REVOLVING CREDIT FACILITY

     In September 1998, the Company completed a commercial loan agreement with a bank for a $2,000,000 committed line of credit facility. This agreement amended and restated the previous commercial loan agreement dated April 1998. The facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable, inventory, and marketable securities. The facility contains certain covenants and conditions, including minimum net worth and tangible net worth levels. Interest on outstanding borrowings accrue at the bank's base rate, which was 8.75 % at June 30, 1999. On June 30, 1999, borrowings on the facility were $1,247,757 leaving $752,243 unused and $744,243 available. The facility had a maturity date of June 26, 2000. On June 30, 1999, the Company was in default of the net worth and tangible net worth covenant. An amended agreement was completed on September 3, 1999 which waived the defaults, increased the line of credit facility to $2,500,000, modified the minimum net worth covenant and extended the maturity date to June 26, 2001.

(6)  LEASES

     (A)  OPERATING LEASES

          The Company leases office space and various equipment under noncancelable operating leases. Future minimum rental payments due under noncancelable operating leases are as follows:

                  Fiscal year ending June 30:
                     2000                                 $   49,333
                     2001                                     11,519
                     2002                                      4,182

          Total rental expense was $177,677, $204,223, and $135,901 for the years ended June 30, 1999, 1998, and 1997, respectively.

                                                                    (Continued)

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 1999, 1998, and 1997


     (B)  CAPITAL LEASES

          The following is a summary of the leased equipment as of June 30, 1999:

             Equipment                                                    $   321,232
             Less accumulated amortization                                    (84,718)
                                                                          -----------

                                                                          $   236,514
                                                                          -----------
                                                                          -----------

          The following is a schedule of future minimum lease payments under capital leases with the present value of the minimum lease payments as of June 30, 1999:

             Years ending June 30:
             2000                                                         $    130,011
             2001                                                              119,723
             2002                                                               27,733
                                                                          ------------

                        Total minimum lease payments                           277,467

             Less amount representing interest from 9 % to 15 %                (31,762)
                                                                          ------------

                        Present value of minimum lease payments                245,705

             Less current portion                                             (106,140)
                                                                          ------------

                                                                          $    139,565
                                                                          ------------
                                                                          ------------

(7)  COMMITMENTS AND CONTINGENCIES

     (A)  SOFTWARE LICENSE AGREEMENT

          During 1999, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, in addition to upfront licensing and production fees of $25,000, the Company is to pay a royalty fee of $5 per unit of videoconferencing systems containing the software. Sales of the related systems are to begin shipping in the first quarter of 2000.

          During 1998, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, the Company is to pay a royalty fee of up to $5.00 per unit of videoconferencing systems containing the software. Sales of the related systems began in fiscal year 1998. Royalty expenses related to this agreement for fiscal years 1999, 1998, and 1997 were $11,315, $1,580, and $0, respectively.

                                                                    (Continued)

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 1999, 1998, and 1997

          During 1996, the Company entered into a software license agreement with a separate software development company. Pursuant to the agreement, in addition to upfront licensing and production fees of $90,000, the Company is to pay a royalty fee of $40 on each of the first 1,000 videoconferencing systems sold, $4.75 for the following 9,000 systems, $6.25 for the following 90,000 systems and $5.10 for each system sold in excess of 100,000. Sales of the related systems began in fiscal year 1997. Amounts expensed related to this agreement for fiscal years 1999, 1998, and 1997 were $12,749, $32,560, and
          $6,920, respectively.

          During 1994, the Company entered into a software license agreement with a separate software development company. Pursuant to the agreement, the Company is to pay a royalty fee of $25 on each of the first 10,000 systems sold, $15 on each system over 10,000 up to 50,000, and $8 on each system sold in excess of 50,000. Amounts expensed related to this agreement for fiscal years 1999,1998, and 1997 were $56,825, $23,050, and $17,450, respectively.

     (B)  EMPLOYMENT AGREEMENTS

          In July 1996, the Company entered into a two-year employment agreement with its President and Chief Executive Officer. Pursuant to the original agreement and subsequent amendments, the officer receives an annual salary of $200,000. On September 7, 1999, the Company's President and Chief Executive Officer terminated his employment with the Company. Under the terms of the employment agreement, the Company is obligated to pay twelve months' salary to the officer in connection with the termination.

          Also in connection with the employment agreement, on July 1, 1996, the Company granted 25,000 shares of the Company's common stock to its President and Chief Executive Officer. The stock is subject to certain restrictions which lapse at a rate of 6,250 shares every six months from the date of grant. As of June 30, 1999, all shares of the stock had been issued. Total compensation expense recognized in fiscal years 1998 and 1997 related to this stock grant was $100,000 per year.

     (C)  MANUFACTURING AGREEMENT

          On August 28, 1996, the Company entered into manufacturing agreement with a third party custom manufacturer (Manufacturer). Pursuant to this agreement, the Manufacturer agrees to produce the Company's videoconferencing products, and warrant that all products will be free from defects in material and workmanship for twelve (12) months from the date the Company ships to the customer, or fifteen (15) months from the date the Manufacturer ships to the Company, whichever comes first.

          The agreement may be terminated by either party upon failure of the other party to comply with any material term of the agreement after a 30 day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement. The Company may also terminate the agreement upon 30 days written notice. In such case, the Company would be obligated to pay for material and work in progress for products ordered. As of June 30, 1999, the Company's obligation for material and work in progress for products ordered was $900,000.

                                                                    (Continued)

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 1999, 1998, and 1997

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

(8)  INCOME TAXES

     At June 30, 1999, the Company has approximately $14,848,000 of net operating loss carryforwards and $150,000 of tax credit carryforwards for federal income tax purposes, which begin to expire in 2010. Section 382 of the Internal Revenue Code of 1986 limits the use of the Company's net operating loss carryforwards as of the date of a more than 50% change in ownership. As a result of the public offering discussed at note 9(A), a
     Section 382 ownership change occurred. As a result of prior ownership changes, a portion of the net operating losses are limited in use in any one year. Subsequent ownership changes may further limit the use of the net operating losses in any one year.

     The provisions for income taxes differs from the expected tax benefit computed by applying the federal corporate tax rate for the three years ended June 30, 1999, 1998, and 1997, are as follows:

                                                               1999       1998        1997
                                                             ---------  ---------   --------
        Expected federal benefit                                34%        34%         34%
        State taxes, net                                         3          6           6
        Research credits                                         5          6           --
        Change in valuation allowance                          (42)       (46)        (40)
                                                             ---------  ---------   --------

                  Actual tax benefit                            --%         --%           --%
                                                             ---------  ---------   --------
                                                             ---------  ---------   --------

     The tax effects of items which comprise a significant portion of deferred tax assets as of June 30, 1999 and 1998, are as follows:

                                                               1999             1998
                                                             --------------   ---------------
        Deferred tax assets:
          Net operating loss carryforwards                   $    5,649,000        5,847,000
          Other                                                     471,000          279,000
          Valuation allowance                                    (6,120,000)      (6,126,000)
                                                              --------------   ---------------

                 Net deferred tax asset                      $           --               --
                                                              --------------   ---------------
                                                              --------------   ---------------

     A valuation allowance is provided when there is some likelihood that all or a portion of a deferred tax asset may not be recognized. The net deferred assets at June 30, 1999 and 1998 are fully offset by a valuation allowance. The valuation allowance is reviewed periodically.

                                                                    (Continued)

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 1999, 1998, and 1997

(9)  CAPITAL STOCK

     (A)  COMMON STOCK

          In January 1998, the Company completed a private offering of its common stock. The Company received $2,522,945, net of offering costs, in exchange for 1,671,255 shares of common stock ($1.65 per share). A registration statement for these shares was declared effective by the Securities and Exchange Commission and the shares are registered and freely tradable.

          On October 14, 1997, the Company issued 210,011 shares of its common stock as payment on $375,896 in trade debt to two of the Company's key vendors. A registration statement for these shares was declared effective by the Securities and Exchange Commission and the shares are registered and freely tradable.

          On September 30, 1996, the Company completed a private offering of its common stock. The Company received $3,942,892, net of offering costs, in exchange for 1,500,000 shares of common stock ($3.00 per share). A registration statement for these shares was declared effective by the Securities and Exchange Commission and the shares are registered and freely tradable.

     (B)  STOCK WARRANTS

          As of June 30, 1999, there were outstanding warrants held by a director of the Company for the purchase of 141,500 shares of common stock at exercise prices ranging from $1.00 to $3.00 per share. There were also outstanding warrants held by other third parties for the purchase of 148,500 shares of common stock at exercise prices ranging from $0.50 to $1.00 per share.

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

                                                                    (Continued)

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 1999, 1998, and 1997

          The Company has reserved 1,500,000 shares of common stock for issuance under the plan. At June 30, 1999, 267,250 shares remained available for grant. Options issued become exercisable over varying periods as provided in the individual plan agreements and certain options are subject to accelerated vesting based upon individual employment agreements or changes in control of the Company.

          A summary of changes in common stock options during the years ended June 30, 1999 and 1998, is as follows:

                                                                                           WEIGHTED
                                                                                            AVERAGE
                                                                                           EXERCISE
                                                                                           PRICE PER
                                                                       SHARES                SHARE
                                                                  ------------------   ------------------
              Outstanding at June 30, 1997                              560,750             $ 2.16

                  Granted                                               292,500               2.24
                  Exercised                                                   --                  --
                  Canceled                                             (137,000)              2.28
                                                                  ------------------   ------------------

              Outstanding at June 30, 1998                              716,250               2.17

                  Granted                                               703,000               2.11
                  Exercised                                             (23,750)              1.13
                  Canceled                                             (162,750)              1.93
                                                                  ------------------   ------------------

              Outstanding at June 30, 1999                            1,232,750           $   2.19
                                                                  ------------------   ------------------
                                                                  ------------------   ------------------

              Exercisable at June 30, 1999                              482,670           $   2.27
                                                                  ------------------   ------------------
                                                                  ------------------   ------------------

          Options outstanding at June 30, 1999 have an exercisable price per share ranging between $1.125 and $9.25 and have a weighted average exercisable price of $2.27 and a weighted average remaining contractual life of 5.5 years.

          The Company also has issued stock options outside the stock option plan. In July 1996, the Company issued stock options for the purchase of 110,000 shares of the Company's common stock to an employee of the Company. The stock options have an exercise price of $8.00 per share and were fully vested as of June 30, 1999.

          In September 1997, the Company also granted stock options for the purchase of 71,000 shares of the Company's common stock to three employees of the Company. The stock options have an exercise price of $2.81 per share and were fully vested as of June 30, 1999.

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

                          June 30, 1999, 1998, and 1997

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

                                                                       FISCAL YEAR ENDED JUNE 30,
                                                                  --------------------------------------
                                                                        1999                 1998
                                                                  ------------------   -----------------
              Net loss:
                  As reported                                   $        (878,675)         (1,959,956)
                  Pro forma                                            (1,346,890)         (2,452,932)

              Net loss per common share:
                  As reported                                              (0.13)               (0.34)
                  Pro forma                                                (0.20)               (0.43)

          The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively; risk-free interest rates of 4.49% and 6.16%, expected option lives of 4.02 years and 6.77 years, expected volatility of 83.8% and 55.5%, and expected dividend yield of $0.

          Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

          The weighted average fair values of options granted in 1999 and 1998 were as follows:

              Fiscal 1999 grants                                           $   2.16
              Fiscal 1998 grants                                               1.49

(10) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash equivalents, marketable securities, and revolving credit facility approximates fair value because of the short maturity of those instruments.

                                                                    (Continued)

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 1999, 1998, and 1997

(11) NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                               YEARS ENDED JUNE 30,
                                                             ----------------------------------------------------------
                                                                   1999                1998                1997
                                                             ------------------  ------------------  ------------------
         Numerator:
             Net loss                                        $    (878,675)          (1,959,956)        (5,684,690)
                                                             ------------------  ------------------  ------------------

                       Net loss available to
                         common stockholders                 $    (878,675)          (1,959,956)        (5,684,690)
                                                             ------------------  ------------------  ------------------
                                                             ------------------  ------------------  ------------------

         Denominator:
             Weighted average shares outstanding             $     6,695,859          5,706,145          4,378,326
                                                             ------------------  ------------------  ------------------
                                                             ------------------  ------------------  ------------------

         Basic loss per share                                $       (.13)               (0.34)              (1.30)
                                                             ------------------  ------------------  ------------------
                                                             ------------------  ------------------  ------------------

         Diluted loss per share                              $       (.13)               (0.34)              (1.30)
                                                             ------------------  ------------------  ------------------
                                                             ------------------  ------------------  ------------------

(12) MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     Sales to three customers represented approximately 48% of net sales in fiscal 1999, with accounts receivable for these three customers representing approximately 32% of total accounts receivable as of June 30, 1999. In fiscal 1998, sales to one customer represented approximately 17% of net sales, with accounts receivable from this customer representing approximately 33% of total accounts receivable as of June 30, 1998.

(13) RELATED PARTY

     During the year ended June 30, 1999, the Company purchased approximately $148,000 of advertising and marketing services from a related party. The Company believes that the fees paid related to these services were equivalent to those that would be paid under an arm's-length transaction.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 1999                RSI SYSTEMS, INC.

                                         By: /s/ Richard F. Craven
                                            ------------------------------------
                                         Chairman of the Board, and Acting Chief
                                         Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 1999.

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Richard F. Craven as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

        SIGNATURE                                      TITLE

/s/ Richard F. Craven                    Chairman of the Board, and Acting Chief
---------------------------------        Executive Officer and President
Richard F. Craven

/s/ James D. Hanzlik                     Chief Financial Officer
---------------------------------
James D. Hanzlik

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
                  FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 1999

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

-------------------
* Denotes an exhibit that covers management contracts or compensatory plans or arrangements

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

10.18             Norwest Loan Agreement                             Filed as exhibit 10.18 to the Company's
                                                                     1997 10-KSB and incorporated herein by reference

10.19             Selling Agency Agreement with Miller               Filed as exhibit 10.19 to the Company's
                  Johnson & Kuehn Incorporated dated                 1998 10-KSB and incorporated herein by reference
                  December 29, 1997.

10.20             Amended and Restated Credit and Security           Filed as exhibit 10.20 to the Company's
                  Agreement (Norwest Bank Minnesota, N. A.)          1998 10-KSB and incorporated herein by reference

10.21             Amended and Restated Credit and Security           Filed as exhibit 10.21 to the Company's
                  Agreement (Norwest Business Credit, Inc.)          1998 10-KSB and incorporated herein by reference

10.22             First Amendment to the Eximbank guar-              Filed as exhibit 10.22 to the Company's
                  anteed Amended and Restated Credit and             1998 10-KSB and incorporated herein by reference
                  Security Agreement

10.23             Second Amendment to Amended & Restated             Filed herewith electronically
                  Credit & Security Agreement

10.24             Third Amendment to Amended & Restated              Filed herewith electronically
                  Credit & Security Agreement

10.25             First Amendment to Patent & Trademark              Filed herewith electronically
                  Security Agreement

10.26             First Amendment to Patent & Trademark              Filed herewith electronically
                  Security Agreement

10.27             Severance Agreement Between the                    Filed herewith electronically
                  Company and Donald C. Lies

21.1              Subsidiary of the Registrant                       Filed as Exhibit 21.1 to the Company's 1996 10-KSB
                                                                     and incorporated herein by reference.

23.1              Consent of KPMG LLP                                Filed herewith electronically.

24.1              Power of Attorney                                  Included in signature page of this report
                                                                     and incorporated herein by reference

27.1              Financial Data Schedule                            Filed herewith electronically.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Secretary, RSl Systems, Inc. at the executive offices of the Company.

-------------------
* Denotes an exhibit that covers management contracts or compensatory plans or arrangements