Form 10QSB
period 1999-09-30
RSI SYSTEMS INC/MN
filed 1999-11-15
CIK 936130

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.



                         Commission File Number 0-27106


                                RSI SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Minnesota                        41-1767211
    ---------------------------------        -------------------
       (State or other jurisdiction             (IRS Employer
    of incorporation or organization)        Identification No.)


      5555 West 78th Street, Suite F, Minneapolis, Minnesota       55439
    ----------------------------------------------------------  ----------
             (Address of principal executive offices)           (Zip Code)

                                 (612) 896-3020
                           ---------------------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been
subject to such filing requirements for the past 90 days. YES X   NO
                                                             ---    ---

The Company had 6,971,281 shares of Common Stock, $ 0.01 par value per share, outstanding as of November 8, 1999.

Transitional Small Business Disclosure Format (Check one): Yes    No X
                                                              ---   ---

                                RSI Systems, Inc.

                                      INDEX



                                                                                       Page
                                                                                       ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - September 30, 1999 (unaudited)
                 and June 30, 1999 ......................................................3

                 Statements of Operations (unaudited) - Three
                 Months ended September 30, 1999 and 1998 ...............................4

                 Statements of Cash Flows (unaudited) - Three
                 Months ended September 30, 1999 and 1998 ...............................5

                 Notes to Financial Statements ..........................................6

         Item 2. Management's Discussion and Analysis ...................................9

PART II  OTHER INFORMATION .............................................................15

Signatures .............................................................................16

Exhibit Index ..........................................................................17

                                RSI SYSTEMS, INC.

                                 Balance Sheets

                      September 30, 1999 and June 30, 1999


                                                                                   September 30,           June 30,
                                                                                      1999                   1999
                                         Assets                                    (Unaudited)
                                                                                   -------------          -----------
Current assets:
    Cash and cash equivalents                                                        $1,034,130               418,863
    Marketable securities                                                               199,799               992,945
    Accounts receivable, net of allowance for doubtful
      accounts of $286,000 and $228,000, respectively                                 1,141,460             1,517,650
    Inventories                                                                       1,372,224             1,034,238
    Prepaid expenses                                                                     95,343                86,566
                                                                                   -------------          -----------
            Total current assets                                                      3,842,956             4,050,262
                                                                                   -------------          -----------
Property and equipment:
    Furniture and equipment                                                           1,339,908             1,318,843
    Leasehold improvements                                                               56,279                56,279
      Less accumulated depreciation                                                   (916,155)             (852,016)
                                                                                   -------------          -----------
            Net property and equipment                                                  480,032               523,106
                                                                                   -------------          -----------
                                      Total assets                                   $4,322,988             4,573,368
                                                                                   -------------          -----------
                                                                                   -------------          -----------


                          Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                                 $1,141,803             1,332,154
    Accrued expenses                                                                    361,866               183,569
    Deferred revenue                                                                     88,199                77,800
    Revolving credit facility                                                         1,646,607             1,247,757
    Current portion of capital lease obligations                                        109,977               106,140
                                                                                   -------------          -----------
            Total current liabilities                                                 3,348,452             2,947,420
                                                                                   -------------          -----------
Long-term liabilities:
    Capital lease obligations, net of current portion                                   110,400               139,565
                                                                                   -------------          -----------
            Total long-term liabilities                                                 110,400               139,565
                                                                                   -------------          -----------
Stockholders' equity:
      Common stock ($.01 par value per share, 10,000,000 shares
            authorized, 6,971,281 and 6,837,281 issued and
            outstanding, respectively)                                                   69,713                68,373
      Additional paid-in capital                                                     17,470,901            17,338,241
      Accumulated deficit                                                          (16,676,478)          (15,920,231)
                                                                                   -------------          -----------
            Total stockholders' equity                                                  864,136             1,486,383
                                                                                   -------------          -----------
                       Total liabilities and stockholders' equity                    $4,322,988             4,573,368
                                                                                   -------------          -----------
                                                                                   -------------          -----------

                     See accompanying notes to financial statements.

                                           RSI SYSTEMS, INC.

                                        Statements of Operations

                         Three Months Months Ended September 30, 1999 and 1998



                                                                      Three Months           Three Months
                                                                         Ended                   Ended
                                                                      September 30,          September 30,
                                                                          1999                   1998
                                                                       (Unaudited)            (Unaudited)
                                                                      -------------          -------------
Net sales                                                              $1,624,128             2,362,951
Cost of goods sold                                                        730,033             1,053,507
                                                                      -------------          -------------
          Gross profit                                                    894,095             1,309,444

Research and development                                                  270,111               273,656
Selling, general, and administrative                                    1,293,488               980,339
                                                                      -------------          -------------
          Operating income (loss)                                       (669,504)                55,449

Other income (expense):
    Interest income (expense), net                                       (86,743)               (8,442)
                                                                      -------------          -------------
          Other income (expense), net                                    (86,743)               (8,442)
                                                                      -------------          -------------
          Net earnings (loss)                                          $(756,247)                47,007
                                                                      -------------          -------------
          Net earnings (loss) per common share - basic                    $(0.11)                  0.01
          Net earnings (loss) per common share - diluted                  $(0.11)                  0.01
                                                                      -------------          -------------
          Weighted average shares outstanding - basic                   6,872,238             6,663,251
          Weighted average shares outstanding - diluted                 6,872,238             7,112,258
                                                                      -------------          -------------


                   See accompanying notes to financial statements.

                                  RSI SYSTEMS, INC.

                              Statements of Cash Flows

                    Three Months Ended September 30, 1999 and 1998



                                                                            Three Months           Three Months
                                                                                Ended                 Ended
                                                                            September 30,          September 30,
                                                                                1999                    1998
                                                                             (Unaudited)            (Unaudited)
                                                                            -------------          -------------
Cash flows from operating activities:
    Net earnings (loss)                                                       $(756,247)                 47,007
    Adjustments to reconcile net earnings (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                             64,139                 88,363
        Changes in operating assets and liabilities:
           Accounts receivable                                                   376,189              (532,367)
           Inventories                                                         (337,986)                166,689
           Prepaid expenses                                                      (8,777)                    749
           Accounts payable                                                    (190,351)               (58,509)
           Accrued expenses                                                      178,298                 46,405
           Deferred revenue                                                       10,399                 16,487
                                                                            -------------          -------------
               Net cash used in operating activities                           (664,336)              (225,176)
                                                                            -------------          -------------

Cash flows from investing activities:
    Purchase of marketable securities                                                  -                 (4,688)

    Proceeds from sale of marketable securities                                  793,146                      -

    Purchases of furniture and equipment                                        (21,065)               (62,718)
                                                                            -------------          -------------
               Net cash provided by (used in) investing activities              772,081               (67,406)
                                                                            -------------          -------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                       134,000                      -
    Net proceeds from line of credit                                             398,850                282,602
    Payments on capital lease obligations                                       (25,328)                  (876)
                                                                            -------------          -------------
               Net cash provided by financing activities                         507,522                281,726
                                                                            -------------          -------------
               Net change in cash and cash equivalents                           615,267               (10,856)


Cash and cash equivalents at beginning of period                                $418,863                382,093
                                                                            -------------          -------------
                                                                            -------------          -------------
Cash and cash equivalents at end of period                                    $1,034,130                371,237
                                                                            -------------          -------------
                                                                            -------------          -------------


               See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1999 and 1998



1.  BASIS OF PRESENTATION:

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the Company's June 30, 1999 financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

The financial statements reflect all adjustments, of a normally recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods.

2.  DEBT:

On September 3, 1999 the Company signed an amendment to a commercial loan agreement with a bank for a committed line of credit facility. The amendment increased the maximum line of credit from the previous level of $2,000,000 to $2,500,000, modified the minimum net worth covenants and extended the maturity date to June 26, 2001. The facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable, inventory and marketable securities. The facility contains certain covenants and conditions, including minimum net worth and tangible net worth levels. Interest on outstanding borrowings accrues at the bank's base rate or the base rate plus up to 4%, depending on the level of each component of the Company's borrowing base and the outstanding amount on the line of credit. The base rate was 8.25% on September 30, 1999. On September 30, 1999 , borrowings on the facility were $1,646,607 leaving $853,393 unused.

On September 30, 1999 the Company was in default on the net worth and tangible net worth covenant. The Company is in the process of raising additional capital and has received a waiver of the default as of September 30, 1999. (See note 3, CAPITAL STOCK).

3.  CAPITAL STOCK.

On September 6, 1999, the Company issued 134,000 shares of its common stock and received $134,000 upon the exercise of warrants held by a director of the Company.

On October 21, 1999, the Company received a subscription agreement from a key vendor of the Company for the purchase of 166,250 shares of the Company's common stock at $1.00 per share as payment on $166,250 in trade debt. The sale of stock in exchange for payment of debt is part of the overall private offering of the Company's common stock expected to be completed by approximately December 15, 1999.

4. SUBSEQUENT EVENT:

As of November 3, 1999 the Company received $350,000 from Company directors in exchange for 350,000 shares of common stock ($1.00 per share). The sale of stock is part of an overall private offering of the Company's common stock expected to be completed by approximately December 15, 1999.

5. NET SALES:

Net Sales for the three-month period ended September 30, 1999 includes $290,540 from Philips Electronics, N.V. as part of an agreement to terminate its OEM/private label relationship with the Company. Under the agreement, Philips agreed to pay the Company $290,540 for lost gross margin on videoconferencing units ordered by Philips but not yet shipped by the Company.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RSI Systems, Inc., (the "Company" or "RSI"), designs, manufactures and sells high performance, business quality videoconferencing systems throughout a worldwide network of resellers and OEM or private label partners. The Company's fourth-generation product family, the MediaPro 384 system, is a cross-platform, multimedia videoconferencing engine, capable of operating either with or without a host computer and displaying through a variety of output devices. The Company was incorporated under the laws of Minnesota on December 21, 1993.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. Net sales for the first quarter of fiscal year 2000 were $1,624,128, down 31% from $2,362,951 in the first quarter of fiscal year 1999. The decrease in sales in the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999 was primarily a result of lower unit volume associated with the Company's direct sales to end user accounts in North America.

In the fourth quarter of fiscal year 1999, and continuing into the first quarter of fiscal year 2000, the Company redirected a significant portion of its North American sales efforts away from direct selling, and toward efforts to establish, train and sell primarily through a stronger network of independent third party resellers. The Company believes this shift in distribution strategy for North America will enhance growth in the longer term despite negatively affecting sales in the short term. In the first quarter of fiscal year 2000, direct sales amounted to approximately $72,000 compared to direct sales of approximately $795,000 for the first quarter of fiscal year 1999.

In June 1999, the Company introduced it new MediaPro 384 line of products. As a result of this introduction, unit sales to independent resellers were relatively flat in the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999. The flat unit sales to resellers was the result of the additional time required for resellers to become familiar with the new product, update and execute marketing plans and in some cases sell inventories of previous generation products.

Net sales in the first quarter of fiscal year 2000 included $290,540 from Philips Electronics N.V. (Philips) related to its obligations under an OEM agreement with the Company. In the first quarter, Philips notified the Company of its desire to terminate its OEM/private label relationship as part of an overall decision to discontinue its involvement in the settop/workgroup systems videoconferencing market. As part of the agreement to terminate the relationship, Philips agreed to pay the Company for lost gross margin on units ordered by Philips but not yet shipped by the Company as of September 30, 1999. In addition, the Company agreed to buy back certain inventory of videoconferencing units previously sold to Philips and certain tooling owned by Philips for approximately $254,000. The Company has the right to use such tooling and sell such units in the future with a design similar to units formerly distributed by Philips under its name.

GROSS PROFIT. Gross profit was $894,095 in the first quarter of fiscal year 2000 compared to a gross profit of $1,309,444 during the first quarter of fiscal year 1999. The decrease in gross profit was a result of lower net sales. Gross profit in the first quarter of fiscal year 2000 included $290,540 from Philips as part of the agreement to discontinue its OEM/private label relationship with the Company. Cost of goods sold as a percentage of net sales, excluding the $290,540 from Philips were 55% in the first quarter of fiscal year 2000 compared to 45% in the first quarter of fiscal year 1999. The increased cost of sales as a percent of net sales during the first quarter of fiscal year 2000 was due to lower average selling prices on units shipped compared to the first quarter of fiscal year 1999. The lower selling prices were a result of a reduction in the proportion of direct sales to end users and a higher mix of sales to third party resellers. In addition, the Company increased its level of discounts offered to third party resellers in the first quarter of fiscal year 2000 compared to fiscal year 1999. The higher level of discounts were offered as part of the Company's overall strategy to obtain a stronger reseller network and therefore increase volume in the future by offering new resellers the opportunity to place initial orders for the Company's products at attractive discounts.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $270,111 for the first quarter of fiscal year 2000, or 17% of sales, compared to research and development expenses of $273,656 or 12% of sales for the first quarter of fiscal year 1999. The percentage increase in the first quarter of fiscal year 2000 was due to lower sales as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses were $1,293,488 in the first quarter of fiscal year 2000, or 80% of sales, compared to $980,339, or 41% of sales for the first quarter of fiscal year 1999. The increase in actual expenditures during the first quarter of fiscal year 2000 was primarily a result of a severance arrangement between the Company and its former President and Chief Executive Officer, who resigned from the Company on September 6, 1999. Under the severance agreement, the Company is to pay the former President a total of $200,000 over a period of twelve months beginning in September 1999. The total amount of the severance payment was expensed during the first quarter of fiscal year 2000. The former President signed a non-disclosure and non-compete agreement for a period of one year as part of the overall severance agreement.

During the first quarter of fiscal year 2000, the Company experienced increased legal fees compared to the first quarter of fiscal year 1999. The increased legal fees were related to work performed on behalf of the Company to research and protect certain intellectual property rights, and other miscellaneous matters.

OTHER INCOME (EXPENSE). Other income (expense) was $(86,743) in the first quarter of fiscal year 2000, compared to $(8,442) in the first quarter of fiscal year 1999. In the first quarter of fiscal year 2000, the higher amount of expense was due to a higher amount of interest charges on inventory procured by the Company's third party manufacturer on behalf of the Company to support required lead times, and a higher level of interest charges and fees associated with higher overall outstanding borrowings on its line of credit.

As a result of the foregoing, net loss for the first quarter of fiscal year 2000 was $(756,247), or $(.11) per common share compared to net earnings of $47,007 or $.01 per common share in the first quarter of fiscal year 1999.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash used in operating activities was ($664,336) in the first quarter of fiscal year 2000, compared to $(225,176) in the first quarter of fiscal year 1999. The increased use of cash in the first quarter of fiscal year 2000 was primarily due to the net loss of $(756,247) and an increase in inventory, offset by a reduction in accounts receivable.

Inventory increased during the first quarter of fiscal year 2000 as a result of the introduction of the Company's new MediaPro 384 product in late June 1999. The product went into full production in the first quarter of fiscal year 2000, and inventory levels were increased in order to maintain product availability. MediaPro 384 inventory represents an incremental addition of overall inventory, as the Company continues to support its previous product line, Video Flyer Plus. Accounts receivable decreased during the first quarter of fiscal year 2000 because a significant portion of the sales to Philips at the end of the previous quarter and during the first quarter of fiscal year 2000 were paid as of September 30, 1999. The payments were part of the agreement to terminate the OEM agreement between Philips and the Company.

Accounts payable decreased during the first quarter of fiscal year 2000 due to Company efforts to pay the Company's third party manufacturer within its net 30-day terms. The shorter payment cycle to this vendor was implemented in order to support the manufacturer's ramp up in production of MediaPro 384. The decrease in accounts payable was offset by an increase in accrued expenses, which was largely a result of the severance agreement between the Company and its former President.

During the first quarter of fiscal year 2000, the Company generated cash from investing activities of $772,081, primarily as a result of maturities of government securities. The proceeds of these maturities were reinvested in money market funds for increased liquidity during the quarter.

Through September 30, 1999, cash requirements of the Company have been funded primarily by cash received from equity investments in the Company and a credit facility from its bank. To finance operations during the first quarter of fiscal year 2000, the Company increased net outstanding borrowings on its line of credit by $398,850 and received proceeds of $134,000 from the exercise of common stock warrants held by a director of the Company. (See note 3 CAPITAL STOCK). The Company obtained an increase to its credit facility on September 3, 1999. Under the terms of the new agreement, a maximum of $2,500,000 may be drawn based on a borrowing base comprised of a percentage of eligible accounts receivable, inventory and marketable securities. At September 30, 1999 the Company had cash and cash equivalents of $1,034,130, marketable securities of $199,799 and an outstanding line of credit balance of $1,646,607 on the $2,500,000 credit facility.

The Company believes funds from operations, funds from previous equity investments in the Company, funds from its current intended private placement of common stock and funds from its line of credit will be sufficient to cover cash needs during fiscal year 2000. However, in the event the Company requires cash in excess of the funds from these sources, management would seek additional financing. However, no formal arrangements have been made in this regard and no assurance can be made that any such financing would be available on favorable terms or at all.

NASDAQ LISTING REQUIREMENTS

On November 5, 1999, the Company received notice from the Nasdaq/Amex Stock Market Listing Qualifications department that it plans to delist the Company's shares from the Nasdaq SmallCap Market effective Monday, November 15, 1999. The delisting notice was received due to the Company's failure to meet the Nasdaq requirement of a minimum net tangible asset balance of $2,000,000. On June 30, 1999 the Company had a net tangible asset balance of $1,486,383, which was below the Nasdaq requirement. In accordance with Nasdaq rules, the Company has requested an oral hearing, which stay's the delisting pending a decision by the Nasdaq Listing Qualifications Panel. (The Panel). The hearing is expected to be held in December, 1999.

The Company intends to raise additional capital and improve operating results in order to meet the Nasdaq requirement and sustain compliance over an extended period of time. The Company has received subscription agreements to purchase common stock totaling approximately $500,000 as of November 7, 1999 as part of its plan to achieve compliance. (See note 3, CAPITAL STOCK). However, there can be no assurance that the Company will be able to raise sufficient capital and improve operating results, or of the timing of such events, to the extent necessary to convince the Panel to allow it to remain listed.

If the Company is delisted from the Nasdaq SmallCap Market for failure to meet the listing requirements, its shares could be traded on the over-the-counter market. This could adversely affect the liquidity and price of the Company's common stock. In the event of delisting, the Company's common stock would be subject to the rules relating to "penny stocks". These rules require brokers who sell penny stocks to persons other than established customers and "institutional accredited investors" to complete documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These rules may restrict the ability of brokers to sell the Company's common stock and may affect the ability of owners of the common stock to sell it in the secondary market.

YEAR 2000 STATUS

The Company has completed what it believes to be the critical aspects of preparing for Year 2000 issues relative to its business. The following information outlines the current status of the Company's activities and plans regarding the Year 2000 issue.

COMPANY STATE OF READINESS.

         DESCRIPTION OF THE COMPANY'S INFORMATION TECHNOLOGY AND NON-INFORMATION TECHNOLOGY SYSTEMS. The Company uses a widely used PC based information system to process financial transactions and generate financial information. The Company also uses various other PC based software packages to support its business. These systems are linked by a network at the Company's headquarters in Edina, Minnesota. No significant information systems are located outside the Company's headquarters, other than individual stand alone PC software packages used by sales personnel. The Company's videoconferencing products utilize imbedded technology supported by microcontrollers, which do not utilize time or dates to operate.

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

         Renovation Phase - The renovation phase covered all Company actions to correct systems, which were not Year 2000 compliant, or develop alternate systems in all areas, which were determined to have a significant impact on the Company if not corrected. The Company completed this phase.

         Validation Phase - This phase included all Company activities performed to test any new or alternate systems for conducting its business, and taking corrective actions in situations where new systems do not properly handle year 2000 problems. This phase is completed.

         Implementation Phase - In this phase, the Company began utilizing all newly developed systems, which were installed to correct Year 2000 problems as they relate to the Company. This phase is completed.


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

                             None

Item 3.                      DEFAULTS UPON SENIOR SECURITIES

                             None

Item 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                             None

Item 5.                      OTHER INFORMATION

                             On October 13, 1999, the Company appointed Eugene
                             W. Courtney as its new Chief Executive Officer to replace Donald C. Lies, who resigned from the Company as of September 7, 1999. In addition, on September 23, 1999, the Company appointed Albert Hanser and Byron Shaffer as new directors, to replace David Stassen and Manfred Haiderer, who resigned from the Company's Board of Directors.

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


                                       RSI Systems, Inc.




Dated:   November 12, 1999                   /s/ Eugene W. Courtney
                                       -----------------------------------
                                                 Eugene W. Courtney
                                       Its President & Chief Executive Officer


                                       By:  /s/ James D. Hanzlik
                                           -------------------------------
                                                James D. Hanzlik
                                       Its Chief Financial Officer

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1999




Item No.             Title of Document                Method of Filing
--------             -----------------                ----------------

  27.1            Financial Data Schedule       Filed herewith electronically