Form 10QSB
period 1999-12-31
RSI SYSTEMS INC/MN
filed 2000-02-14
CIK 936130

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

XXX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----     ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

The Company had 7,737,531 shares of Common Stock, $ 0.01 par value per share, outstanding as of February 11, 2000.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

                                RSI Systems, Inc.

                                      INDEX


                                                                                               PAGE
                                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheets - December 31, 1999 (unaudited)
                   and June 30, 1999 ............................................................ 3

                   Statements of Operations (unaudited) - Three
                   months and six months ended December 31, 1999 and 1998........................ 4

                   Statements of Cash Flows (unaudited) - Six
                   months ended December 31, 1999 and 1998 ...................................... 5

                   Notes to Financial Statements ................................................ 6

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................................... 9

PART II  OTHER INFORMATION ..................................................................... 17

Signatures ..................................................................................... 18

Exhibit Index .................................................................................. 19


                                RSI SYSTEMS, INC.

                                 Balance Sheets

                       December 31, 1999 and June 30, 1999


                                                                                   December 31,             June 30,
                                                                                      1999                    1999
                                         Assets                                    (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                       $ 1,058,516               418,863
    Marketable securities                                                                     -               992,945
    Accounts receivable, net of allowance for doubtful
      accounts of $271,000 and $228,000, respectively                                   744,982             1,517,650
    Inventories                                                                       1,331,123             1,034,238
    Prepaid expenses                                                                     67,110                86,566
----------------------------------------------------------------------------------------------------------------------
            Total current assets                                                      3,201,731             4,050,262
----------------------------------------------------------------------------------------------------------------------

Property and equipment:
    Software                                                                            300,909               138,507
    Furniture and equipment                                                           1,253,084             1,180,336
    Leasehold improvements                                                               56,279                56,279
      Less accumulated depreciation and amortization                                   (988,265)             (852,016)
----------------------------------------------------------------------------------------------------------------------
            Net property and equipment                                                  622,007               523,106
----------------------------------------------------------------------------------------------------------------------

                                      Total assets                                  $ 3,823,738             4,573,368
======================================================================================================================

                          Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable                                                                  $ 696,847             1,332,154
    Accrued expenses                                                                    293,706               183,569
    Deferred revenue                                                                     77,486                77,800
    Revolving credit facility                                                         1,509,838             1,247,757
    Note payable                                                                        150,000                     -
    Current portion of capital lease obligations                                        133,705               106,140
----------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                 2,861,582             2,947,420
----------------------------------------------------------------------------------------------------------------------

Long-term liabilities:
    Capital lease obligations, net of current portion                                   138,543               139,565
----------------------------------------------------------------------------------------------------------------------
            Total long-term liabilities                                                 138,543               139,565
----------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
      Common stock ($.01 par value per share, 10,000,000 shares
            authorized, 7,737,531 and 6,837,281 issued and
            outstanding, respectively)                                                   77,375                68,373
      Additional paid-in capital                                                     18,104,489            17,338,241
      Accumulated deficit                                                           (17,358,251)          (15,920,231)
----------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                  823,613             1,486,383
----------------------------------------------------------------------------------------------------------------------

                       Total liabilities and stockholders' equity                   $ 3,823,738             4,573,368
======================================================================================================================


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                            Statements of Operations

          Three Months and Six Months Ended December 31, 1999 and 1998


                                                                   Three Months Ended   Three Months Ended
                                                                      December 31,          December 31,
                                                                         1999                  1998
                                                                      (Unaudited)           (Unaudited)
--------------------------------------------------------------------------------------------------------
Net sales                                                             $ 1,124,626             2,592,594
Cost of goods sold                                                        659,252             1,291,089
--------------------------------------------------------------------------------------------------------
          Gross profit                                                    465,374             1,301,505

Research and development                                                  215,245               342,231
Selling, general, and administrative                                      915,743               992,274
--------------------------------------------------------------------------------------------------------
          Operating loss                                                 (665,614)              (33,000)

Other income (expense):
    Interest income (expense), net                                        (16,159)               (6,472)
--------------------------------------------------------------------------------------------------------
          Other income (expense), net                                     (16,159)               (6,472)
--------------------------------------------------------------------------------------------------------

          Net loss                                                     $ (681,773)              (39,472)
========================================================================================================

          Net loss per common share - basic                               $ (0.09)                (0.01)
          Net loss per common share - diluted                             $ (0.09)                (0.01)
========================================================================================================

          Weighted average shares outstanding - basic                   7,256,653             6,665,969
          Weighted average shares outstanding - diluted                 7,256,653             6,665,969
========================================================================================================



                                                                   Six Months Ended     Six Months Ended
                                                                     December 31,          December 31,
                                                                         1999                  1998
                                                                      (Unaudited)           (Unaudited)
--------------------------------------------------------------------------------------------------------
Net sales                                                             $ 2,748,754             4,955,545
Cost of goods sold                                                      1,389,285             2,344,596
--------------------------------------------------------------------------------------------------------
          Gross profit                                                  1,359,469             2,610,949

Research and development                                                  485,356               615,886
Selling, general, and administrative                                    2,209,231             1,972,614
--------------------------------------------------------------------------------------------------------
          Operating income (loss)                                      (1,335,118)               22,449

Other income (expense):
    Interest income (expense), net                                       (102,902)              (14,914)
--------------------------------------------------------------------------------------------------------
          Other income (expense), net                                    (102,902)              (14,914)
--------------------------------------------------------------------------------------------------------

          Net earnings (loss)                                        $ (1,438,020)              $ 7,535
========================================================================================================

          Net earnings (loss) per common share - basic                    $ (0.20)                 0.00
          Net earnings (loss) per common share - diluted                  $ (0.20)                 0.00
========================================================================================================

          Weighted average shares outstanding - basic                   7,113,967             6,664,750
          Weighted average shares outstanding - diluted                 7,113,967             7,161,956
========================================================================================================


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                            Statements of Cash Flows

                   Six Months Ended December 31, 1999 and 1998


                                                                          Six Months Ended      Six Months Ended
                                                                            December 31,           December 31,
                                                                               1999                   1998
                                                                            (Unaudited)            (Unaudited)
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings (loss)                                                    $ (1,438,020)                 7,535
    Adjustments to reconcile net earnings (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                           136,249                170,636
        Changes in operating assets and liabilities:
           Accounts receivable                                                  772,668             (1,307,540)
           Inventories                                                         (296,885)              (290,906)
           Prepaid expenses                                                      19,456                (37,810)
           Accounts payable                                                    (469,057)               987,142
           Accrued expenses                                                     110,137                (39,789)
           Deferred revenue                                                        (314)                27,523
---------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                           (1,165,766)              (483,209)
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                                 992,945                (10,300)
    Purchases of software, furniture and equipment                             (235,150)              (154,628)
---------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities                757,795               (164,928)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                      609,000                  5,906
    Net proceeds from line of credit                                            262,081                668,671
    Increase in note payable                                                    150,000                      -
    Payments of capital lease obligations                                       (58,657)               (32,105)
    Increase in capital lease obligations                                        85,200                 65,027
---------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                        1,047,624                707,499
---------------------------------------------------------------------------------------------------------------

             Net change in cash and cash equivalents                            639,653                 59,362


Cash and cash equivalents at beginning of period                              $ 418,863                382,093
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                    1,058,516                441,455
===============================================================================================================


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998
                                   (Unaudited)


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

3.  DEBT:

On September 3, 1999 the Company signed an amendment to a commercial loan agreement with a bank for a committed line of credit facility. The amendment increased the maximum line of credit from the previous level of $2,000,000 to $2,500,000, modified the minimum net worth covenants and extended the maturity date to June 26, 2001. The facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable, inventory and marketable securities. The facility contains certain covenants and conditions, including minimum net worth and tangible net worth levels. Interest on outstanding borrowings accrues at the bank's base rate or the base rate plus up to 4%, depending on the level of each component of the Company's borrowing base and the outstanding amount on the line of credit. On December 31, 1999, the base rate was 8.5% and outstanding borrowings on the facility were $1,509,838 leaving $990,162 unused.

On December 31, 1999 the Company was in default on the net worth and tangible net worth covenant. The Company has received a waiver of the default as of December 31, 1999.

In December 1999, the Company received $150,000 from a Director of the Company. The Company signed a demand note for the funds, with interest payable monthly at 10%.


4.  CAPITAL STOCK:

On September 6, 1999, the Company issued 134,000 shares of its common stock and received $134,000 upon the exercise of warrants held by a director of the Company.

On November 3, 1999 the Company received $350,000 from directors, net of offering costs, and exchanged $166,250 in trade debt due to a key vendor as a result of a private placement of 516,250 shares of common stock ($1.00 per share).

On November 30, 1999, the Company received $125,000 from a director, net of offering costs, as a result of a private placement of 250,000 shares of common stock. ($.50 per common share).

5.  NET SALES:

Net sales for the six-month period ended December 31, 1999 includes $290,540 from Philips Electronics, N.V. as part of an agreement to terminate its OEM/private label relationship with the Company. Under terms of the agreement, Philips paid the Company $290,540 for lost gross margin on videoconferencing units ordered by Philips but not shipped by the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RSI Systems, Inc., (the "Company" or "RSI"), designs, manufactures and sells high performance, business quality videoconferencing systems throughout a worldwide network of resellers, distributors and private label partners. The Company's fourth-generation product family, the MediaPro 384-TM- system, is a cross-platform, multimedia videoconferencing engine, capable of operating either with or without a host computer and displaying through a variety of output devices. The Company was incorporated under the laws of Minnesota on December 21, 1993.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

NET SALES. Net sales for the second quarter of fiscal year 2000 were $1,124,626, down 57% from $2,592,594 in the second quarter of fiscal year 1999. The decrease in sales in the second quarter of fiscal year 2000 compared to the second quarter of fiscal year 1999 was a result of lower unit volume associated with the Company's reduced distribution through OEM relationships and direct sales. OEM and direct sales volume accounted for more than 75% of net sales in the second quarter of fiscal year 1999, or approximately $2,000,000. In the second quarter of fiscal year 2000, net sales through OEM and direct sales accounted for approximately $390,000. The decreased OEM sales volume was due to a lack of sales to Vtel, Inc. in the second quarter of fiscal year 2000, compared to sales of approximately $1,200,000 to this customer in the second quarter of fiscal year 1999. In the second quarter of fiscal year 1999, Vtel Inc. purchased a certain quantity of units as part of an agreement with the Company. In the second quarter of fiscal year 2000, there was no such requirement, as Vtel had previously taken delivery of all minimum purchase quantities required under the agreement.

As of September 30, 1999, Philips Electronics, N.A. and the Company terminated their OEM relationship. The termination was a result of Philips'overall decision to discontinue its involvement in the settop/workgroup systems videoconferencing market. No sales were made to Philips in the second quarter of fiscal year 2000.

As a result of both Vtel, Inc. and Philips Electronics, N.A. fullfilling their minimum purchase commitments, the Company does not expect any significant sales to these customers in the future. However, the Company does have the right, and expects to manufacture and distribute videoconferencing units in the future with a design similar to those formerly distributed by Philips under its private label relationship with the Company.

In the second quarter of fiscal year 2000, Gentner Communications, Inc. took delivery of all its minimum purchase commitments to the Company. The Company expects Gentner to continue to purchase its products, although there is no current contractural obligation to do so. The timing and amount of such future expected purchases is uncertain.

In the fourth quarter of fiscal year 1999, and continuing into the second quarter of fiscal year 2000, the Company redirected a significant portion of its North American sales efforts away from direct selling, and toward efforts to establish, train and sell primarily through a stronger network of independent third party resellers and distributors. The Company believes this shift in distribution strategy for North America will enhance growth in the longer term despite negatively affecting sales in the short term. In the second quarter of fiscal year 2000, direct sales amounted to approximately $100,000 compared to direct sales of approximately $600,000 for the second quarter of fiscal year 1999.

GROSS PROFIT . Gross profit was $465,374 in the second quarter of fiscal year 2000 compared to a gross profit of $1,301,505 during the second quarter of fiscal year 1999. The lower gross profit was a result of lower unit sales volume. Cost of goods sold as a percentage of net sales were 59% in the second quarter of fiscal year 2000 compared to 50% in the second quarter of fiscal year 1999. The increased cost of sales as a percent of net sales during the second quarter of fiscal year 2000 was primarily due to the write off of certain inventory and the conversion of certain inventory to alternate models.

In the second quarter of fiscal year 2000, the Company scrapped and wrote off certain excess parts in inventory which were originally purchased in minimum quantities, and were determined to be no longer necessary for the production of current products. This inventory write off amounted to approximately $46,000, or 4% of net sales for the period.

The Company also wrote off certain inventory previously utilized primarily for demonstration purposes in its Amsterdam, The Netherlands sales office. This sales office was moved to the United Kingdom in November, 1999. The amount of such write off was approximately $30,000, or 3% of net sales.

During the second quarter of fiscal year 2000, the Company converted certain videoconferencing units from one model to another to fullfill customer orders without building additional units. Costs associated with this inventory conversion were approximately $50,000, or 4% of net sales for the period.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $215,245 for the second quarter of fiscal year 2000, or 19% of sales, compared to research and development expenses of $342,231, or 13% of sales for the second quarter of fiscal year 1999. The percentage increase in the second quarter of fiscal year 2000 was due to lower sales as discussed above. Actual spending was higher during the second quarter of fiscal year 1999 due to a higher level of hardware and software development activity associated with the Company's new Media Pro product as well as development in support of OEM and private label partners. The Company also incurred recruiting costs associated with new personnel in the second quarter of fiscal year 1999. During the second quarter of fiscal year 2000 the Company's research and development efforts were directed toward smaller scale enhancements to the Media Pro product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $915,743 in the second quarter of fiscal year 2000, or 82% of sales, compared to $992,274 or 38% of sales for the second quarter of fiscal year 1999. The percentage increase was due to lower sales in the second quarter of fiscal year 2000 as discussed above. The decrease in actual expenditures during the second quarter of fiscal year 2000 was a result of decreased sales, marketing, technical support and administrative expenses and activities associated with lower sales volume. In November, 1999, the Company reduced non-critical headcount by 11, to a remaining level of 24 employees, to reduce monthly operating expenses. The Company currently believes it has maintained the needed resources to effectively execute its opertating plan for the remainder of calander year 2000.

As a result of the foregoing, the net loss for the second quarter of fiscal year 2000 was $(681,773) or $(.09) per common share compared to a net loss of $(39,472), or $(.01) per common share in the second quarter of fiscal year 1999.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 1998

NET SALES. Net sales for the six-month period ended December 31, 1999 were $2,478,754, down 50% from $4,955,545 for the six-month period ended December 31, 1998. The decrease in sales during the six-month period ended December 31, 1999 was a result of lower unit volume associated with the Company's distribution through its OEM relationships and direct sales.

OEM and direct sales volume accounted for more than 70% of net sales in the six-month period ended December 31, 1998, or approximately $3,700,000. In the six-month period ended December 31, 1999, net sales through OEM relationships and direct sales amounted to approximately $1,300,000. The decreased OEM sales volume was due to a lack of sales to Vtel, Inc. in the six-month period ended December 31, 1999, compared to sales of approximately $1,600,000 to this customer during the six-months ended December 31, 1998. In the six-month period ended December 31, 1998, Vtel Inc. purchased a certain quantity of units as part of an agreement with the Company. In the six-month period ended December 31, 1999, there was no such requirement, as Vtel had previously taken delivery of all minimum purchase quantities required under the agreement.

As of September 30, 1999, Philips Electronics, N.A. and the Company terminated their OEM relationship. The termination was a result of Philips'overall decision to discontinue its involvement in the settop/workgroup systems videoconferencing market.

As a result of both Vtel, Inc. and Philips Electronics, N.A. fullfilling their minimum purchase commitments, the Company does not expect any significant sales to these customers in the future. However, the Company does have the right, and expects to manufacture and distribute videoconferencing units in the future with a design similar to those formerly distributed by Philips under its private label relationship with the Company.

As of December 31, 1999, Gentner Communications, Inc. had taken delivery of its minimum purchase commitments to the Company. The Company expects Gentner to continue to purchase products although there is no current contractural obligation to do so. The timing and amount of such purchases is uncertain.

In the fourth quarter of fiscal year 1999, and continuing into the second quarter of fiscal year 2000, the Company redirected a significant portion of its North American sales efforts away from direct selling, and toward efforts to establish, train and sell primarily through a stronger network of independent third party resellers and distributors. The Company believes this shift in distribution strategy for North America will enhance growth in the longer term despite negatively affecting sales in the short term. In the six-month period ended December 31, 1999, direct sales amounted to approximately $300,000 compared to direct sales of approximately $1,500,000 during the six-month period ended December 31, 1998.

GROSS PROFIT. Gross profit was $1,359,469 for the six-month period ended December 31, 1999, compared to a gross profit of $2,610,949 during the six-month period ended December 31, 1998. The decreased gross profit was a result of lower unit sales volume. Gross profit included $290,540 from Philips as part of the agreement to discontinue its OEM/private label relationship with the Company. Cost of goods sold as a percentage of sales, excluding the $290,540 from Philips were 56% for the six-month period ended December 31, 1999 compared to 47% during the six-month period ended December 31, 1998. The increased cost of goods sold as a percentage of sales during the six-month period ended December 31, 1999 was due primarily to higher costs associated with the write off of certain inventory and conversion of certain inventory to alternate models.

During the second quarter of fiscal year 2000, the Company scrapped and wrote off certain excess parts in inventory which were originally purchased in minimum quantities, and were determined to be no longer necessary for the production of current products. This inventory write off amounted to approximately $46,000, or 2% of net sales for the six-month period ended December 31, 1999.

The Company also wrote off certain inventory previously utilized primarily for demonstration purposes. A large portion of this inventory was located in its Amsterdam, The Netherlands sales office which was moved to the United Kingdom in November, 1999. The amount of such write off was approximately $30,000, or 1% of net sales for the six-month period ended December 31, 1999.

During the second quarter of fiscal year 2000, the Company converted certain videoconferencing units from one model to another to fullfill customer orders without building additional units. Costs associated with this inventory conversion were approximately $50,000, or 2% of net sales for the six-month period ended December 31, 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $485,356, or 18% of sales for the six-month period ended December 31, 1999, compared to research and development expenses of $615,886, or 12% of sales for the six-month period ended December 31, 1998. The percentage increase in the six-month period ended December 31, 1999 was due to lower sales as discussed above. Actual dollar spending was higher during the six-month period ended December 31, 1998 due to higher development activity associated with the Company's new Media Pro product as well as development in support of OEM and private label partners during the period. During the six-month period ended December 31, 1999, the Company's research and development efforts were directed primarily toward smaller scale enhancements to the Media Pro.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses were $2,209,231 for the six-month period ended December 31, 1999 or 80% of sales, compared to $1,972,614 or 40% of sales the six-month period ended December 31, 1998. The percentage increase was due to lower sales during the six-month period ended December 31, 1999 as discussed above. The higher level of actual expenditures during the six-month period ended December 31, 1999 was due to expenses associated with a severence arrangement between the Company and its former President and CEO, who resigned from the Company on September 6, 1999. Under the severance agreement, the Company is to pay the former President a total of $200,000 over a period of twelve months beginning in September 1999. The total amount of the severance arrangement was expensed during the six-month period ended December 31, 2000. The former President signed a non-disclosure and non-compete agreement for a period of one year as part of the overall severance agreement.

OTHER INCOME (EXPENSE). Other income (expense) was $(102,902) for the six-month period ended December 31, 1999, compared to $(14,914) for the six-month period ended December 31, 1998. The Company incurred higher interest expense during the six-month period ended December 31, 1999 due to higher levels of outstanding borrowings on both its line of credit and capital lease obligations. The Company also earned a higher level of interest income on investments during the six-month period ended December 31, 1998, which offset a higher amount of interest expense during that period. The higher level of investments were a result of a higher amount of funds remaining from a private placement of the Company's common stock in January, 1998.

As a result of the foregoing, the net loss for the six-month period ended December 31, 1999 was $(1,438,020), or $(0.20) per common share, compared to a net loss of $(14,914), or $(.00) per common share in the six-month period ended December 31, 1998.

OUTLOOK

The Company is pursuing a strategy of increasing sales by targeting specific markets best suited to its product capabilities and increasing distribution through a few carefully selected third party resellers and distributors. The Company is also pursuing opportunities for increased distrubution by looking for strategic partner arrangements. Finally, the Company is continuing to enhance its product offerings to enhance value and competitive advantage. Although the video conferencing industry remains very competitive and continues to rapidly change, the Company believes its strategy will allow it to increase revenues, and improve income from operations in the long term, despite negatively impacting sales in the short term.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in operating activities was ($1,165,766) for the six-month period ended December 31, 1999, which was primarily due to the net loss of $(1,438,020), a reduction in accounts payable and an increase in inventory during the period. This use of cash was partially offset by a reduction in accounts receivable.

Accounts payable decreased during the six-month period ended December 31, 1999 due to Company efforts to pay the Company's third party manufacturer within its net 30-day terms. The shorter payment cycle to this vendor was implemented in order to support the manufacturer's ramp up in production of MediaPro 384. The decrease in accounts payable was partially offset by an increase in accrued expenses, which was largely a result of the severance agreement between the Company and its former President.

Inventory increased during the six-month period ended December 31, 1999 as a result of the introduction of the Company's new MediaPro 384 product in late June 1999. The product went into full production in the first quarter of fiscal year 2000, and inventory levels were increased in order to maintain product availability. MediaPro 384 inventory represents an incremental addition of overall inventory, as the Company continues to support its previous product line, Video Flyer Plus.

Accounts receivable decreased during the six-month period ended December 31, 1999 due to decreased sales volume during the latter half of the second quarter of fiscal year 2000, compared to the latter half of the fourth quarter of fiscal year 1999.

CASH FLOWS FROM INVESTING ACTIVITIES

During the six-month period ended December 31, 1999, the Company received cash from investing activities of $992,995, primarily as a result of maturities of government securities. The proceeds of these maturities were reinvested in money market funds for increased liquidity during the period.

During the period ended December 31, 1999, the Company invested $235,150 in capital assets. These assets were obtained in connection with the Company's continued development, enhancement and support of its Media Pro product. The primary portion of this investment is represented by $155,000 software development costs associated with enhancements to Media Pro. These costs have been capitalized in accordance with the Company's policy of capitalizing such costs, if material, subsequent to the establishment of technological feasibility. The Company financed approximately $80,000 of these costs under a capital lease arrangement with a third party leasing company.

CASH FLOW FROM FINANCING ACTIVITIES

Through December 31, 1999, cash requirements of the Company have been funded primarily by the issuance of common stock, a loan from a Director of the Company and borrowings on a credit facility from its bank.

To finance working capital during the six-month period ended December 31, 1999, the Company increased net outstanding borrowings on its line of credit by $262,081. At December 31, 1999, the Company had a balance of $1,509,838 outstanding on its $2,500,000 credit facility, leaving $990,162 unused.

In September 1999, the Company received proceeds of $134,000 from the exercise of warrants held by a director of the Company for the purchase of 134,000 shares of common stock at $1.00 per share. In addition, the Company received proceeds of $350,000 on November 3, 1999 from the private placement of 350,000 shares of common stock sold to directors of the Company for $1.00 per share. As part of the private placement, the Company also issued 166,250 shares of common stock as payment for $166,250 in trade accounts payable to a key vendor.

On November 30, 1999 the Company received proceeds of $125,000 from the private placement of 250,000 shares of common stock sold to a director of the Company for $.50 per share.

In December 1999, the Company received a total of $150,000 in the form of a demand note payable to a Director of the Company. The note is unsecured, and carries an interest rate of 10% payable monthly.

LIQUIDITY

The Company believes that recent reductions in operating expenses and strong management of accounts receivable, inventory and accounts payable and funds available under its line of credit will allow it to minimize the use of cash from operations until sales increase sufficiently to achieve a positive cash flow from operations. Management plans to continue its strategy of increasing sales through pursuit of stronger distrubution partners and to continue to provide these partners with new product offerings and enhancements to increase its competitive advantage. However, there can be no assurance that sales increases will materialize, or that the timing of such increases, if any, will be sufficient to permit the Company to operate without the need for additional capital.

In the event the Company requires cash in excess of funds available from operations or its line of credit, management would seek additional financing. However, no formal arrangements have been made in this regard and no assurance can be made that any such financing would be available on reasonable terms, or at all.

NASDAQ DELISTING

In December, 1999, the Company was delisted from the Nasdaq SmallCap Stock Market due to the Company's failure to meet the Nasdaq requirement of a minimum net tangible asset balance of $2,000,000. On December 31, 1999, the Company had a net tangible asset balance of $823,613 which was below the Nasdaq requirement.

The Company's shares are now traded on the over-the-counter market.

YEAR 2000 STATUS

The Company has completed what it believes to be the critical aspects of preparing for Year 2000 issues relative to its business. The Company has experienced no material adverse consequences of the year 2000 issue relative to its business and it expects none in the future.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES.

         A worst case scenario relative to the Year 2000 issue would be that the Company needs to replace both its information technology and non-information technology systems, and utilize alternate sources of supply for its critical components and third party manufacturing due to unforseen year 2000 issues. Because of its current size, the Company believes replacement of its current information systems would not result in costs material to the Company's financial condition or results of operations. In the event key sources of supply were disrupted due to Y2K issues with vendors, the Company believes it could implement suitable alternative sources of supply but the situation could have a material impact on the Company's business. The Company has analyzed these uncertainties and has a plan of action to minimize the uncertainties and mitigate the potential costs involved, should the worst case scenario occur.

CONTINGENCY PLANS.

         The Company currently has a contingency plan to handle the worst case scenario above. The Company believes it is not practical to implement remediation efforts to remove the risks of the worst case scenario above, due to the costs involved and the Company's belief that the likelihood of the worst case scenario occurring is remote, especially in light of the time elapsed since the change over to year 2000 with no known difficulties or issues. The Company continues to monitor the Y2K situation carefully as is relates to its business and expects to take appropriate measures to mitigate the impact of a worst case scenario should signs of it become apparent.

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


                                         RSI Systems, Inc.




Dated:   February 11, 2000               /s/      Eugene W. Courtney
                                         -------------------------------------
                                                  Eugene W. Courtney
                                         Its President & Chief Executive Officer


                                         By:  /s/ James D. Hanzlik
                                         -------------------------------------
                                                  James D. Hanzlik
                                         Its Chief Financial Officer

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
               FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 1999



Item No.                 Title of Document                  Method of Filing
--------                 -----------------                  ----------------
27.1                  Financial Data Schedule          Filed herewith electronically

