Form 10QSB
period 2000-03-31
RSI SYSTEMS INC/MN
filed 2000-05-15
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.



                         Commission File Number 0-27106
                                                -------


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

The Company had 7,754,331 shares of Common Stock, $ 0.01 par value per share, outstanding as of May 11, 2000.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

                                RSI Systems, Inc.

                                      INDEX



                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION


         Item 1.   Financial Statements

                   Balance Sheets - March 31, 2000 (unaudited)
                   and June 30, 1999 ..........................................3

                   Statements of Operations (unaudited) - Three
                   months and nine months ended March 31, 2000 and 1999........4

                   Statements of Cash Flows (unaudited) - Nine
                   months ended March 31, 2000 and 1999........................5

                   Notes to Financial Statements...............................6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................9

PART II  OTHER INFORMATION....................................................16

Signatures....................................................................17

Exhibit Index.................................................................18

                                RSI SYSTEMS, INC.

                                 Balance Sheets

                        March 31, 2000 and June 30, 1999

                                                                       March 31,
                                                                         2000             June 30,
                                       Assets                         (Unaudited)           1999
-----------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                        $     44,065            418,863
    Marketable securities                                                  81,181            992,945
    Accounts receivable, net of allowance for doubtful
      accounts of $309,000 and $228,000, respectively                     370,999          1,517,650
    Inventories                                                           861,474          1,034,238
    Prepaid expenses                                                       63,893             86,566
-----------------------------------------------------------------------------------------------------
            Total current assets                                        1,421,612          4,050,262
-----------------------------------------------------------------------------------------------------

Property and equipment:
    Software                                                              410,049            138,507
    Furniture and equipment                                             1,269,997          1,180,336
    Leasehold improvements                                                 56,279             56,279
      Less accumulated depreciation and amortization                   (1,074,283)          (852,016)
-----------------------------------------------------------------------------------------------------
            Net property and equipment                                    662,042            523,106
-----------------------------------------------------------------------------------------------------

                                     Total assets                    $  2,083,654          4,573,368
=====================================================================================================

                        Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable                                                 $    792,036          1,332,154
    Accrued expenses                                                      139,834            183,569
    Deferred revenue                                                       74,736             77,800
    Revolving credit facility (Note 3)                                    388,197          1,247,757
    Notes payable - Shareholder (Note 3)                                  300,000                 --
    Current portion of capital lease obligations                          107,628            106,140
-----------------------------------------------------------------------------------------------------
            Total current liabilities                                   1,802,431          2,947,420
-----------------------------------------------------------------------------------------------------

Long-term liabilities:
    Capital lease obligations, net of current portion                     138,542            139,565
-----------------------------------------------------------------------------------------------------
            Total long-term liabilities                                   138,542            139,565
-----------------------------------------------------------------------------------------------------

Stockholders' equity (Note 4):
      Common stock ($.01 par value per share, 12,000,000 shares
            authorized, 7,754,331 and 6,837,281 issued and
            outstanding, respectively)                                     77,543             68,373
      Additional paid-in capital                                       18,113,620         17,338,241
      Accumulated deficit                                             (18,048,482)       (15,920,231)
-----------------------------------------------------------------------------------------------------
            Total stockholders' equity                                    142,681          1,486,383
-----------------------------------------------------------------------------------------------------

                     Total liabilities and stockholders' equity      $  2,083,654          4,573,368
=====================================================================================================


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                            Statements of Operations

           Three Months and Nine Months Ended March 31, 2000 and 1999

                                                              Three Months       Three Months
                                                                 Ended               Ended
                                                                March 31,          March 31,
                                                                  2000               1999
                                                              (Unaudited)         (Unaudited)
----------------------------------------------------------------------------------------------
Net sales                                                     $    741,234          2,789,939
Cost of goods sold                                                 374,812          1,311,113
Inventory writedown to lower of cost or market                     320,000                 --
----------------------------------------------------------------------------------------------
         Gross profit                                               46,422          1,478,826

Research and development                                           164,862            290,068
Selling, general, and administrative                               518,953          1,126,225
----------------------------------------------------------------------------------------------
         Operating income (loss)                                  (637,393)            62,533

Other income (expense):
   Interest income (expense), net                                  (52,838)           (15,641)
----------------------------------------------------------------------------------------------
         Other income (expense), net                               (52,838)           (15,641)
----------------------------------------------------------------------------------------------

         Net earnings (loss)                                  $   (690,231)            46,892
==============================================================================================

         Net earnings (loss) per common share - basic         $      (0.09)              0.01
         Net earnings (loss) per common share - diluted       $      (0.09)              0.01
==============================================================================================

         Weighted average shares outstanding - basic             7,747,171          6,675,092
         Weighted average shares outstanding - diluted           7,747,171          7,231,100
==============================================================================================

                                                              Nine Months        Nine Months
                                                                 Ended               Ended
                                                               March 31,           March 31,
                                                                 2000                1999
                                                              (Unaudited)         (Unaudited)
----------------------------------------------------------------------------------------------

Net sales                                                     $  3,489,988          7,745,484
Cost of goods sold                                               1,764,097          3,655,709
Inventory writedown to lower of cost or market                     320,000                 --
----------------------------------------------------------------------------------------------
         Gross profit                                            1,405,891          4,089,775

Research and development                                           650,218            905,954
Selling, general, and administrative                             2,728,185          3,098,839
----------------------------------------------------------------------------------------------
         Operating income (loss)                                (1,972,512)            84,982

Other income (expense):
   Interest income (expense), net                                 (155,739)           (30,555)
----------------------------------------------------------------------------------------------
         Other income (expense), net                              (155,739)           (30,555)
----------------------------------------------------------------------------------------------

         Net earnings (loss)                                  $ (2,128,251)      $     54,427
==============================================================================================

         Net earnings (loss) per common share - basic         $      (0.29)              0.01
         Net earnings (loss) per common share - diluted       $      (0.29)              0.01
==============================================================================================

         Weighted average shares outstanding - basic             7,333,728          6,666,822
         Weighted average shares outstanding - diluted           7,333,728          7,185,469
==============================================================================================


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                            Statements of Cash Flows

                    Nine Months Ended March 31, 2000 and 1999

                                                                      Nine Months         Nine Months
                                                                         Ended              Ended
                                                                        March 31,          March 31,
                                                                          2000               1999
                                                                       (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings (loss)                                               $ (2,128,251)            54,427
    Adjustments to reconcile net earnings (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                      222,267            249,266
        Inventory writedown to lower of cost or market                     320,000                 --
        Changes in operating assets and liabilities:
           Accounts receivable                                           1,146,651         (1,455,811)
           Inventories                                                    (147,236)          (390,203)
           Prepaid expenses                                                 22,673            (42,761)
           Accounts payable                                               (373,868)           817,237
           Accrued expenses                                                (43,735)            87,221
           Deferred revenue                                                 (3,064)            70,165
------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                        (984,563)          (610,459)
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Proceeds from sale (purchase) of marketable securities                 911,764            (10,828)
    Purchases of furniture and equipment                                  (276,003)          (109,081)
------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities           635,761           (119,909)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                 618,299             23,906
    Net (payments) proceeds from line of credit                           (859,560)           764,371
    Increase in notes payable - Shareholder                                300,000                 --
    Payments on capital lease obligations                                  (84,735)           (55,773)
------------------------------------------------------------------------------------------------------
             Net cash (used in) provided by financing activities           (25,996)           732,504
------------------------------------------------------------------------------------------------------

             Net change in cash and cash equivalents                      (374,798)             2,136


Cash and cash equivalents at beginning of period                      $    418,863            382,093
------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                            $     44,065            384,229
======================================================================================================


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (Unaudited)


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

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. NET EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities, and diluted earnings per share includes such effects, if dilutive. Differences between basic and diluted weighted average shares outstanding result from the dilutive effect of stock options and warrants under the treasury stock method.

3. DEBT:

On September 3, 1999 the Company signed an amendment to a commercial loan agreement with a bank for a committed line of credit facility. The amendment increased the maximum line of credit from the previous level of $2,000,000 to $2,500,000, modified the minimum net worth covenants and extended the maturity date to June 26, 2001. The facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of certain accounts receivable, inventory and marketable securities. The facility contains certain covenants and conditions, including minimum net worth and tangible net worth levels. Interest on outstanding borrowings accrues at the bank's base rate or the base rate plus up to 4%, depending on the level of each component of the Company's borrowing base and the outstanding amount on the line of credit. On March 31, 2000, the base rate was 9% and outstanding borrowings on the facility were $388,197, with approximately $220,000 available.

On March 31, 2000 the Company was in default on the net worth and tangible net worth covenant. The Company is in the process of renegotiating net worth covenants with its bank and obtaining a waiver of the default. There can be no assurance that the Company will be able to successfully renegotiate the covenants or obtain such a waiver.

In December 1999 and in February 2000, the Company received two $150,000 payments from its

Chairman, Mr. Richard F. Craven, in exchange for issuing two separate notes payable of $150,000 to Mr. Craven. Both notes payable carry an interest rate of 10% and are due on June 17, 2000 and August 24, 2000 respectively. On the due date, at the election of Mr. Craven, each $150,000 note is convertible into the Company's Common Stock all or in part at the market prices of the Company's Common Stock on the date the notes were signed which were $.53 and $.67 per share, respectively.

4. CAPITAL STOCK:

On September 6, 1999, the Company issued 134,000 shares of its Common Stock and received $134,000 upon the exercise of warrants held by Mr. Richard F. Craven, Chairman of the Company.

On November 3, 1999, the Company sold 200,000, 100,000 and 50,000 shares of Common Stock at $1.00 per share to Mr. Richard F. Craven, Mr. Byron G. Shaffer and Mr. S. Albert Hanser, respectively, all directors of the Company. Net proceeds from this private placement of the Company's Common Stock were $350,000. In addition, the Company issued 166,250 shares of Common Stock as payment of $166,250 in trade debt due to a key vendor as part of the private placement.

On November 30, 1999, Mr. Richard F. Craven, Chairman of the Company, purchased 250,000 shares of the Company's Common Stock at $.50 per share. Net proceeds of this private placement were. $125,000.

5. NET SALES:

Net sales for the nine-month period ended March 31, 2000 includes $290,540 from Philips Electronics, N.V. as part of an agreement to terminate its OEM/private label relationship with the Company. Under terms of the agreement, Philips paid the Company $290,540 for lost gross margin on videoconferencing units ordered by Philips but not shipped by the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RSI Systems, Inc., (the "Company" or "RSI"), designs, manufactures and sells high performance, business quality videoconferencing systems throughout a worldwide network of resellers, distributors and private label partners. The Company's fourth-generation product family, the MediaPro384(TM) system, is a cross-platform, multimedia videoconferencing engine, capable of operating either with or without a host computer and displaying through a variety of output devices. The Company was incorporated under the laws of Minnesota on December 21, 1993.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net Sales. Net sales for the third quarter of fiscal year 2000 were $741,234, down 73% from $2,789,939 in the third quarter of fiscal year 1999. The decrease in sales in the third quarter of fiscal year 2000 compared to the third quarter of fiscal year 1999 was primarily a result of lower unit volume associated with the Company's reduced distribution through OEM relationships and direct sales. Sales to OEM partners and direct sales volume accounted for approximately 70% of net sales in the third quarter of fiscal year 1999, or approximately $2,042,000. In the third quarter of fiscal year 2000, net sales through OEM partners and direct sales accounted for approximately $193,000 or 25% of net sales.

The decreased OEM sales volume was due to insignificant sales to Vtel, Inc.
(Vtel), Philips Electronics, N.A. (Philips) and Gentner Communications Inc. (Gentner) in the third quarter of fiscal year 2000, compared to sales of approximately $1,710,000 to these customers in the third quarter of fiscal year 1999. In the third quarter of fiscal year 1999, Vtel and Gentner purchased certain quantities of units as part of their agreements with the Company. In the third quarter of fiscal year 2000, there were no such requirements, as both customers had previously taken delivery of all minimum purchase quantities required.

As of September 30, 1999, Philips and the Company terminated their OEM relationship. The termination was a result of Philips'overall decision to discontinue its involvement in the settop/workgroup systems videoconferencing market. No sales were made to Philips in the third quarter of fiscal year 2000.

The Company does not expect any significant sales to Vtel and Philips in the future. However, the Company does have the right, and expects to manufacture and distribute videoconferencing units in the future with a design similar to those formerly distributed by Philips under its former private label relationship with the Company.

As of December 31, 1999, Gentner Communications, Inc. had taken delivery of all its minimum purchase commitments to the Company and no sales were made to Gentner in the third quarter of fiscal year 2000. Since there is currently no contractual obligation for Gentner to purchase the Company's products, the timing and amount of future purchases from Gentner is uncertain.

In the fourth quarter of fiscal year 1999, and continuing into the third quarter of fiscal year 2000, the Company redirected a significant portion of its North American sales efforts away from direct selling, and toward efforts to establish, train and sell primarily through a few carefully selected independent third party resellers and distributors. The Company believes this shift in distribution strategy for North America will enhance growth in the longer term despite negatively affecting sales in the short term. In the third quarter of fiscal year 2000, direct sales amounted to approximately $165,000 compared to direct sales of approximately $332,000, for the third quarter of fiscal year 1999.

Gross Profit. Gross profit was $46,422 in the third quarter of fiscal year 2000 compared to a gross profit of $1,478,826 during the third quarter of fiscal year 1999. The lower gross profit was a result of lower unit sales volume and an inventory writedown during the third quarter of fiscal year 2000. Excluding the inventory writedown, cost of goods sold as a percentage of net sales were 51% in the third quarter of fiscal year 2000 compared to 47% in the third quarter of fiscal year 1999. The higher cost of goods sold percentage was a result of changes in product mix and related average selling prices during the third quarter of fiscal year 2000 compared to fiscal year 1999.

As a result of new technology, intense competitive pressure and the effect of these factors on sales of the Company's previous generation products, the Company wrote down the cost of certain inventory used in the production of its previous generation products to estimated market value in the third quarter of fiscal year 2000. This inventory write down amounted to $320,000 or 43% of net sales for the period.

Research and Development Expenses. Research and development expenses were $164,862 for the third quarter of fiscal year 2000, or 22% of sales, compared to research and development expenses of $290,068, or 10% of sales for the third quarter of fiscal year 1999. The percentage increase in the third quarter of fiscal year 2000 was due to lower sales as discussed above. Actual spending was higher during the quarter of fiscal year 1999 due to a higher level of hardware and software development activity associated with the Company's new MediaPro384(TM) product as well as development in support of OEM and private label partners. During the third quarter of fiscal year 2000 the Company's research and development efforts were directed toward smaller scale enhancements to the MediaPro(TM) product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $518,953 in the third quarter of fiscal year 2000, or 70% of sales, compared to $1,126,225 or 40% of sales for the third quarter of fiscal year 1999. The percentage increase was due to lower sales in the third quarter of fiscal year 2000 as discussed above. The decrease in actual expenditures during the third quarter of fiscal year 2000 was a result of decreased sales, marketing, technical support and administrative expenses and activities associated with lower sales volume. In November 1999, the Company reduced non-critical headcount by 11, to reduce monthly operating expenses. The Company currently believes it has the needed resources to effectively execute its operating plan for the remainder of calendar year 2000.

In addition, during the third quarter of fiscal year 2000 the Company signed a Modified Separation and Severance Agreement with its previous President and CEO, Mr. Donald C. Lies. Under the modified agreement, remaining payments of approximately $90,000 which had been accrued and expensed in previous quarters were reversed, which contributed to the lower overall reduction in selling, general and administrative expenses for the third quarter of fiscal year 2000.

Other Income (Expense). Other income (expense) was $(52,838) for the third quarter of fiscal year 2000, compared to $(15,641) for the third quarter of fiscal year 1999. The Company incurred higher interest expense during the third quarter of fiscal year 2000 due to higher levels of outstanding borrowings on both its line of credit and capital lease obligations, as well as interest charges on material procured on behalf of the Company by its third party manufacturer.

As a result of the foregoing, the net loss for the third quarter of fiscal year 2000 was $(690,231) or $(.09) per common share compared to a net profit of $46,892, or $.01 per common share in the third quarter of fiscal year 1999.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

Net Sales. Net sales for the nine-month period ended March 31, 2000 were $3,489,988, down 55% from $7,745,484 for the nine-month period ended March 31, 1999. The decrease in sales during the nine-month period ended March 31, 2000 was a result of lower unit volume associated with the Company's distribution through its OEM relationships and direct sales.

OEM and private label sales volume accounted for approximately 51% of net sales in the nine-month period ended March 31, 1999, or approximately $3,980,000. In the nine-month period ended March 31, 2000, net sales through OEM/private label relationships amounted to approximately $880,000. The decreased OEM/private label sales volume was primarily due to less than $40,000 sales to Vtel in the nine-month period ended March 31, 2000, compared to sales of approximately $2,900,000 to this customer during the nine-months ended March 31, 1999. In the nine-month period ended March 31, 1999, Vtel. purchased a certain quantity of units as part of an agreement with the Company. In the nine-month period ended March 31, 2000, there was no such requirement, as Vtel had previously taken delivery of all minimum purchase quantities required under the agreement.

As of September 30, 1999, Philips and the Company terminated their OEM relationship. The termination was a result of Philips'overall decision to discontinue its involvement in the settop/workgroup systems videoconferencing market. Net sales for the nine-month period ended March 31, 2000 includes $290,540 from Philips as part of an agreement to terminate its OEM/private label relationship with the Company. Under terms of the agreement, Philips paid the Company $290,540 for lost gross margin on videoconferencing units ordered by Philips but not shipped by the Company. Total sales to Philips were $580,000 and $540,000 during the nine-month periods ended March 31, 2000 and 1999 respectively.

As a result of both Vtel and Philips fulfilling their minimum purchase commitments, the Company does not expect any significant sales to these customers in the future. However, the Company does have the right, and expects to manufacture and distribute videoconferencing units in the future with a design similar to those formerly distributed by Philips under its former private label relationship with the Company.

Net sales to Gentner for the nine-month period ended March 31, 2000 were down approximately $270,000 from the previous nine-month period ended March 31, 1999. As of December 31, 1999, Gentner Communications, Inc. had taken delivery of all its minimum purchase commitments to the Company. Since there is currently no contractual obligation for Gentner to purchase the Company's products, the timing and amount of future purchases from Gentner is uncertain.

In the fourth quarter of fiscal year 1999, and continuing into the third quarter of fiscal year 2000, the Company redirected a significant portion of its North American sales efforts away from direct selling, and toward efforts to establish, train and sell primarily through a lower number of carefully selected independent third party resellers and distributors. The Company believes this shift in distribution strategy for North America will enhance growth in the longer term despite negatively affecting sales in the short term. In the nine-month period ended March 31, 2000, direct sales amounted to approximately $475,000 compared to direct sales of approximately $2,145,000 during the nine-month period ended March 31, 1999.

Gross Profit. Gross profit was $1,405,891 for the nine-month period ended March 31, 2000, compared to a gross profit of $4,089,775 during the nine-month period ended March 31, 1999. The decreased gross profit was a result of lower unit sales volume and an inventory writedown to lower of cost or market of $320,000 during the third quarter of fiscal year 2000. Cost of goods sold, (excluding the $320,000 inventory writedown), as a percentage of sales, (excluding the $290,540 from Philips), (note 5), were 55% for the nine-month period ended March 31, 2000 compared to 47% during the nine-month period ended March 31, 1999.

The 8 percentage point increase in cost of goods sold as a percentage of sales during the nine-month period ended March 31, 2000 as discussed above, was primarily associated with the write-off of certain inventory and rework costs in the second quarter of fiscal year 2000 and changes in product mix and related average selling prices during the nine-month period ending March 31, 2000 compared to the previous period.

Research and Development Expenses. Research and development expenses were $650,218, or 19% of sales for the nine-month period ended March 31, 2000, compared to research and development expenses of $905,954 or 12% of sales for the nine-month period ended March 31, 1999. The percentage increase in the nine-month period ended March 31, 2000 was due to lower sales as discussed above. Actual dollar spending was higher during the nine-month period ended March 31, 1999 due to higher development activity associated with the Company's new Media Pro384(TM) product as well as development in support of OEM and private label partners during that period. During the nine-month period ended March 31, 2000, the Company's research and development efforts were directed primarily toward smaller scale enhancements to the MediaPro384(TM).

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $2,728,185 for the nine-month period ended March 31, 2000 or 78% of sales, compared to $3,098,839 or 40% of sales the nine-month period ended March 31, 1999. The percentage increase was due to lower sales during the nine-month period ended March 31, 2000 as discussed above. The lower level of actual expenditures during the nine-month period ended March 31,

2000 was a result of decreased sales, marketing, technical support and administrative expenses and activities associated with lower sales volume.

Other Income (Expense). Other income (expense) was $(155,739) for the nine-month period ended March 31, 2000, compared to $(30,555) for the nine-month period ended March 31, 1999. The Company incurred higher interest expense during the nine-month period ended March 31, 2000 due to higher levels of outstanding borrowings on both its line of credit and higher levels of interest charged on material procured on behalf of the Company by its third party manufacturer. The Company also earned a higher level of interest income on investments during the nine-month period ended March 31, 1999, offsetting a greater amount of interest expense during that period. The higher level of investments were a result of a higher amount of funds remaining from a private placement of the Company's common stock in January, 1998.

As a result of the foregoing, the net loss for the nine-month period ended March 31, 2000 was $(2,128,251) or $(.29) per common share, compared to a net profit of $54,427, or $.01 per common share in the nine-month period ended March 31, 1999.

OUTLOOK

The Company is pursuing a strategy of increasing sales by targeting specific markets best suited to its product capabilities and increasing distribution through a few carefully selected third party resellers and distributors. The Company is also pursuing opportunities for increased distribution by looking for strategic partner arrangements. Finally, the Company is continuing to enhance its product offerings to enhance value and competitive advantage. Although the video conferencing industry remains very competitive and continues to rapidly change, the Company believes its strategy will allow it to increase revenues, and improve income from operations in the long term, despite negatively impacting sales in the short term.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in operating activities was ($984,563) for the nine-month period ended March 31, 2000, which was primarily due to the net loss of approximately $(1,586,000), (excluding the non-cash items of depreciation and inventory writedowns), and a decrease in accounts payable of $373,868, which was offset by a reduction accounts receivable of $1,146,651. Accounts receivable decreased during the nine-month period ended March 31, 2000 as a result of lower sales volume during the latter half of the third quarter of fiscal year 2000 compared to the latter half of the fourth quarter of fiscal year 1999. Accounts payable decreased during the nine-month period ended March 31, 2000 due to Company efforts to pay the Company's third party manufacturer within 60 days. The shorter payment cycle to this vendor was implemented in order to support the manufacturer's production of MediaPro384(TM).

Prior to inventory reserve increases for a writedown of cost to market value, inventory increased $147,236 during the nine-month period ended March 31, 2000 as a result of the introduction of the Company's new MediaPro384(TM) product in late June 1999. The product went into full production in the first quarter of fiscal year 2000, and inventory levels were increased in order to maintain product availability. MediaPro384(TM) inventory represents an incremental addition of overall inventory, as the Company continues to support its previous product line, Video Flyer Plus.

CASH FLOWS FROM INVESTING ACTIVITIES

During the nine-month period ended March 31, 2000, the Company received net cash from investing activities of $635,761 primarily as a result of maturities of government securities of $911,764. Also during the period ended March 31, 2000, the Company invested approximately $361,000 in capital assets. These assets were obtained in connection with the Company's continued development, enhancement and support of its MediaPro384(TM) product. The primary portion of this investment is represented by $255,000 in software purchased from third parties for enhancements to MediaPro384(TM). These costs have been capitalized in accordance with the Company's policy of capitalizing such costs, if material, subsequent to the establishment of technological feasibility. The Company financed approximately $85,000 of these costs under an agreement with a leasing company.

CASH FLOW FROM FINANCING ACTIVITIES

Through March 31, 2000, cash requirements of the Company have been funded primarily by the issuance of common stock, loans from a Director of the Company and borrowings on a credit facility from its bank.

To finance working capital during the nine-month period ended March 31, 2000, the Company increased net outstanding borrowings on its line of credit by approximately $289,000, and in February, 2000 the Company paid down the outstanding balance on its line of credit with proceeds from the sale of marketable securities of approximately $1,148,000 to minimize interest costs. This resulted in an overall net reduction of the line of credit balance of approximately $859,000. At March 31, 2000, the Company had a balance of $388,197 outstanding on its $2,500,000 credit facility, with approximately $220,000 available.

In September 1999, the Company received net proceeds of $134,000 from the exercise of warrants held by Mr. Richard F. Craven, Chairman of the Company, for the purchase of 134,000 shares of Common Stock at $1.00 per share. In addition, the Company received net proceeds of $350,000 on November 3, 1999 from the private placement of 200,000, 100,000 and 50,000 shares of Common Stock sold at $1.00 per share to Mr. Richard F. Craven, Mr. Byron G. Shaffer and Mr. S. Albert Hanser respectively, all directors of the Company. As part of this private placement, the Company also issued 166,250 shares of common stock as payment for $166,250 in trade accounts payable to a key vendor.

On November 30, 1999 the Company received net proceeds of $125,000 from the private placement of 250,000 shares of Common Stock sold to Mr. Richard F. Craven, Chairman of the Company, for $.50 per share.

In December 1999 and in February 2000, the Company received two equal $150,000 payments from it Chairman, Mr. Richard F. Craven, in exchange for issuing two separate notes payable of $150,000 to Mr. Craven. Both notes payable carry an interest rate of 10% and are due on June 17, 2000 and August 24, 2000 respectively. On the due date, at the election of Mr. Craven, each $150,000 note is convertible into the Company's Common Stock all or in part at the market prices of the Company's Common Stock on the date the notes were signed which were $.53 and $.67 per share respectively.

LIQUIDITY

The Company believes that recent reductions in operating expenses and strong management of accounts receivable, inventory and accounts payable and funds available under its line of credit will allow it to minimize the use of cash from operations until sales increase sufficiently to achieve a positive cash flow from operations. Management plans to continue its strategy of increasing sales through pursuit of stronger distribution partners and to continue to provide these partners with new product offerings and enhancements to increase its competitive advantage. However, there can be no assurance that sales increases will materialize, or that the timing of such increases, if any, will be sufficient to permit the Company to operate without the need for additional capital.

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


                                         RSI Systems, Inc.




Dated: May 12, 2000                      /s/       Eugene W. Courtney
                                         ---------------------------------------
                                                   Eugene W. Courtney
                                         Its President & Chief Executive Officer


                                         By: /s/   James D. Hanzlik
                                             -----------------------------------
                                                   James D. Hanzlik
                                         Its Chief Financial Officer

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2000




Item No.                 Title of Document                Method of Filing
--------                 -----------------                ----------------

27.1               Financial Data Schedule         Filed herewith electronically