Form 10KSB40
period 2000-06-30
RSI SYSTEMS INC/MN
filed 2000-09-28
CIK 936130

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

                              5593 WEST 78TH STREET
                              MINNEAPOLIS, MN 55439
                              ---------------------
              (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 896-3020

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:     NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:     COMMON STOCK,
                                                                $.01 PAR VALUE

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB for any amendment to this Form 10-KSB. |_|

The Company's revenues for its most recent fiscal year were $4,576,277.

On September 22, 2000, the Company had 6,354,559 shares of common stock, $.01 par value, outstanding, and the aggregate market value of the common stock as of that date (based on the average of the closing bid and asked prices as of that date as reported by the OTC Bulletin Board System), excluding outstanding shares beneficially owned by directors and officers, was approximately $2,087,000.

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

ITEM     1. DESCRIPTION OF BUSINESS.

(a)      BUSINESS DEVELOPMENT

         RSI Systems, Inc., (the "Company" or "RSI"), designs, manufactures and sells high performance, business quality videoconferencing systems throughout a worldwide network including resellers, distributors and OEM or private label partners. The Company's fourth-generation product family, the MediaPro 384(TM) (MediaPro or MediaPro 384) system, is available for sale worldwide and represents the Company's primary source of revenue. This system provides television quality video and audio via a miniaturized, self-contained free-standing device which is fully industry standards based and is sold in three different configurations: laptop, dual platform and multipoint.

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

         In July 1996, the Company redirected its efforts away from the computer-based desktop videoconferencing systems marketplace and towards the emerging workgroup and settop television-based market. Subsequently, the Company designed a second-generation system, the Video Flyer, that created a new level of video, audio and price performance without need for interfacing to any type of computer system. Deemed a COMPUTER-FREE SYSTEM, the original Video Flyer evolved into the Video Flyer Plus product line of videoconferencing engines with enhanced features and functionality.

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

         In the fall of 1998, the Company began development of a new videoconferencing engine. The Company's MediaPro 384 system, introduced in June 1999, is a cross-platform, multimedia videoconferencing engine, capable of operating either with or without a host computer or laptop, and displaying through a variety of output devices.

OVERVIEW OF THE MARKETPLACE

         Various forms of videoconferencing equipment have been introduced to the global marketplace during the past 20 years. Initial system offerings were very expensive and sold primarily as a method to reduce travel expense or conduct distance meetings between large groups of individuals.

         With the establishment of industry standards by the International Telecommunications Union (ITU) in the early 1990s and the availability of lower cost electronic componentry, marketplace sales began to rapidly accelerate. Since then, enhanced, user-friendly products and lower prices throughout the marketplace have increased the applications for videoconferencing systems, creating distinct product segments.

         The videoconferencing equipment marketplace continued to evolve in fiscal year 2000, with a clear continued shift toward high quality, reasonably priced systems, which incorporate expanded capabilities and functionality. This shift has continued to create expanding opportunities and challenges for the Company, in what is believed to be an overall market of approximately $1.3 billion.

         The market is generally recognized as having the following segmentation:

         (1) Consumer Systems. These systems are generally very inexpensive, operate on standard telephone lines and provide minimal levels of quality picture and audio performance. List pricing for these systems currently ranges from $500 to $1,000.

         (2) Desktop Systems. These systems consist of electronic components or devices being added to existing desktop personal computers. Available from a variety of different manufacturers, product performance varies widely. Pricing of these systems based upon system requirements, functionality, and upgradability also varies widely and ranges from less than $1,000 to $6,000.

         (3) Set-top/Workgroup Videoconferencing Systems. RSI was one of the first manufacturers to enter this marketplace. The Company's new MediaPro product is also targeted toward this market segment which is estimated to be in the area of $300 million.(1)

                  The systems in this market segment generally attach to high quality brand name televisions or other displays to provide medium to exceptional video and audio performance at price points ranging from $6,000 to $25,000. Systems provided by manufacturers in this market segment are interoperable between each other, thus allowing for rapid expansion of use and cross-platform compatibility. This is similar to facsimile machine standardization in the late 1980s to allow for rapid expansion of the marketplace regardless of the product brand.

         (4) Permanent Room Systems. With the improvement in quality of settop/workgroup systems, this market segment is not growing as rapidly as it once was, but many permanent rooms are undergoing refurbishment, creating opportunities for manufacturers of products that are easily integrated into permanent room systems. Permanent room systems are intended to provide a high level of


-----------------------------
         (1) H.C. Wainwright & Co., Inc.; Videoconferencing Industry, THE RISE OF THE SMALL GROUP SYSTEM, December 2, 1998.

                  consistent operation for both audio and video signals. Prices for full room systems are typically in the $50,000 and up category, excluding installation. The Company's videoconferencing engines, because of their adaptability and quality, can be easily integrated into these room systems.

         H.C. Wainwright believes that the settop/workgroup systems segment will grow at a rate of over 45% annually.(2) The Company believes that the market will generally remain stratified over the next few years within the segments identified above. New capabilities and features will be introduced that will encourage more demand in the marketplace. User applications will become the primary driver of product development and market expansion.

(b)      BUSINESS OF THE COMPANY

PRODUCTS

MEDIAPRO 384.

         In June 1999, the Company introduced its fourth-generation product, the MediaPro 384 product family, which is aimed primarily at the settop/workgroup market segment. The MediaPro 384 product family is a 384 Kbps product that builds upon the strengths of the Company's previous generation products and added several additional enhancements.

         Price points for the MediaPro products are targeted to compete directly with the Company's major competitors in the workgroup segment. The Dual Platform model, described below, incorporates unique functionality and flexibility at competitive price points.

         The primary capabilities designed into the MediaPro are:

         (1) MULTIPOINT. This feature, introduced in fiscal year 2000, allows users to connect up to three additional sites, for a four point videoconference.

         (2) ETHERNET. All members of the MediaPro 384 product family have a 10/100 Mbps Ethernet (LAN) hardware interface. By incorporating an Ethernet interface, the product has the hardware capability required to implement H.323 packet based video conferencing. During fiscal year 2000, the Company continued its development of H.323 software capability, but elected to complete and introduce other product enhancements such as the new multipoint feature (describe above) prior to completion of H.323. The primary reasons for this decision were; 1) cost considerations and 2) the fact that RSI's customer base, as well as their support infrastructure had not yet developed to a point in fiscal year 2000 where full introduction and implementation of H.323 was feasible.

                  The MediaPro 384 product also includes an embedded Web Server that can be accessed via the LAN. The Web Server provides a remote diagnostics/maintenance interface that makes installing and supporting the MediaPro 384 product much easier than other competitive products that exist in the market.

         (3) EASE OF USE. All members of the MediaPro 384 product family have a Setup Genie (similar to a Windows Wizard) that assists the person installing the system. The Setup Genie will prompt the installer to configure all the important parameters of the system thereby simplifying the installation process. MediaPro 384's Graphical User Interface (GUI), first introduced in fiscal year 2000, further simplifies the operation of the product. The Company believes the MediaPro 384 GUI is state of the art in terms of ease of use.

         (4) ARCHITECTURE. All MediaPro 384 systems use a single high performance motherboard developed by the Company. This architecture dramatically reduces the chances for system failure, cost of manufacture and opportunity for increasing overall operational performance. The network inter-


-----------------------------
         (2) Ibid.

                  face is contained on a daughter card. This allows the Company to rapidly develop new connectivity options as new network technologies come to market.

         (5) INTERNALIZATION OF MULTIPLE DEVICES. The MediaPro 384 has all of the components required to perform video conferencing internalized into the system. The MediaPro 384 system contains all of the electronics for video, audio, memory for retention of code, inverse multiplexer and network interfaces which lower overall cost and eliminate the need for many cumbersome peripheral devices connected to the videoconferencing engine.

         (6) EXPANSIVE CONNECTIVITY. The MediaPro 384 has the greatest range of external component connectivity of any system in its market segment. All MediaPro 384 systems can connect to any size or brand laptop, television set, LCD projector, flat screen display or other video display device. This flexible connectivity allows the MediaPro 384 to fit into a variety of applications ranging from classrooms to boardrooms, factory floors, lunchrooms, conference centers, hotel meeting halls, outdoor facilities, living rooms or offices.

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

         (7) APPLICATION PROGRAMMING INTERFACE (API). Another important feature that the MediaPro 384 provides is a well documented, easy to use, Software Development Kit. This allows System Integrators to develop custom applications that incorporate the MediaPro 384.

         (8) SOFTWARE ARCHITECTURE. To deliver high performance television-like video and audio conferencing signals, customized software must be developed by a manufacturer that operates within the ITU's published standards (H.320). RSI's team of engineers created software code that could reside on flash memory and provide high quality video and audio signal performance with a high level of operational simplicity.

                  RSI delivers its software to product users over telephone lines, which eliminates the need for diskettes or hard drives. When a new version of software is made available to the marketplace, existing product users merely place a phone call to a MediaPro 384 software server and request an unattended download of the new software. In a matter of minutes, the new software is loaded onto the user's system and they are then able to take advantage of all of the new features or enhancements.

         (9) STANDARDS-BASED COMPATIBILITY. The Company has continued to develop 100-percent standards-based systems. By doing so, it guaranteed that the MediaPro 384 would interoperate with any other standards-based videoconferencing system regardless of manufacturer. The MediaPro 384 system contains no proprietary standards that will not interoperate with other standards-based systems. Standards are established and published by the International Telecommunications Union (ITU) and are available to all manufacturers for voluntary compliance.

         (10) TWO HIGH SPEED RS232 DATA COMMUNICATION PORTS. The high speed data ports can be used for a number of applications. One application is to allow Microsoft NetMeeting to be used for
                  T.120 data collaboration allowing users to share files and other information during videoconferences. Another application is for connection of an external control system ( such as an AMX or Crestron control system ). A modem can be attached to a data port to allow for remote dial up diagnostics and control. System Integrators can take advantage of the high speed data ports to integrate additional applications with the MediaPro 384.

         (11) INTERNALIZATION OF THE NETWORK TERMINAL ADAPTERS (NT1S). In North America most telecommunication services require an external device known as an NT1 to be attached to each ISDN line connected to a videoconferencing system. In the case of a 384 Kbps (three ISDN lines) based system, this means that up to three NT1s may have to be purchased by the customer. Assuming normal wear and tear, compatibility issues, available power outlets, etc., this can be a source of frustration and repair. The MediaPro 384 internalizes these devices and thus eliminates any requirements for external componentry. At this time, the Company believes it may be the only video conferencing product in its market segment that does not require external NT1s.

         (12) SYSTEM ENCLOSURE. All members of the MediaPro 384 product family are packaged in a very attractive and compact enclosure that is easily transported. The enclosure also makes it easy to integrate the product into custom or portable solutions. The MediaPro 384 product family supports an optional remote Infrared Detector that allows the system to be installed in a wiring closet or in the bottom of a cart.

         (13) WARRANTY PROGRAM. The MediaPro 384 was engineered to minimize the need for field maintenance and repair. Often costly and inconsistent, field support can degrade the functionality and reputation of the manufacturer's installed base of systems. The Company has a full system exchange warranty program named Service Angel RSI(R). In conjunction with overnight shippers, RSI will ship an exchange system within two business days of notification to anywhere in North America or Europe. Customers have readily endorsed this alternative program to time consuming and often frustrating in-office system repair provided by many of the Company's competitors. The ServiceAngel program also allows the Company to dramatically reduce its requirement for parts, spares, bench test beds, and field technicians.

         The MediaPro 384 product family is available in three configurations and each configuration is available with a variety of different network interfaces such as ISDN BRI and V.35.

         (1) MEDIAPRO 384 LT (LAPTOP). This model works in conjunction with a Personal Computer or laptop running Windows 95/98, Windows 2000 or Windows NT 4.0. The unit comes with a user interface that is an application that runs on the computer. The MediaPro 384 LT can display the received video on either the computer's display device ( CRT ) or a television. The MediaPro 384 LT is attached to the computer by an industry standard peripheral bus known as SCSI. Using the SCSI port as the interconnect between the MediaPro 384 LT and the computer allows the MediaPro 384 LT to be used with any properly equipped desktop or laptop computer. The Company is not aware of any other system on the market that can bring high performance, ISDN based, video conferencing to a laptop computer.

         (2) MEDIAPRO 384 DP (DUAL PLATFORM). The MediaPro 384 DP combines the functionality of the MediaPro 384 LT and an alternate "computer free" mode, into one dual purpose product that can operate as either with or without a computer. The MediaPro 384 DP is controlled by an infrared (IR) remote controller and operates as a standalone device. The Company believes the new GUI Interface on the MediaPro 384 DP, which simplifies set-up and operation is as easy to use and as intuitive a User Interface as any GUI in the market at this time. The MediaPro 384 DP can be attached to laptops, televisions, LCD display devices, flat panel display devices and other video display systems.

         (3) MEDIAPRO 384 MP (MULTIPOINT). The MediaPro 384 MP combines the functionality of the MediaPro 384 DP with a multi-point capability. With the MP model, the user can connect up to three additional sites for a four point conference.

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

VIDEO FLYER.

         In addition to the MediaPro 384, the Company carries a line of computer-free videoconferencing engines sold worldwide under the name Video Flyer. These units were first introduced in the spring of 1997 and are available in both a 384 Kbps version (three ISDN lines) known as Video Flyer Plus and a 128 Kbps version (single ISDN line) called Video Flyer PVS (personal video system).

         The Video Flyer Plus system offers high quality 384 audio and video and carries many of the features and functionality of the Company's MediaPro systems, including the latest GUI software. Price points are competitive with other comparable systems on the market.

         The Video Flyer PVS system is aimed toward applications which do not require all the features or full television-like quality of the 384 system, at very affordable price points ranging from $1,995, with a pan tilt zoom camera.

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

SALES AND DISTRIBUTION

         In fiscal year 2000, the Company continued with its multilevel approach to distribution. This approach included 1) resellers and distributors, 2) OEM and private label relationships and 3) direct sales to preferred accounts, with a focus on resellers and distributors.

RESELLERS AND DISTRIBUTORS.

         In fiscal year 2000, the Company continued developing its Millennium Partners Program, which supports and rewards stronger resellers and distributors throughout North America, Europe, Asia, Australia and portions of the Middle East and South Africa through higher discounts off list pricing. Through the Millennium program, authorized product resellers and distributors can purchase videoconferencing equipment and related peripheral devices from the Company and resell them in their local geographic markets. The Company provides classroom training, literature, sales, marketing and technical support to these customers. The Company believes its Millennium program offers very competitive discounts to its resellers and distributors.

         In fiscal year 2001, the Company plans to continue strengthening its reseller network to improve sales coverage by developing and supporting successful long-term relationships with a limited number of stronger resellers, including systems integrators who provide turnkey solutions to end users.

ORIGINAL EQUIPMENT MANUFACTURER (OEM) PARTNERSHIPS.

         In fiscal year 2000, the Company sold equipment primarily under two OEM or private label distribution agreements.

         (1) Gentner Communications Corporation. In October 1998, the Company entered into a private label agreement with Gentner. The Company provides Gentner a version of the MediaPro 384 system for the purpose of integration into Gentner's product line. The agreement called for Gentner to purchase a specific quantity of products through December 1999 and Gentner met this commitment. Although there is no current minimum quantity commitment from Gentner, the Company has sold additional systems to Gentner subsequent to June 30, 2000. The level of future purchases from Gentner is uncertain.

         (2) Philips Business Electronics N.V. of Eindhoven, The Netherlands. Since fiscal year 1998, the Company has designed, manufactured and delivered a version of the Video Flyer product to Philips Business Electronics. The original contract called for specific minimum quantities to be purchased by Philips and Philips fulfilled that commitment as of June 30, 1999. As of September 30, 1999, Philips and the Company terminated their OEM relationship as part of Phillips' decision to discontinue its pursuit of the settop videoconferencing market segment. The Company does not expect Philips to order any of the Company's product in the future and believes Phillips decision to discontinue its pursuit of the settop market was due to reasons outside of RSI's control.

         In the future, the Company expects to pursue additional OEM and private label relationships with companies in which MediaPro 384 and similar products provide unique strategic advantages to the business partner, especially in geographic areas where the Company has no current presence such as in China.

PREFERRED ACCOUNT SALES.

         In selected instances, RSI will continue to sell directly to and/or support accounts that are of either significant size or their requirements dictate direct interaction with the manufacturer (the Company). Though it is not RSI's intention to compete with its other distribution channels, many of the organizations which make larger purchases of videoconferencing equipment have dictated that the manufacturer provide specialized services (be they domestic or global) or modify products for their specific application. Where practical, RSI will create an environment for these accounts that will allow them to be transitioned to its authorized resellers or OEM business partners for long-term future sales and support. Although the Company redirected its efforts away from preferred account sales in fiscal year 2000 in order to focus on identifying and supporting its reseller and distributor channels, it expects that preferred account sales activity will increase in fiscal year 2001, due to increased Company focus on identifying applications and vertical market segments which match MediaPro's unique capabilities.

MARKETPLACE COMPETITION

         The videoconferencing marketplace has continued to evolve into relatively well-defined product segments. RSI's videoconferencing product line is targeted at the settop/workgroup segment and portions of the permanent room marketplace as well as personal use applications involving laptops or computers. The competition within the settop marketplace is intense and constant, and is expected to remain that way in the future. Many of the Company's competitors are large companies with resources substantially greater than those available to RSI.

         Polycom, Inc., with its broad distribution channel, is the industry leader in the settop/workgroup marketplace. Polycom has a computer-free system that integrates a camera and videoconferencing engine into a single device with the capability of performing four-location videoconferences without an independent bridging service. The Polycom unit also can be used in H.323 (LAN) applications. The price point for Polcom's non-H.323 system is comparable to, or lower than the Company's price points for its products. However, the Company believes that Polycom will continue to create market opportunities for theirs and the Company's products by aggressively emphasizing the value of settop videoconferencing architecture. The Company feels that its product can be differentiated from the Polycom system in connectivity, architecture, software capability and selected performance levels in both video and audio and therefore can be sold at either comparable or higher prices depending on the circumstances.

         PictureTel Corporation offers products for sale within all market segments. They offer products which directly compete against RSI's product line. Currently, its Concorde, Venue and SwiftSite systems are based on personal computer engines and list at price points higher than RSI's products. RSI is fully compatible with these systems when operated under published industry standards. Recently, PictureTel has directed its efforts toward PC,

LAN and internet applications. Long-term, the Company believes that PictureTel will continue to produce competitive products aimed at various market segments and remain a significant marketplace participant.

         VTEL Corporation offers computer-based products that are targeted at the education, distance learning, telemedicine and other medical vertical markets. Its distribution is through large interexchange communications carriers such as MCI, Sprint and the Bell Operating Companies. VTEL has partnered with Polycom to share in providing comprehensive solutions to its customers.

         Tandberg offers a full range of videoconferencing systems for sale within most of the existing marketplace segments. It has strong distribution, and within the settop rollabout workgroup market segment it offers a non-computer-based system which delivers consistent video and audio quality. Its systems are generally higher in price than the Company's products. Recently, Tanberg has become a stronger competitor than in recent years. Tanberg has generated a significant effort in North America and is achieving success there.

         Sony Corporation offers a settop and a rollabout system that compete with the RSI product line. Sony has worldwide distribution and solid name recognition.

         VCON competes in the Company's identified market segment. It also provides a computer-based settop and rollabout videoconferencing system. With a focus on H.323 (LAN) applications, VCON has established distribution in North America, Europe and portions of Asia with a significant level of success selling into government applications. The Company believes that VCON will continue to expand its distribution presence.

         Aethra, C-Phone and several other companies also compete in the settop market.

         Though the Company has unique products with identifiable features and levels of performance, there is no guarantee that another manufacturer or organization could not enter the marketplace with similar or improved levels of capability. The Company expects to focus on niche market segments, continue refining its products, remain at the lower end of the price curve for high performance systems, offer aggressive margins to its customers and keep the product at the high end of the performance curve for comparable systems.

MANUFACTURING

         The Company's videoconferencing engines are manufactured by a third party manufacturer, Altron, Inc. (Altron) under a manufacturing agreement signed in the fall, 1996. In addition to manufacturing, Altron provides all purchasing, material control, testing services and product warranty coverage for the Company's videoconferencing engines. Altron warrants that all products will be free from defects in material and workmanship for fifteen months from the date Altron ships to the Company, or for twelve months from the date the Company ships to the customer, whichever comes first.

         The Company depends on a single source for the compression chip component used in its products. The Company currently maintains an inventory of the compression chips sufficient to allow for time to redesign its videoconferencing engines to accommodate similar components from other vendors in the event the compression chip currently used was to become unavailable to the Company. Although materials purchasing services are provided by Altron, alternate suppliers have been identified by the Company for most other components in its videoconferencing engines. The Company has no information which would indicate that the compression chip or other components currently used may become unavailable during the product life cycle of its products.

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

APPROVALS AND CERTIFICATIONS

         Government and telecommunications carrier approvals, safety certifications and Electromagnetic Compliance (EMC) certifications are a key requirement for electronic systems that use the telephone network. The

MediaPro 384 product family has received the Safety, EMI and Telephone certifications required to sell the product into the United States, Canada, the European Union, Singapore, Taiwan, Hong Kong, South Africa and Australia. The Company is currently pursuing certification for the MediaPro product family in China and other countries.

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

INTELLECTUAL PROPERTY AND ROYALTY AGREEMENTS

         The Company's success is dependent in part on its proprietary information, technology and expertise. The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to establish and protect its proprietary rights. In fiscal year 1998, the Company amended its U.S. utility patent application for its peripheral videoconferencing system, originally filed in September 1994, to narrow and refocus the Company's claims. The Company received this patent on its system on September 1, 1998 and a second patent on June 6, 2000. The Company has also applied for various foreign patents relating to its videoconferencing engines, none of which have been granted to date.

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

         During fiscal year 1999, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, in addition to upfront licensing and production fees of $25,000, the Company is to pay a royalty fee of $5.00 per unit of videoconferencing systems containing the software. The Company had no sales of related systems containing the software during fiscal years 1999 and 2000.

         During fiscal year 1998, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, in addition to upfront licensing and production fees of $25,000, the Company is to pay a royalty fee of up to $5.00 per unit of videoconferencing systems containing the software. Sales of the related videoconferencing systems began in fiscal year 1998.

         During fiscal year 1996, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, in addition to upfront licensing and production fees of $90,000, the Company is to pay a royalty fee of up to $40.00 per unit of videoconferencing systems containing the software. Sales of the related videoconferencing systems began in fiscal year 1997.

         During fiscal year 1994, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, the Company is to pay a royalty fee of up to $25.00 per unit of videoconferencing systems containing the software. Sales of the related videoconferencing systems began in fiscal year 1994.

RESEARCH AND DEVELOPMENT

         The Company incurred research and development expenses during fiscal years 2000 and 1999 of $819,733 and $1,281,718 respectively.

EMPLOYEES

         On September 22, 2000, the Company had twenty full-time employees; seven in sales; five in customer and technical support; three in product development and engineering; two in operations and three in administration and finance. None of the Company's employees is represented by a labor union. The Company believes its employee relations are good.

CERTAIN IMPORTANT FACTORS

         There are several important factors that could cause the Company's actual results to materially differ from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, as well as those listed in the "Risk Factors" section of the Company's Registration Statement on Form S-3 (File No. 333-46721), include the following:

            (1) The history of operating losses experienced by the Company since its inception and the ability of the Company to avoid additional operating losses and net losses over the next twelve months.

            (2) The ability of the Company to identify, fund and develop new products and technological enhancements, gain their acceptance by the marketplace and the impact of new technology on the Company's products.

            (3) The impact of competition within the settop/workgroup and other segments of the overall market for videoconferencing equipment.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases 9,520 square feet of space at its headquarters in Edina, Minnesota under a lease agreement which expires during February 2002. The Company believes its current space is sufficient for its current and anticipated needs. The following schedule summarizes payments made in fiscal year 2000 for space leased by the Company:

             Location                                                Amount
             --------                                               --------
             Edina, MN Headquarters                                 $ 86,815
             Edina, MN Warehouse                                      29,363
             Amsterdam Sales Office                                    7,088
             European Sales Office                                    33,531
             Pacific Rim Sales Office                                 11,425
                                                                    --------
             TOTAL                                                  $168,222
                                                                    ========

ITEM 3.  LEGAL PROCEEDINGS

         In February 2000, the Company initiated a suit in Superior Court, San Bernardino County, California, against a customer, Telestar International, Corp., (Telestar) for collection of certain unpaid invoices for equipment ordered and shipped to Telestar. In August 2000, Telestar filed a cross complaint against the Company for alleged breach of contract and interference with prospective economic advantage. The cross complaint did not specify an amount of damages. The Company believes the matter will not have a material adverse impact on the results of operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on May 25, 2000 for the purpose of electing three directors to serve for one-year terms and voting on the proposals as described below. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

         Richard F. Craven - Shares voted "For" (6,629,786),
          "Withheld" (62,383)
         Byron G. Shaffer - Shares voted "For" (6,625,286),
          "Withheld" (66,883)
         S. Albert Hanser - Shares voted "For" (6,621,586),
          "Withheld" (70,583)

         The proposal to amend the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance by 500,000 shares was approved with the following vote:

         Shares voted "For" (4,161,850)
         Shares voted "Against" (301,748)
         Shares "Abstaining" (15,565)
         Shares not voting (2,213,006)

         The proposal to ratify the appointment of KPMG LLP, certified public accountants, as independent auditors for the Company for the year ending June 30, 2000 was approved with the following vote:

         Shares voted "For" (6,567,039)
         Shares voted "Against" (100,630)
         Shares "Abstaining" (24,500)
         Shares not voting (0)

         The Company subsequently changed its independent auditors and filed a form 8-K regarding this change.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Since July 25, 1995 (the date of the Company's initial public offering of Common Stock), the Company's Common Stock has been traded over-the-counter and was quoted NASDAQ SmallCap Market System until December 20, 1999. Thereafter, the Company's stock has been quoted on the OTC Bulletin Board System. The following table sets forth the high and low sales prices for the Company's Common Stock as reported by NASDAQ and the OTC System. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions for the fiscal quarters indicated.

                                              HIGH               LOW
                                              ----               ---
                1999

                First Quarter                $4.250            $1.000
                Second Quarter                3.750             1.625
                Third Quarter                 3.750             2.188
                Fourth Quarter                2.938             1.563

                2000

                First Quarter                $2.563            $1.188
                Second Quarter                1.344              .344
                Third Quarter                 2.125              .313
                Fourth Quarter                1.094              .375

         As of September 22, 2000, there were (a) 8,724,883 shares of Common Stock outstanding, held of record by approximately 125 persons, (although the Company has been informed that there are approximately 1,100 beneficial owners)
(b) outstanding options to purchase an aggregate of 1,456,800 shares of Common Stock, and (c) outstanding warrants to purchase an aggregate of 332,126 shares of Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999.

         Net Sales. In fiscal year 2000, net sales decreased to $4,576,277, down 50.3% from $9,199,135 in fiscal year 1999. The decrease in sales during fiscal year 2000 was primarily a result of lower unit volume sold through two of the Company's OEM partners and through direct sales, which was partially offset by increased sales through reseller and distributor channels. During fiscal year 2000, the Company attempted to mitigate the expected volume reductions from OEM accounts and direct sales by broadening sales through resellers and distributors. Although partially successful with this strategy, reseller and distributor sales increases in fiscal year 2000 were not sufficient to replace the dollar level of declines in OEM and direct sales during the fiscal year.

         As stated above, the Company experienced decreased unit sales volume to two significant OEM partners in both Europe and the United States in fiscal year 2000. In fiscal year 2000, OEM sales accounted for approximately 21% of net sales dollars, or approximately $950,000, while OEM sales amounted to approximately 49% of net sales or $4,500,000 in fiscal year 1999.

Throughout fiscal year 1999, the Company sold units under a private label relationship with Philips Business Electronics N.V. (Philips) of Eindhoven, The Netherlands, which began in fiscal year 1998. Under the original agreement, the Company and Philips co-developed a videoconferencing system for sale to Philips and ultimate distribution through Philips' worldwide network of resellers. As of September 30, 1999, Philips and the Company terminated their OEM relationship. The termination was a result of Philips'overall decision to discontinue its involvement in the settop/workgroup systems videoconferencing market. Net sales for fiscal year 2000 includes $290,540 from Philips as part of an agreement to terminate its OEM/private label relationship with the Company. As part of the termination, Philips paid the Company $290,540 for lost gross margin on videoconferencing units ordered by Philips but not shipped by the Company. Including the termination settlement in fiscal year 2000, total sales to Philips were $586,000 and $908,000 during fiscal year 2000 and 1999 respectively, a decrease of $322,000.

         In July 1998, the Company entered into a co-development agreement with VTEL Corporation of Austin, Texas (VTEL). Under the terms of this agreement, the Company co-developed videoconferencing systems for distribution through VTEL's worldwide network of resellers. At March 31, 1999, VTEL had fulfilled its minimum purchase commitments under the agreement, and the Company does not expect any significant sales to this customer in the future. Sales to VTEL were approximately $32,000 and $2,885,000 during fiscal years 2000 and 1999, respectively, a decrease of $2,853,000.

         In October 1998, the Company entered into a private label agreement with Gentner Corporation, in which the Company provided videoconferencing systems for the purpose of integration into Gentner's product line, which is aimed at providing turnkey communications solutions to its customers. As of December 31, 1999, Gentner had fulfilled its minimum purchase commitments to the Company under the original agreement.

         During fiscal year 2000, the Company focused its resources on building longer term relationships with a fewer number of stronger third party resellers and distributors, thereby taking resources and emphasis away from direct sales, as part of a strategy of building broader longer term distribution. As a result, direct sales to end users were approximately $554,000 and $2,112,000 during fiscal years 2000 and 1999, respectively, a decrease of $1,558,000. Although the Company expects its efforts to build relationships with resellers and distributors will improve its overall sales in the long term, sales through standard distribution were not enough to offset the lower level of direct sales to end users in fiscal year 2000. Sales through resellers and distributors were approximately $2,966,000 and $2,494,000 during fiscal years 2000 and 1999, respectively, an increase of approximately $472,000, or 19%.

         Net sales in the fourth quarter of fiscal year 2000 were approximately $1,086,000, compared to approximately $1,454,000 for the fourth quarter of fiscal year 1999. The decrease in net sales during the fourth quarter of fiscal year 2000 was primarily a result of decreased sales both through OEM partners and direct sales, which were partially offset by increased sales through resellers and distributors.

         Net sales to OEM partners amounted to approximately $62,000 and $503,000 during the fourth quarter of fiscal year 2000 and 1999, respectively, a decrease of $441,000. Similarly, direct sales to end users decreased approximately $419,000 in the fourth quarter of fiscal year 2000 compared to the fourth quarter of fiscal year1999. Offsetting this decline, sales to resellers and distributors increased during the fourth quarter of fiscal year 2000 compared to the fourth quarter of fiscal year 1999 by approximately $470,000, or approximately 135%. In addition to increased efforts on the part of the Company to build distribution through resellers and distributors, part of the reason for the increase in sales to these customers in the fourth quarter of fiscal year 2000 compared to the fourth quarter of fiscal year 1999 was due to the Company's introduction of its new MediaPro product in June 1999. This introduction resulted in lower than average quarterly sales through resellers in the fourth quarter of fiscal year 1999. The Company believes many of its resellers who ordinarily would have ordered units in the fourth quarter of fiscal year 1999 did not do so because they wanted to sell the MediaPro product and production units were not available until after June 1999. In the fourth quarter of fiscal year 2000, the Company's MediaPro products were available throughout the entire quarter.

         In fiscal year 2001, to avoid the risks associated with a concentration of sales to any one type of distribution channel, the Company is pursuing a strategy of 1) locating and supporting OEM and private label customers and their needs, 2) continuing to aggressively pursue and support a select number of stronger resellers and distributors to sell its products, and 3) increasing sales on a direct basis to certain preferred accounts. In all three levels of distribution, the Company plans to focus its resources on applications and distribution partners who are pursuing videoconferencing applications in which the technological flexibility of the MediaPro product line is a distinct competitive advantage. The Company believes that the adaptability of the MediaPro product allows the Company and its distribution partners to meet certain application requirements and needs of certain vertical market segments better than competitive product offerings. With this focus, in an expected continuing market increase, the Company expects increased unit sales volume in fiscal year 2001 compared to fiscal year 2000.

         Average pricing to resellers and distributors decreased during fiscal year 2000 compared to fiscal year 1999 as a result of an increased competitive pressure on the Company's MediaPro product line. The company continued its strategy of providing additional value added enhancements to its products in fiscal year 2000 to counteract this downward pressure on prices, with the addition of a new Graphical User Interface (GUI) and multipoint capabilities. However, the Company's downward adjustments to prices in response to competitive pressures more than offset the effects of additional product value enhancements during fiscal year 2000 and this pressure is expected to continue. The Company plans to continue product enhancements and focus its sales and marketing efforts on less price sensitive applications and market segments during fiscal year 2001 to mitigate expected continual pressure on price points. Through this strategy, together with increased efforts to sell on a direct basis to preferred accounts in certain circumstances, the Company expects average pricing to remain relatively stable during fiscal year 2001 compared to fiscal year 2000.

         As a result of higher expected unit volume and Company plans to mitigate downward pressure on prices, the Company expects fiscal year 2001 revenues to increase compared to fiscal year 2000.

         Gross Profit. The Company generated a gross profit of $1,888,416 or 41.3% of net sales for fiscal year 2000 compared to a gross profit of $4,751,192 or 51.6% of net sales for fiscal year 1999. The decrease in gross profit as a percentage of net sales was primarily a result of an inventory writedown to lower of cost or market of $341,846 or approximately 7.5% of net sales during fiscal year 2000. Cost of goods sold in fiscal year 2000 amounted to $2,346,015, or 51.3% of net sales, compared to $4,447,943 or 48.4% of net sales in fiscal year 1999. The higher cost of goods sold relative to net sales in fiscal year 2000 resulted primarily from higher fixed overhead costs as a percent of net sales, due to lower net sales volume during fiscal year 2000 compared to fiscal year 1999.

         As a result of expected stable prices during fiscal year 2001 and expected stable manufacturing costs, overall gross profit percentages are expected to remain relatively constant during fiscal year 2001 compared to fiscal year 2000.

         Research and Development Expenses. Research and development expenses were $819,733 or 17.9% of net sales for fiscal year 2000 compared to $1,281,718 or 13.9% of net sales for fiscal year 1999. The increase as a percentage of net sales was due to lower sales volume in fiscal year 2000 as discussed above. The lower amount of dollar spending on research and development in fiscal year 2000 compared to fiscal year 1999 was caused by the fact that Company was carrying out full-scale development of its new MediaPro product line during fiscal year 1999. In fiscal year 2000, the Company's research and development activities were concentrated on enhancements to the MediaPro product line which required lower overall expenditures.

         Selling, General and Administrative Expenses. Selling general and administrative expenses were $3,327,248 or 72.7% of net sales for fiscal year 2000 compared to $4,268,296 or 46.4% of net sales for fiscal year 1999. The percentage increase was due to the lower sales volume in fiscal year 2000 as well as the lower amount of expenses. The lower level of spending on selling, general and administrative expenses during fiscal year 2000 was a result of the Company decreasing its marketing, sales, technical support and administrative expenses in North America and Europe in response to the significantly lower level of sales in fiscal year 2000 compared to 1999. During fiscal year 2000, the Company initiated specific expense reduction measures to minimize net losses and conserve cash. Since September 27, 1999, the Company has both terminated, and through attrition, eliminated, nineteen positions across various functional areas of the Company. The Company has also reduced other costs in the areas of facilities, communications, professional services and other support costs throughout fiscal year 2000. The Company believes it has maintained key personnel in all functional areas necessary to successfully execute its business strategy for fiscal year 2001.

         Other Income and Expense. In fiscal year 2000, interest expense was $267,384 compared to $151,569 for fiscal year 1999. The increase in fiscal year 2000 was primarily due to carrying charges from the Company's third party manufacturer on inventory procured on behalf of the Company but not shipped to the Company at its request.

The delays in shipment of inventory to the Company were a result of lower than expected sales volume during fiscal year 2000 compared to fiscal year 1999 and the Company's effort to minimize cash outlays for inventory received from its third party manufacturer. Interest income was $41,975 in fiscal year 2000 compared to $68,946 in fiscal year 1999. The higher interest income in fiscal year 1999 was due to increased cash and cash equivalents available to the Company in fiscal year 1999 from the Company's private placement in January 1998. In addition, in February 2000, the Company utilized marketable securities to pay down its outstanding line of credit balance in order to minimize interest expense. This resulted in a reduction in the amount of interest income generated from marketable securities during fiscal year 2000 compared to fiscal year 1999.

         Net Operating Loss Carryforwards. The Company has net operating loss carryforwards for financial statement and income tax reporting purposes of approximately $17,760,000 which can be used to offset taxable income in future years. Changes in the Company's ownership have caused changes in ownership under section 382 of the Internal Revenue Code of 1996, which limits the use of the Company's net operating loss carryforwards existing as of the date of the ownership change. It is not anticipated that any limitation would have a material adverse effect on the Company.

         As a result of the above, the net loss for fiscal year 2000 was $2,482,212 or $0.33 per share, compared to a net loss of $878,675, or $0.13 per share for fiscal year 1999. The Company believes it has entered fiscal year 2001 with a focused plan for increasing net sales and profitability. This plan is centered around the Company's efforts to increase volume to OEM and private label partners and preferred accounts in order to supplement its continued efforts to increase reseller and distributor sales. In addition, the Company plans to maintain gross profit percentages consistent with those achieved during fiscal year 2000 by mitigating competitive price pressure as discussed above.

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

         The Company experienced increased unit sales volume to OEM partners in both Europe and the United States in fiscal year 1999. In fiscal year 1999, OEM sales accounted for approximately 49% of total net sales dollars, while OEM sales amounted to roughly 15% of net sales in fiscal year 1998.

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

         In July 1998, the Company entered into another co-development agreement with VTEL Corporation of Austin, Texas (VTEL). Under the terms of this agreement the Company co-developed videoconferencing systems for distribution through VTEL's worldwide network of resellers. Sales to VTEL accounted for approximately $2,885,000 of the $4,536,577 increase in net sales in fiscal year 1999 over fiscal year 1998.

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

         Gross Profit. The Company generated a gross profit of $4,751,192 or 51.6% of net sales for fiscal year 1999 compared to a gross profit of $2,539,005 or 54.5% of net sales for fiscal year 1998. Cost of goods sold in fiscal year 1999 amounted to $4,447,943, or 48.4% of net sales compared to $2,123,553 or 45.5% of net sales in fiscal year 1998. The higher cost of goods sold relative to net sales in fiscal year 1999 resulted from a higher proportion of sales in fiscal year 1999 to OEM and private label customers which were priced lower than sales to resellers under the RSI label.

         Research and Development Expenses. Research and development expenses were $1,281,718 or 13.9% of net sales for fiscal year 1999 compared to $993,525 or 21.3% of net sales for fiscal year 1998. The decrease as a percentage of net sales was due to higher sales volume in fiscal year 1999 as discussed above. The higher amount of dollar spending on research and development in fiscal year 1999 compared to fiscal year 1998 was caused by the Company's full scale development of its new MediaPro product in fiscal year 1999. In fiscal year 1998, the Company's research and development activities were concentrated on enhancements to the Video Flyer product line which required lower overall expenditures.

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

         As a result of the above, the net loss for fiscal year 1999 was $878,675 or $0.13 per share, compared to a net loss of $1,959,956, or $0.34 per share for fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999.

         Cash, Cash Equivalents and Marketable Securities. Cash and cash equivalents, combined with marketable securities, totaled $83,930 on June 30, 2000 compared to $1,411,808 on June 30, 1999. The primary reason for the reduction in cash and marketable securities during fiscal year 2000 was the Company's net loss during fiscal year 2000. Offsetting a major portion of the Company's use of cash and marketable securities were proceeds from the issuance of common stock and notes payable to a director during fiscal year 2000.

         Net Cash Used in Operating Activities. The amount of cash used in operating activities was $1,271,844 during fiscal year 2000 compared to $598,245 during fiscal year 1999. The amount of cash used in operating activities resulted mainly from a net loss of $2,482,212 which was partially offset by non-cash depreciation expenses of $325,749 and an inventory write down to market of $341,846.

         Total inventories decreased approximately $227,000 as of June 30, 2000 compared to June 30, 1999 primarily as a result of increased reserves for inventory write downs to market. The decline in inventories was not as significant as the overall level of sales decline from fiscal year 1999 to fiscal year 2000, due to the Company's decision in fiscal year 2000 to maintain a stable level of compression chip inventory, as well as to broaden the number of new items carried in inventory during fiscal year 2000 in support of new products. The Company maintains a stable level of 8x8 compression chip inventory because this part is a critical component that can be procured from only one vendor. The increased number of items carried in inventory as of June 30, 2000 were needed in order for the Company to continue supporting both its new MediaPro product line and previous generation products. Inventory levels are expected to remain relatively constant during fiscal year 2001. Reductions in inventories related to previous generation products are expected to be offset by inventory increases needed to support expected increases in sales volume.

         In connection with its business volume decrease of approximately 50% during fiscal year 2000, accounts receivable decreased $717,818 from June 30, 1999 to June 30, 2000, or approximately 47%. The decrease in accounts receivable was partially offset by a decline in the level of accounts payable of $539,368. Of this total decrease in accounts payable, $364,641 was a result of the issuance of common stock by the Company to its third party manufacturer in a non-cash transaction.

         Accrued liabilities increased $81,580 from June 30, 1999 to June 30, 2000 primarily as a result of the Company's obligation to its third party manufacturer of $131,647 for certain materials purchased on behalf of the Company for previous generation products. The materials have been charged to cost of goods sold as of June 30, 2000. Offsetting the increase of $131,647, was a decrease in accrued vacation pay of approximately $30,000, due to the Company's overall lower number of employees as of June 30, 2000 and a decrease in accrued interest expense as of June 30, 2000 compared to June 30, 1999.

         Net Cash Used in Investing Activities. In fiscal year 2000, the Company sold all its marketable securities and used the proceeds totaling $992,945 to pay down a portion of its outstanding line of credit in order to minimize interest costs. The Company also invested $176,788 of its cash in new equipment and other capital assets during fiscal year 2000 to support development of enhancements to the MediaPro product line.

         Net Cash Provided by Financing Activities. Cash provided by financing activities during fiscal year 2000 of $120,754 was generated primarily from loans to the Company and the purchase of common stock by directors of the Company as well as the issuance of common stock upon the exercise of employee stock options and stock warrants held by a director. Offsetting these sources of cash which totaled $918,300, were payments made for equipment leased under capital leases of $123,590 and net repayments on the Company's line of credit totaling $673,956.

         In August 2000, the Company modified its commercial loan agreement with a bank for a $2,500,000 committed line of credit facility. This agreement amended and restated the previous commercial loan agreement dated September 3, 1999. The new facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable, inventories, and marketable securities. The facility has a maturity date of June 26, 2001. Total outstanding borrowings on the line of credit were $573,801 as of June 30, 2000, leaving approximately $1,926,000 unused and approximately $273,000 available.

         Management plans to continue to increase sales and improve operating results through increased marketing and broader distribution of its products through a continued focus on a stronger dealer network, as well as efforts to increase volume through OEM partners and direct sales to preferred accounts. The Company believes that funds generated from operations and funds available under the line of credit will be sufficient to cover cash needs. In the event these sources of cash are not sufficient, management would seek additional financing or would conserve cash by reducing administrative, product development, and sales and marketing expenses.

NASDAQ DELISTING

         The Nasdaq SmallCap Stock Market requires several minimum valuations for member companies to remain listed. One such requirement is that companies maintain a net tangible asset balance of at least $2,000,000. On September 30, 2000, the Company had a net tangible asset balance of $864,136, which was below the Nasdaq requirement. Although the Company raised additional capital in the second quarter of fiscal year 2000, the amount of this additional capital, combined with operating results in the second quarter was not sufficient for the Company to maintain a level of net worth in excess of the Nasdaq requirement. As a result, on December 20, 1999, the Company was delisted from the Nasdaq SmallCap Stock Market due to the Company's failure to meet the Nasdaq requirement of a minimum net tangible asset balance of $2,000,000. The Company's shares are now traded on the OTC Bulletin Board System, and the common stock is subject to the rules relating to "penny stocks". These rules require brokers who sell penny stocks to persons other than established customers and "institutional accredited investors" to complete documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. These rules may restrict the ability of brokers to sell the Company's common stock and may affect the ability of owners of the common stock to sell it in the secondary market.

ITEM 7.  FINANCIAL STATEMENTS.

         The following Financial Statement and Report of Independent Public Accountants thereon are included herein.

                                                                      Page
                                                                      ----
         Report of Independent Public Accountants and
           Independent Auditors' Report............................    27

         Balance Sheets as of June 30, 2000 and 1999...............    28

         Statements of Operations for the years ended
           June 30, 2000, 1999 and 1998............................    29

         Statements of Stockholders' Equity for
           the years ended June 30, 2000, 1999 and 1998............    30

         Statements of Cash Flows for the years ended
         June 30, 2000, 1999 and 1998..............................    31

         Notes to Financial Statements.............................    32

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)      CURRENT DIRECTORS AND EXECUTIVE OFFICERS

Name                       Age      Position with Company
----                       ---      ---------------------
Eugene W. Courtney         64       Chief Executive Officer and President

Richard F. Craven          57       Chairman of the Board and former Interim
                                    President and Chief Executive Officer

Byron G. Shaffer           66       Director

S. Albert Hanser           62       Director

James D. Hanzlik           44       Chief Financial Officer

Marti D. Miller            43       Vice President of Engineering

         FORMER DIRECTORS AND EXECUTIVE OFFICERS

Name                       Age      Position with Company
----                       ---      ---------------------
Donald C. Lies             52       Former Chief Executive Officer and President

David W. Stassen           48       Former Director

Manfred D. Haiderer        60       Former Director

         EUGENE W. COURTNEY became President and Chief Executive Officer on October 1999. Before joining the Company, Mr. Courtney was President and CEO of HEI, Inc., a designer and builder of microelectronics from 1990 to 1998. During the 1980's Mr. Courtney served as Group Vice President for National Computer Systems, and he served as the CEO of Digital Scientific Corporation during the 1970's. Mr. Courtney holds a Bachelor of Electrical Engineering degree from Princeton University and is a director of several public and privately held companies.

         RICHARD F. CRAVEN became Interim President and Chief Executive Officer and Chairman of the Board on September 7, 1999 and resigned his position as Interim President and Chief Executive Officer when Mr. Courtney was appointed in October 1999. He is a founder of the Company and has served as a director since its inception in December 1993. Mr. Craven is a private investor and has been involved as a manager, owner and developer in several real estate ventures. He has been a licensed real estate broker and a licensed insurance agent since 1965. Mr. Craven is also a director of VideoLabs, Inc.

         BYRON G. SHAFFER served as a director of the Company from 1995 to November 19, 1998 and again since September 1999. Mr. Shaffer has been a private investor for the last 20 years and has also served as a director of Mentor Corporation, a medical products manufacturer, since 1976.

         S. ALBERT HANSER has been a director since September 1999. Mr. Hanser has been Chairman of Hanrow Financial Group, Ltd. , a merchant banking firm. Mr. Hanser also has served as Chiarman/CEO of Resource Bank and Trust, Chairman of First Bank Systems' Merchant Bank and Executive Vice President of Investment Banking at Dain Bosworth. In addition, he sits on a number of industry, civic and charitable boards. Mr. Hanser graduated from Brown University in 1959 and Wharton School of Finance in 1974.

         DAVID W. STASSEN was elected as a director of the Company in June 1995. He served as President and Chief

Executive Officer of Spine-Tech, Inc., a manufacturer of spinal implants, since June 1992 and as a director since June 1991. From January 1990 until June 1992, Mr. Stassen served as Executive Vice President of St. Paul Venture Capital, Inc. He also has served as a director of Avecor Cardiovascular, Inc., a medical products company. Mr. Stassen is the brother-in-law of Donald C. Lies. Mr. Stassen resigned his position as a director on August 30, 1999.

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

         DONALD C. LIES became President, Chief Executive Officer and a director of the Company on July 1, 1996. Mr. Lies is the brother-in-law of David W. Stassen who was also a director of the Company. Mr. Lies resigned his position as Chairman, Chief Executive Officer and President on September 7, 1999.

         The members of the Board of Directors are elected annually at the Annual Meeting of Shareholders. Executive officers are elected by the Board of Directors and serve until their successors are elected and appointed.

BOARD OF DIRECTORS' COMMITTEES

         The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee supervises the financial affairs of the Company and generally reviews the results and scope of the audit and other services provided by the Company's independent accountants and reports the results of their review to the Board and to the Company's management. The Compensation Committee has general responsibility for management of compensation matters, including compensation arrangements for officers and incentive compensation for employees of the Company. Currently, both committees consist of Mr. Craven, Mr. Hanser and Mr. Shaffer.

(b)      SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. The following officers failed to file the following forms (on a timely basis) for the fiscal year ending June 30, 2000: Eugene W. Courtney (Form 3 and Form 5), James D. Hanzlik (Form 5), and Marti Miller (Form 5). Each of these forms were subsequently filed by these individuals. Each of the late Forms 5 above contained one transaction that was not reported on a timely basis. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 2000, except as disclosed above, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by
Section 16 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company for services rendered for the years ended June 30, 1998, 1999 and 2000 to (i) all persons who served as the Chief Executive Officer of the Company during fiscal year 2000 and (ii) the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 in fiscal year 2000 (the "Named Executive Officers"). Other than those individuals listed below, no executive officer of the Company received cash compensation of more than $100,000 in fiscal year 2000.

                           SUMMARY COMPENSATION TABLE

                                                                    RESTRICTED                         ALL OTHER
   NAME AND PRINCIPAL       FISCAL       ANNUAL COMPENSATION          STOCK         UNDERLYING       COMPENSATION
   -------------------      ------       -------------------          -----         ----------       ------------
        POSITION             YEAR      SALARY ($)      BONUS ($)      AWARDS        OPTIONS (#)            $
        --------             ----     -----------      ---------      ------        -----------      ------------
Eugene W. Courtney           1998             0         0               0                   0                0
CHIEF EXECUTIVE OFFICER      1999             0         0               0                   0                0
AND PRESIDENT                2000        34,615         0               0             100,000                0

Richard F. Craven            1998             0         0               0                   0                0
CHAIRMAN AND FORMER          1999             0         0               0               5,000                0
INTERIM CHIEF EXECUTIVE      2000             0         0               0               5,000                0
OFFICER AND PRESIDENT

Marti D. Miller              1998       107,723         0               0              20,000                0
VICE PRESIDENT,              1999       129,969         0               0              40,000                0
ENGINEERING                  2000       133,500         0               0              40,000                0

Mr. James D. Hanzlik         1998        89,885         0               0              20,000            4,200
CHIEF FINANCIAL OFFICER      1999       102,625         0               0              40,000            4,800
                             2000       107,900         0               0              40,000            2,800

Donald C. Lies               1998       171,693         0               0             200,000            7,800
FORMER CHIEF EXECUTIVE       1999       194,769         0               0             150,000            7,800
OFFICER AND PRESIDENT        2000       157,692         0               0                   0            1,300


OPTION GRANTS AND EXERCISES

         The tables below set forth information about the stock options held by the Named Executive Officers and the potential realizable value of the options held by such person on June 30, 2000. No stock options were exercised by the Named Executive Officers of the Company during fiscal year 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                        NUMBER OF SECURITIES    % OF TOTAL OPTIONS GRANTED
                             UNDERLYING                TO EMPLOYEES          EXERCISE PRICE
        NAME            OPTIONS GRANTED (1)         IN FISCAL YEAR 2000          ($/SH)          EXPIRATION DATE
        ----            -------------------         -------------------          ------          ---------------
Eugene W. Courtney            100,000(2)                22.6%                     .375          December 28, 2010
CHIEF EXECUTIVE
OFFICER AND
PRESIDENT

Richard F. Craven               5,000(3)                 N/A(3)                   .5156            May 24, 2010
CHAIRMAN AND FORMER
INTERIM CHIEF
EXECUTIVE OFFICER
AND PRESIDENT

Marti D. Miller                40,000(4)                 9.0%                     .375          December 28, 2010
VICE PRESIDENT,
ENGINEERING

James D. Hanzlik               40,000(5)                 9.0%                     .375          December 28, 2010
CHIEF FINANCIAL
OFFICER

Donald C. Lies                      0                    N/A                       N/A                 N/A
FORMER CHIEF
EXECUTIVE OFFICER
AND PRESIDENT


---------------------

(1) During fiscal year 2000, options to acquire an aggregate of 442,000 shares of Common Stock were granted to all employees and options to acquire 45,000 shares of Common Stock were granted to non-employee directors.
(2) 100,000 options were granted to Mr. Courtney on December 29, 1999. The options become vested and exercisable in five equal annual installments commencing on the date of the grant.
(3) 5,000 options were granted to Mr. Craven on May 25, 2000 for services rendered on the Board of Directors. The options became vested and exercisable in four equal quarterly installments commencing on the date of the grant. Mr. Craven received no options for services as Interim Chief Executive Officer and President.
(4) 40,000 options were granted to Mr. Miller on December 29, 1999. The options become vested and exercisable in five equal annual installments commencing on the date of the grant.
(5) 40,000 options were granted to Mr. Hanzlik on December 29, 1999. The options become vested and exercisable in five equal annual installments commencing on the date of the grant.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                         VALUE OF UNEXERCISED
                                                         NUMBER OF UNEXERCISED           IN-THE-MONEY OPTIONS
                      SHARES ACQUIRED     VALUE       OPTIONS AT JUNE 30, 2000 (#)      AT JUNE 30, 2000 ($)(1)
                      ---------------     -----       ----------------------------      -----------------------
        NAME          ON EXERCISE (#)  REALIZED ($)    EXERCISABLE UNEXERCISABLE       EXERCISABLE UNEXERCISABLE
        ----          ---------------  ------------    ----------- -------------       ----------- -------------
Eugene W. Courtney           0              0          20,000          80,000           2,500          10,000
CHIEF EXECUTIVE
OFFICER AND
PRESIDENT

Richard F. Craven            0              0          41,250           3,750             0               0
CHAIRMAN AND FORMER                                      (2)             (2)
INTERIM PRESIDENT
AND CHIEF EXECUTIVE
OFFICER

Marti D. Miller              0              0          94,667          65,333           1,000           4,000
VICE PRESIDENT,
ENGINEERING

James D. Hanzli              0              0          74,667          65,333           1,000           4,000
CHIEF FINANCIAL
OFFICER

Donald C. Lies               0              0          315,000            0               0               0
FORMER CHIEF
EXECUTIVE OFFICER
AND PRESIDENT


--------------------

(1) Based on the June 30, 2000, closing bid price of the Company's Common Stock of $.50 per share.
(2) Richard Craven has disclaimed beneficial ownership of shares beneficially owned by his son, Greg Craven, and therefore Greg Craven's shares are excluded.

EMPLOYEE AGREEMENTS

         On September 7, 1999, Mr. Lies resigned from the Company. Under the terms of a severance agreement, Mr. Lies was to be paid a severance salary of $200,000 in 12 equal monthly installments beginning September 8, 1999. The severance agreement precluded Mr. Lies from competing with the Company until August 31, 2000. In March, 2000 the Company and Mr. Lies renegotiated this agreement to lower the total amount of severance pay. As of March, 2000 the Company had paid all obligations due to its previous President and CEO, which amounted to approximately $118,000 in fiscal year 2000.

COMPENSATION OF DIRECTORS

         The Board of Directors of the Company has established the following compensation policies for non-employee directors of the Company. Non-employee directors receive $100 for each meeting attended. Also, under the Company's 1994 Stock Plan, each non-employee director is granted, upon election to the Board, an option to purchase 20,000 shares of Common Stock, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. After the year of election, each non-employee director will also receive annually an option to purchase 5,000 shares of Common Stock exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. During fiscal year 2000, options to acquire 45,000 shares of the Company's Common Stock were granted to non-employee directors, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. Directors who are employees of the Company receive no additional compensation for serving as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of September 22, 2000, the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such group or person. The address for all directors and officers of the Company is 5593 West 78th Street, Minneapolis, MN, 55439.

                                NUMBER OF SHARES
NAME                           BENEFICIALLY OWNED              OWNED PERCENTAGE
----                           ------------------              ----------------
Eugene W. Courtney                  20,000(1)                           *
Richard F. Craven                1,962,574(2)                       22.4%
Byron G. Shaffer                   469,000(3)                        5.3%
S. Albert Hanser                    70,000(4)                           *
Marti D. Miller                    114,668(5)                        1.3%
James D. Hanzlik                   108,000(6)                        1.2%
Donald C. Lies                     315,000(7)                        3.5%

All Current Executive
Officers and Directors
as a Group (6 persons)           2,744,242(8)                       30.2%

Alan C. Phillips and
Delores V. Phillips Rev. Trust     823,478(9)                        9.4%
--------------------

*        Indicates ownership of less than 1%.

(1) Includes 20,000 shares which may be acquired within 60 days upon the exercise of stock options.

(2) Includes (i) 48,750 shares which may be acquired within 60 days upon the exercise of stock options and warrants and (ii) 30,000 shares owned by two of Mr. Craven's children. Richard Craven has disclaimed beneficial ownership of shares beneficially owned by his son, Greg Craven, and therefore Greg Craven's shares are excluded.

(3) Includes 62,500 shares which may be acquired within 60 days upon the exercise of stock options and warrants.

(4) Includes 20,000 shares which may be acquired within 60 days upon the exercise of stock options.

(5) Includes 114,668 shares which may be acquired within 60 days upon the exercise of stock options.

(6) Includes 108,000 shares which may be acquired within 60 days upon the exercise of stock options.

(7) Includes 315,000 shares which may be acquired within 60 days upon the exercise of stock options.

(8) Includes 373,918 shares which may be acquired within 60 days upon the exercise of stock options and warrants.

(9) This Trust is affiliated with Altron, Inc., the Company's third party manufacturer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Richard F. Craven, a director of the Company, is the father-in-law of the owner/partner of Pointe Design, which is a Minneapolis, Minnesota based company that designs and prints advertising and other marketing tools. The Company has used Pointe Design's services to print marketing brochures and other advertising media. Net purchases by the Company from Pointe Design totaled $41,352, $148,371 and $108,405 during fiscal years 2000, 1999 and 1998 respectively. The Company believes its transactions with Pointe Design have been on terms no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.

         In connection with the private offering of the Company's Common Stock in January 1998, and again November 1999, certain members of the Board of Directors of the Company purchased a total of 176,725 and 600,000 shares of the Company's Common Stock, respectively.

         During fiscal years 1998 and 2000, the Company's third party manufacturer, Altron, Inc. was issued a total of 200,000 and 608,478 shares of the common stock respectively, in connection with the exchange of the common stock for certain accounts payable owed by the Company to Altron, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

                  See Exhibit Index on page 44 which is incorporated herein by reference. Exhibits that cover management contract or compensatory plans or arrangements are marked with an asterisk (*) in the Exhibit Index.

(b)      REPORTS ON FORM 8-K

                  On June 30, 2000 the Company filed a Form 8K disclosing its decision to dismiss its former independent auditors, KPMG LLP, and hire new auditors, Lund Koehler Cox & Arkema LLP.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders and Board of Directors of RSI Systems, Inc.:

We have audited the accompanying balance sheet of RSI Systems, Inc. as of June 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RSI Systems, Inc. as of June 30, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                  /s/ LUND KOEHLER COX & ARKEMA, LLP


Minneapolis, Minnesota
September 7, 2000

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
RSI Systems, Inc.:


We have audited the accompanying balance sheet of RSI Systems, Inc. (the Company) as of June 30, 1999, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RSI Systems, Inc. as of June 30, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 1999, in conformity with generally accepted accounting principles.



    /s/ KPMG, LLP



Minneapolis, Minnesota
August 12, 1999


                                      27a

                                RSI SYSTEMS, INC.

                                 Balance Sheets

                             June 30, 2000 and 1999



                           ASSETS                                    2000           1999
                                                                  -----------    -----------
Current assets:
   Cash and cash equivalents                                      $    83,930    $   418,863
   Marketable securities                                                   --        992,945
   Accounts receivable, net of allowance for doubtful
    accounts of $241,000 in 2000 and $228,000 in 1999                 799,832      1,517,650
   Inventories (note 3)                                               806,956      1,034,238
   Prepaid expenses                                                    65,010         86,566
                                                                  -----------    -----------

           Total current assets                                     1,755,728      4,050,262
                                                                  -----------    -----------

Property and equipment:
   Furniture and equipment                                          1,582,763      1,318,843
   Leasehold improvements                                                  --         56,279
    Less accumulated depreciation and amortization                 (1,120,702)      (852,016)
                                                                  -----------    -----------

           Net property and equipment                                 462,061        523,106
                                                                  -----------    -----------

                                                                  $ 2,217,789    $ 4,573,368
                                                                  ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving credit facility (note 4)                             $   573,801    $ 1,247,757
   Current portion of capital lease obligations (note 5)              137,978        106,140
   Accounts payable                                                   792,786      1,332,154
   Accrued expenses                                                   265,149        183,569
   Deferred revenue                                                    75,759         77,800
                                                                  -----------    -----------

           Total current liabilities                                1,845,473      2,947,420
                                                                  -----------    -----------

Long-term liabilities:
   Capital lease obligations, net of current portion (note 5)          72,053        139,565
                                                                  -----------    -----------

           Total long-term liabilities                                 72,053        139,565
                                                                  -----------    -----------

Commitments and contingencies (note 6)

Stockholders' equity (note 8):
   Common stock, par value $.01 per share, authorized 15,000,000 shares: 8,724,883 and 6,837,281 issued and outstanding at
    June 30, 2000 and 1999, respectively                               87,249         68,373
   Additional paid-in capital                                      18,615,457     17,338,241
   Accumulated deficit                                            (18,402,443)   (15,920,231)
                                                                  -----------    -----------

           Total stockholders' equity                                 300,263      1,486,383
                                                                  -----------    -----------
                                                                  $ 2,217,789    $ 4,573,368
                                                                  ===========    ===========

See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                            Statements of Operations

                    Years ended June 30, 2000, 1999 and 1998

                                                       2000                1999                1998
                                                   -----------         -----------         -----------
Net sales                                          $ 4,576,277         $ 9,199,135         $ 4,662,558
Cost of goods sold                                   2,346,015           4,447,943           2,123,553
Inventory writedown to lower of cost or
  market (note 3)                                      341,846                  --                  --
                                                   -----------         -----------         -----------

           Gross profit                              1,888,416           4,751,192           2,539,005

Research and development                               819,733           1,281,718             993,525
Selling, general and administrative                  3,327,248           4,268,296           3,478,665
                                                   -----------         -----------         -----------

          Operating loss                            (2,258,565)           (798,822)         (1,933,185)
                                                   -----------         -----------         -----------

Other income (expense):
   Other income                                          1,792               2,770               6,629
   Interest income                                      41,945              68,946              53,249
   Interest expense                                   (267,384)           (151,569)            (86,649)
                                                   -----------         -----------         -----------

   Other expense, net                                 (223,647)            (79,853)            (26,771)
                                                   -----------         -----------         -----------

          Net loss                                 $(2,482,212)        $  (878,675)        $(1,959,956)
                                                   ===========         ===========         ===========

Basic loss per share                               $     (0.33)        $     (0.13)        $     (0.34)
                                                   ===========         ===========         ===========

Diluted loss per share                             $     (0.33)        $     (0.13)        $     (0.34)
                                                   ===========         ===========         ===========

Weighted average common shares outstanding:
   Basic                                             7,443,507           6,695,859           5,706,145
                                                   ===========         ===========         ===========
   Diluted                                           7,443,507           6,695,859           5,706,145
                                                   ===========         ===========         ===========


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                       Statements of Stockholders' Equity

                    Years ended June 30, 2000, 1999 and 1998

                                                                                                  UNEARNED
                                            COMMON STOCK           ADDITIONAL                  COMPENSATION--
                                     -------------------------      PAID-IN      ACCUMULATED     RESTRICTED
                                       SHARES        AMOUNT         CAPITAL        DEFICIT         STOCK         TOTAL
                                     ---------     -----------    -----------    ------------    ---------     ----------
Balances at June 30, 1997            4,757,265     $    47,573    $14,358,381    $(13,081,600)   $(100,000)    $1,224,354

   Common stock sold in private
    placement                        1,671,255          16,712      2,506,233              --           --      2,522,945

   Common stock warrant issued
    to underwriter                          --              --            100              --           --            100

   Restricted stock award               18,750             188           (188)             --      100,000        100,000

   Common stock issued in
    settlement of trade payables       210,011           2,100        373,796              --           --        375,896

   Net loss for the year                    --              --             --      (1,959,956)          --     (1,959,956)
    ended June 30, 1998
                                     ---------     -----------    -----------    ------------    ---------     ----------


Balances at June 30, 1998            6,657,281          66,573     17,238,322     (15,041,556)          --      2,263,339

   Exercise of stock options            23,750             237         26,482              --           --         26,719

   Common stock warrant exercised      150,000           1,500         73,500              --           --         75,000

   Restricted stock award                6,250              63            (63)             --           --             --

   Net loss for the year
    ended June 30, 1999                     --              --             --        (878,675)          --       (878,675)
                                     ---------     -----------    -----------    ------------    ---------     ----------



Balances at June 30, 1999            6,837,281          68,373     17,338,241     (15,920,231)          --      1,486,383

   Common stock warrant exercised      134,000           1,340        132,660              --           --        134,000

   Common stock issued in
    settlement of trade payables       608,478           6,085        358,556              --           --        364,641

   Common stock sold to Directors      600,000           6,000        469,000              --           --        475,000

   Exercise of stock options            16,800             168          9,132              --           --          9,300

   Note payable and accrued interest
    converted to common stock          528,324           5,283        307,868              --           --        313,151

   Net loss for the year
     ended June 30, 2000                    --             --              --      (2,482,212)          --     (2,482,212)
                                     ---------     -----------    -----------    ------------    ---------     ----------

Balances at June 30, 2000            8,724,883     $    87,249    $18,615,457    $(18,402,443)   $      --     $  300,263
                                     =========     ===========    ===========    ============    =========     ==========


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                             Statements of Cash FlowS

                    Years ended June 30, 2000, 1999 and 1998

                                                      2000           1999           1998
                                                   -----------    -----------    -----------
Cash flows from operating activities:
  Net loss                                         $(2,482,212)   $  (878,675)   $(1,959,956)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                    325,749        291,613        255,230
      Inventory writedown to lower of cost
        or market (note 3)                             341,846             --             --
      Compensation from restricted stock                    --             --        100,000
      Changes in operating assets and liabilities:
        Accounts receivable, net                       717,818         23,976       (794,199)
        Inventories                                   (114,564)      (396,816)       (92,809)
        Prepaid expenses                                21,556        (29,617)       (15,393)
        Accounts payable                              (174,727)       294,823        246,720
        Accrued expenses                                94,731         59,315       (238,911)
        Deferred revenue                                (2,041)        37,136        (83,325)
                                                   -----------    -----------    -----------

           Net cash used in operating activities    (1,271,844)      (598,245)    (2,582,643)
                                                   -----------    -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of marketable securities          992,945      1,952,015        197,995
  Purchase of marketable securities                         --     (1,964,770)    (1,169,603)
  Additions to property and equipment                 (176,788)      (122,806)      (227,218)
                                                   -----------    -----------    -----------

           Net cash provided by (used in)
             investing activities                      816,157       (135,561)    (1,198,826)
                                                   -----------    -----------    -----------

Cash flows from financing activities:
  Borrowing (repayment) on revolving
    credit facility                                   (673,956)       750,042        497,715
  Proceeds from note payable                           300,000             --             --
  Repayments of capital lease obligations             (123,590)       (81,185)        (9,869)
  Proceeds from issuance of common stock               475,000             --      2,522,945
  Proceeds from exercise of common stock warrants      134,000         75,000            100
  Proceeds from exercise of common stock options         9,300         26,719             --
                                                   -----------    -----------    -----------

           Net cash provided by
             financing activities                      120,754        770,576      3,010,891
                                                   -----------    -----------    -----------

           Increase (decrease) in cash
             and cash equivalents                     (334,933)        36,770       (770,578)

Cash and cash equivalents at beginning of year         418,863        382,093      1,152,671
                                                   -----------    -----------    -----------
Cash and cash equivalents at end of year           $    83,930    $   418,863    $   382,093
                                                   ===========    ===========    ===========

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest           $   203,032    $   126,068    $    83,600
                                                   ===========    ===========    ===========
  Cash paid during the year for income taxes       $        --    $        --    $        --
                                                   ===========    ===========    ===========

Supplemental schedule of noncash investing
  and financing activities:
Equipment acquired through capital
  lease obligations                                $    87,916    $   146,307    $   173,204
                                                   ===========    ===========    ===========
Common stock issued in settlement of
  trade payables                                   $   364,641    $        --    $   375,896
                                                   ===========    ===========    ===========
Note payable and accrued interest
  converted to common stock                        $   313,151    $        --    $        --
                                                   ===========    ===========    ===========

See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 2000, 1999 and 1998


  (1)   DESCRIPTION OF BUSINESS

              Founded in 1993, RSI Systems, Inc. (the Company) designs, manufactures and resells business level videoconferencing systems for domestic and international markets. These systems are available in a variety of configurations and price points. The Company extends unsecured credit to customers in the normal course of business.

              The Company experienced a significant decrease in sales as a result of the loss of two key customers and had losses from operations and negative cash flows for the year ended June 30, 2000. Together with a working capital deficit as of June 30, 2000, these conditions raise concerns about the Company's ability to generate positive cash flows and fund future operations.

              Management plans to increase sales and improve operating results through increased marketing and distribution of products through a select number of stronger resellers and distributors, as well as through OEM/private label partners and by selling direct to preferred accounts. The Company believes that funds generated from operations and funds available under the revolving credit facility will be sufficient to cover cash needs. In the event sales do not materialize at the expected rates, management would seek additional financing or would conserve cash by reducing administrative, product development, and sales and marketing expenses.

  (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A)   CASH AND CASH EQUIVALENTS

              The Company considers investments in highly liquid debt securities having an initial maturity of three months or less to be cash equivalents. Cash equivalents amounted to $0 and $413,743 at June 30, 2000 and 1999, respectively. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

        (B)   MARKETABLE SECURITIES

              The Company has adopted the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Marketable securities had an original maturity of more than three months and a remaining maturity of less than 1 year. These investments were classified as held-to-maturity and were carried at cost in accordance with SFAS No. 115. The cost of debt securities was adjusted for amortization of premiums and accretion of discounts to maturity. This amortization and accretion, as well as interest income and realized gains and losses are included in interest income. Marketable securities at June 30, 1999 represented investments in government bonds.

        (C)   INVENTORIES

              Inventories are stated at the lower of cost or market using the first-in first-out (FIFO) method.

        (D)   PROPERTY AND EQUIPMENT

              Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over their estimated useful lives, which range from two to seven years. Leasehold improvements are amortized over the lesser of their estimated useful life or the term of the lease.

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 2000, 1999 and 1998


        (E)   CAPITALIZED SOFTWARE COSTS

              Software costs have been accounted for in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and product quality assurance are capitalized, when material. At June 30, 2000 and 1999, the Company had $185,146 and $85,961 of unamortized computer software costs. Amortization of computer software costs was $70,154, $23,503 and $695 for the years ended June 30, 2000, 1999 and 1998.

        (F)   REVENUE RECOGNITION

              The Company recognizes revenue from system sales upon shipment. Post sale customer support costs are insignificant and are expensed as incurred.

        (G)   RESEARCH AND DEVELOPMENT COSTS

              Research and development costs are charged to operations when incurred.

        (H)   ADVERTISING COSTS

              All costs related to advertising the Company's products are expensed in the period incurred. Advertising expense for the years ended June 30, 2000, 1999 and 1998 was $38,604, $324,127 and
              $167,408, respectively.

        (I)   NET LOSS PER SHARE

              Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent years.

        (J)   USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        (K)   FAIR VALUE OF FINANCIAL INSTRUMENTS

              The carrying amount for all financial instruments approximates fair value. The carrying amount of cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The fair

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 2000, 1999 and 1998

              value of debt and capital lease obligations approximates the current rates at which the Company could borrow funds with similar remaining maturities and risks.

  (3)   INVENTORIES

              Inventories consisted of the following at June 30:

                                                 2000              1999
                                            --------------   --------------

                     Work in progress        $      26,312   $            0
                     Components                    618,847          683,279
                     Finished goods                161,797          350,959
                                            --------------   --------------

                                             $     806,956   $    1,034,238
                                             =============    =============

              The fiscal year 2000 statement of operations reflects a $341,846 charge to reduce inventory to the lower of cost or market. The write-down was associated with excess inventory resulting from the Company's decision to discontinue production of certain previous generation products.


  (4)     REVOLVING CREDIT FACILITY

              In August 2000, the Company modified its commercial loan agreement with a bank for a $2,500,000 committed line of credit facility that matures in June 2001. This agreement amended and restated the previous commercial loan agreement dated September 3, 1999. The new facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable, inventories and marketable securities. The new facility also contains certain covenants and conditions, including minimum net worth levels. Interest on outstanding borrowings accrues at the prime rate plus 4% (13.5% at June 30, 2000). Outstanding borrowings were $573,801 and $1,247,757 at June 30, 2000 and 1999, respectively.


  (5)     CAPITAL LEASE OBLIGATIONS

              The following is a summary of leased equipment as of June 30, 2000:

                  Equipment                           $  484,147
                  Less accumulated amortization         (230,084)
                                                      ----------
                                                      $  254,063
                                                      ==========

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 2000, 1999 and 1998



              The following is a schedule of future minimum lease payments under capital leases with the present value of the minimum lease payments as of June 30, 2000:


                  Years ending June 30:

                       2001                                                 $ 157,714
                       2002                                                    66,360
                       2003                                                    12,260
                                                                            ---------

                             Total minimum lease payments                     236,334

                  Less amount representing interest from 9 % to 15 %          (26,303)
                                                                            ---------

                             Present value of minimum lease payments          210,031

                   Less current portion                                      (137,978)
                                                                            ---------

                                                                            $  72,053
                                                                            =========



  (6)     COMMITMENTS AND CONTINGENCIES

          (A)      OPERATING LEASES

              The Company leases office space and various equipment under noncancelable operating leases with terms of monthly to three years. One of the leases requires the Company to pay its prorata share of operating expenses. Future minimum rental payments due under noncancelable operating leases are as follows:

                  Fiscal year ending June 30:

                     2001                           $102,751
                     2002                             55,638
                     2003                              7,800
                     2004                              1,300
                                                    --------
                                                    $167,489
                                                    ========

              Total rental expense was $173,680, $177,677 and $204,223 for the years ended June 30, 2000, 1999 and 1998, respectively.

        (B)   SOFTWARE LICENSE AGREEMENTS

              During 1994, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, the Company is to pay a royalty fee of up to $25.00 per unit of videoconferencing systems containing the software. Royalty expenses related

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 2000, 1999 and 1998


              to this agreement for the years ended June 30, 2000, 1999 and 1998 were $23,850, $56,825 and $23,050, respectively.

              During 1996, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, in addition to upfront licensing and production fees of $90,000, the Company is to pay a royalty fee of up to $40.00 per unit of videoconferencing systems containing the software. Royalty expenses related to this agreement for the years ended June 30, 2000, 1999 and 1998 were $4,532, $12,749 and $32,560, respectively.

              During 1998, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, in addition to upfront licensing and production fees of $25,000, the Company is to pay a royalty fee of up to $5.00 per unit of videoconferencing systems containing the software. Royalty expenses related to this agreement for the years ended June 30, 2000, 1999 and 1998 were $4,770, $11,315 and $1,580, respectively.

              During 1999, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, in addition to upfront licensing and production fees of $25,000, the Company is to pay a royalty fee of $5.00 per unit of videoconferencing systems containing the software. The Company had no sales of related systems containing the software during the years ended June 30, 2000 and 1999.

         (C)  MANUFACTURING AGREEMENT

              On August 28, 1996, the Company entered into a manufacturing agreement with a third party custom manufacturer (Manufacturer). Pursuant to this agreement, the Manufacturer agrees to produce the Company's videoconferencing products, and warrant that all products will be free from defects in material and workmanship for twelve months from the date the Company ships to the customer, or fifteen months from the date the Manufacturer ships to the Company, whichever comes first.

              The agreement may be terminated by either party upon failure of the other party to comply with any material term of the agreement after a 30-day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement. The Company may also terminate the agreement upon 30 days written notice. In such case, the Company would be obligated to pay for material and work in progress for products ordered. As of June 30, 2000, the Company's commitment for material and work in progress for products ordered was approximately $1,017,000.

        (D)   DISTRIBUTOR AND DEALER AGREEMENTS

              The Company is a party to distributor and dealer agreements with several companies. Certain distributors and dealers have minimum purchase obligations. The term of each agreement is one year, renewable for additional one-year periods. Distributors and dealers receive discounts depending upon the number of systems ordered from the Company.

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 2000, 1999 and 1998



        (E)   MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

              Sales to two customers represented approximately 28% of net sales for the year ended June 30, 2000 with accounts receivable from two customers representing approximately 41% of total accounts receivable as of June 30, 2000. During the year ended June 30, 1999, sales to three customers represented approximately 48% of net sales, with accounts receivable from these three customers representing approximately 32% of total accounts receivable as of June 30, 1999. During the year ended June 30, 1998, sales to one customer represented approximately 17% of net sales.

        (F)   LITIGATION

              During 2000, the Company initiated a suit against a previous customer for collection of certain unpaid invoices for equipment ordered and shipped to the previous customer. In August 2000 the previous customer filed a cross complaint against the Company for alleged breach of contract and interference with prospective economic advantage. The cross complaint did not specify an amount of damages. The Company believes the counter claim is without merit and believes this action will not have a material adverse impact on the results of operations or financial position of the Company.

  (7)   INCOME TAXES

              The Company has adopted SFAS No. 109, "Accounting for Income Taxes", under which deferred liabilities are recognized for the temporary differences between the financial and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. The Company has incurred cumulative net operating losses for both financial statement and income tax reporting purposes. At June 30, 2000, the Company had net operating loss carryforwards of approximately $17,760,000 and development credit carryforwards of approximately $200,000. If not used, these carryforwards will begin to expire in 2010. During 1996, a change in ownership occurred pursuant to Section 382 of the Internal Code that limits the use of loss carryforwards in any one year. Subsequent ownership changes may further limit the use of these net operating loss carryforwards. The Company has recorded a full valuation allowance of $7,105,000 and $6,120,000 at June 30, 2000 and 1999 against the net deferred tax asset due to the uncertainty of realizing the related benefits.

  (8)   STOCKHOLDERS' EQUITY

        (A)      COMMON STOCK

              In October 1997, the Company issued 210,011 shares of its common stock as payment on $375,896 in trade debt to two of the Company's key vendors ($1.79 per share). A registration statement for these shares was declared effective by the Securities and Exchange Commission and the shares are registered and freely tradable.

              In January 1998, the Company completed a private offering of its common stock. The Company received $2,522,945, net of offering costs, in exchange for 1,671,255 shares of common stock

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 2000, 1999 and 1998


              ($1.65 per share). A registration statement for these shares was declared effective by the Securities and Exchange Commission and the shares are registered and freely tradable.

              In September 1999 the Company issued 134,000 shares of common stock upon the exercise of a warrant held by a director. The Company received proceeds of $134,000 upon the exercising of the warrant ($1.00 per share). The shares have not been registered with the Securities and Exchange Commission.

              In November 1999 the Company sold 600,000 shares of common stock to Company directors. The Company received $475,000 in exchange for the 600,000 shares of common stock ($1.00 and $.50 per share). The shares have not been registered with the Securities and Exchange Commission.

              In November 1999 and June 2000, the Company issued a total of 608,478 shares of common stock to its third party manufacturer as payment on trade debt of $364,641 ($1.00 and $.40 per share). The shares have not been registered with the Securities and Exchange Commission.

              In March 2000, the Company issued 16,800 shares of common stock upon the exercise of stock options. The Company received proceeds of $9,300 upon the exercise of the options ($.38 and $1.13 per share). The shares have been registered with the Securities and Exchange Commission and are freely tradable.

              In June 2000, a director of the Company converted two $150,000 notes payable and accrued interest due from the Company into common stock. The Company issued 528,324 shares of common stock upon conversion of the notes payable which, together with accrued interest at 10%, totaled $313,151. The notes payable were converted into common stock at prices of $.53 and $.67 per share. The shares have not been registered with the Securities and Exchange Commission.

        (B)      STOCK WARRANTS

              In July 1995, in connection with the Company's initial public offering, the Company issued a warrant to the underwriter for the purchase of 122,500 shares of common stock at an exercise price of $7.50. The warrant was exercisable through July 2000 and expired.

              In September 1996, in connection with the Company's private offering of 1,500,000 of its common stock, the Company issued a warrant to the placement agent for the purchase of 150,000 shares of its common stock at an exercise price of $3.00. The warrant is exercisable through September 2002.

              In January 1998, in connection with the Company's private offering of 1,671,255 shares of its common stock, the Company issued a warrant to the placement agent for the purchase of 167,126 shares of its common stock at an exercise price of $1.65. The warrant expires January 2008.

              As of June 30, 2000, there were outstanding warrants held by two directors of the Company for the purchase of 15,000 shares of common stock at an exercise price of $3.00 per share. During 2000, warrants held by a director and other third parties for the purchase of 141,000 shares of common stock expired.

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 2000, 1999 and 1998



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

              The Company has reserved 2,000,000 shares of common stock for issuance under the plan. At June 30, 2000, 924,200 shares remained available for grant. Options issued become exercisable over varying periods as provided in the individual plan agreements and have a term of five or ten years.

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 2000, 1999 and 1998



              A summary of changes in common stock options during the years ended June 30, 2000, 1999 and 1998 is as follows:

                                                                                              WEIGHTED
                                                                                               AVERAGE
                                                                                              EXERCISE
                                                                                              PRICE PER
                                                                          SHARES                SHARE
                                                                     ------------------   ------------------

                 Outstanding at June 30, 1997                              560,750     $         2.16

                     Granted                                               292,500               2.24
                     Exercised                                                   -               -
                     Canceled                                             (137,000)              2.28

                                                                     ------------------   ------------------

                 Outstanding at June 30, 1998                              716,250               2.17

                     Granted                                               703,000               2.11
                     Exercised                                             (23,750)              1.13
                     Canceled                                             (162,750)              1.93

                                                                     ------------------   ------------------

                 Outstanding at June 30, 1999                            1,232,750               2.19

                     Granted                                               487,000                .46
                     Exercised                                             (16,800)               .55

                     Canceled                                             (627,150)              1.87
                                                                     ------------------   ------------------

                 Outstanding at June 30, 2000                            1,075,800           $   1.62
                                                                     ==================   ==================

                 Exercisable at June 30, 2000                              571,142           $   2.21
                                                                     ==================   ==================

              Options outstanding at June 30, 2000 have an exercise price per share ranging from $.38 to $9.25 and a weighted average remaining contractual life of 4.92 years.

              The Company also has issued a total of 381,000 stock options outside of the plan. The stock options have exercise prices of $2.81 and $8.00 per share and 357,333 were fully vested and exercisable as of June 30, 2000.

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 2000, 1999 and 1998


              The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share would have been increased to the following pro forma amounts:

                                                                      YEAR ENDED JUNE 30,
                                                                      -------------------
                                                     2000                     1999                 1998
                                                     ----                     ----                 ----
              Net loss:
                 As reported               $      (2,482,212)     $         (878,675)        $   (1,959,956)
                 Pro forma                        (2,846,561)             (1,346,890)            (2,452,932)

              Basic and Diluted loss per share:
              As reported                  $            (.33)     $             (.13)        $         (.34)
              Pro forma                                 (.38)                   (.20)                  (.43)



              The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively; risk-free interest rates of 6.28%, 4.49% and 6.16%, expected option lives of 5.46 years, 4.02 years and 6.77 years, expected volatility of 38.4%, 83.8% and 55.5% and expected dividend yield of 0%.

              Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

              The weighted average fair values of options granted in 2000, 1999 and 1998 were as follows:

              Fiscal 2000 grants                                      $   .22
              Fiscal 1999 grants                                         2.16
              Fiscal 1998 grants                                         1.49

                                RSI SYSTEMS, INC.

                          Notes to Financial Statements

                          June 30, 2000, 1999 and 1998


 (9)    RETIREMENT SAVINGS PLAN

              The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of section 401(K) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. Profit sharing contributions by the Company are completely discretionary. The Company made no contributions during the years ended June 30, 2000, 1999 and 1998.

 (10)   RELATED PARTY TRANSACTIONS

              During the years ended June 30, 2000, 1999 and 1998 the Company purchased advertising and marketing services from a related party totaling $41,352, $148,371 and $108,405, respectively. The Company believes that the fees paid related to these services were equivalent to those that would be paid under an arm's-length transaction.

 (11)   SUBSEQUENT EVENT

              In August 2000, the Company received $225,000 from a director in exchange for a demand note payable. On February 28, 2001, the maturity date of the note, the principal amount of the note together with accrued interest at 10% per annum is convertible into common stock at a price of $.34 per share, which was the market price of the Company's common stock on the date the note was signed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 25, 2000            RSI SYSTEMS, INC.

                                     By: /s/ Eugene W. Courtney
                                         ----------------------
                                     Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 25, 2000.

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints James D. Hanzlik or Eugene W. Courtney as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

        SIGNATURE                                     TITLE

/s/ Eugene W. Courtney                     Chief Executive Officer and
---------------------------------          President
Eugene W. Courtney

/s/ James D. Hanzlik                       Chief Financial Officer
---------------------------------
James D. Hanzlik

/s/ Richard F. Craven                      Chairman of the Board
---------------------------------
Richard F. Craven

/s/ Byron G. Shaffer                       Director
---------------------------------
Byron G. Shaffer

/s/ S. Albert Hanser                       Director
---------------------------------
S. Albert Hanser

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
                  FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2000


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

-------------------------

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

10.21                  Amended and Restated Credit and Security      Filed as exhibit 10.21 to the Company's
                       Agreement ( Norwest Business Credit, Inc.)    1998 10-KSB and incorporated herein by reference

10.22                  First Amendment to the Eximbank guar-         Filed as exhibit 10.22 to the Company's
                       anteed Amended and Restated Credit and        1998 10-KSB and incorporated herein by reference
                       Security Agreement

10.23                  Second Amendment to Amended & Restated        Filed as exhibit 10.23 to the Company's
                       Credit & Security Agreement                   1999 10-KSB and incorporated herein by reference

10.24                  Third Amendment to Amended & Restated         Filed as exhibit 10.24 to the Company's
                       Credit & Security Agreement                   1999 10-KSB and incorporated herein by reference

10.25                  First Amendment to Patent & Trademark         Filed as exhibit 10.25 to the Company's
                       Security Agreement                            1999 10-KSB and incorporated herein by reference

10.26                  First Amendment to Patent & Trademark         Filed as exhibit 10.26 to the Company's
                       Security Agreement                            1999 10-KSB and incorporated herein by reference

10.27                  Severance Agreement Between the               Filed as exhibit 10.27 to the Company's
                       Company and Donald C. Lies                    1999 10-KSB and incorporated herein by reference

10.28                  Fourth Amendment to Amended and Restated      Filed herewith electronically
                       Credit and Security Agreement and Waiver of
                       Defaults (Wells Fargo Business Credit, N.A.)

10.29                  Second Amended and Restated Credit and        Filed herewith electronically
                       Security Agreement (Wells Fargo Bank
                       Minnesota, N.A.)

10.30                  Export Import Bank of the United States       Filed herewith electronically
                       Working Capital Guarantee Program,
                       Borrower Agreement

10.31                  Note Payable to Richard F. Craven             Filed herewith electronically

10.32                  Modified Separation and Severance             Filed herewith electronically
                       Agreement between the Company and
                       Donald C. Lies




21.1                   Subsidiary of the Registrant                  Filed as Exhibit 21.1 to the Company's 1996 10-KSB
                                                                     and incorporated herein by reference.

23.1                   Consent of KPMG LLP                           Filed herewith electronically

23.2                   Consent of Lund, Koehler, Cox, and            Filed herewith electronically
                       Arkema, LLP.

24.1                   Power of Attorney                             Included in signature page of this report
                                                                     and incorporated herein by reference

27.1                   Financial Data Schedule                       Filed herewith electronically



The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Secretary, RSI Systems, Inc. at the executive offices of the Company.

------------------------
* Denotes an exhibit that covers management contracts or compensatory plans or arrangements

                 (This page has been left blank intentionally.)