Form 10QSB
period 2000-09-30
RSI SYSTEMS INC/MN
filed 2000-11-09
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.



                         Commission File Number 0-27106
                                                -------


                                RSI Systems, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)


                Minnesota                                41-1767211
                ---------                                ----------
       (State or other jurisdiction                    (IRS Employer
    of incorporation or organization)                Identification No.)


     5593 West 78th Street, Minneapolis, Minnesota         55439
     ---------------------------------------------         -----
       (Address of principal executive offices)          (Zip Code)

                                 (952) 896-3020
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

The Company had 8,724,883 shares of Common Stock, $ 0.01 par value per share, outstanding as of November 8, 2000.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

                                RSI Systems, Inc.

                                      INDEX



                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION


      Item 1.     Financial Statements

                  Balance Sheets - September 30, 2000 (unaudited)
                  and June 30, 2000............................................3

                  Statements of Operations (unaudited) - Three
                  Months ended September 30, 2000 and 1999 ....................4

                  Statements of Cash Flows (unaudited) - Three
                  Months ended September 30, 2000 and 1999.....................5

                  Notes to Financial Statements ...............................6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................8

PART II  OTHER INFORMATION....................................................11

Signatures....................................................................12

Exhibit Index.................................................................13

                                RSI SYSTEMS, INC.

                                 Balance Sheets

                                                                    September 30,        June 30,
                                                                        2000               2000
                                       Assets                       (Unaudited)
---------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                       $     40,852            83,930
    Accounts receivable, net of allowance for doubtful
      accounts of $274,000 and $241,000, respectively                    770,026           799,832
    Inventories                                                          722,705           806,956
    Prepaid expenses                                                      54,862            65,010
---------------------------------------------------------------------------------------------------
            Total current assets                                       1,588,445         1,755,728
---------------------------------------------------------------------------------------------------

Property and equipment:
    Furniture and equipment                                            1,588,430         1,582,763
    Leasehold improvements                                                 3,569                --
      Less accumulated depreciation and amortization                  (1,197,708)       (1,120,702)
---------------------------------------------------------------------------------------------------
            Net property and equipment                                   394,291           462,061
---------------------------------------------------------------------------------------------------

Patents, net                                                              70,344                --
---------------------------------------------------------------------------------------------------

                                     Total assets                   $  2,053,080         2,217,789
===================================================================================================

                        Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------------

Current liabilities:
    Revolving credit facility                                       $    539,056           573,801
    Current portion of capital lease obligations                         124,767           137,978
    Note payable-stockholder                                             225,000                --
    Accounts payable                                                     777,981           792,786
    Accrued expenses                                                     242,155           265,149
    Deferred revenue                                                      82,276            75,759
---------------------------------------------------------------------------------------------------
            Total current liabilities                                  1,991,235         1,845,473

Capital lease obligations, net of current portion                         51,189            72,053
---------------------------------------------------------------------------------------------------
            Total liabilities                                          2,042,424         1,917,526
---------------------------------------------------------------------------------------------------

Stockholders' equity:
      Common stock ($.01 par value per share, 15,000,000 shares
            authorized, 8,724,883 issued and outstanding)                 87,249            87,249
      Additional paid-in capital                                      18,615,457        18,615,457
      Accumulated deficit                                            (18,692,050)      (18,402,443)
---------------------------------------------------------------------------------------------------
            Total stockholders' equity                                    10,656           300,263
---------------------------------------------------------------------------------------------------

                     Total liabilities and stockholders' equity     $  2,053,080         2,217,789
===================================================================================================


See accompanying notes to financial statements.

                                    RSI SYSTEMS, INC.

                                 Statements of Operations

                                                           Three Months      Three Months
                                                               Ended             Ended
                                                           September 30,     September 30,
                                                               2000              1999
                                                           (Unaudited)       (Unaudited)
------------------------------------------------------------------------------------------
Net sales                                                  $    887,650      $  1,624,128
Cost of goods sold                                              453,867           730,033
------------------------------------------------------------------------------------------
         Gross profit                                           433,783           894,095

Research and development                                        145,049           270,111
Selling, general and administrative                             513,597         1,293,488
------------------------------------------------------------------------------------------
         Operating  loss                                       (224,863)         (669,504)

Other income (expense):
   Interest income (expense), net                               (64,744)          (86,743)
------------------------------------------------------------------------------------------
         Other income (expense), net                            (64,744)          (86,743)
------------------------------------------------------------------------------------------

         Net loss                                          $   (289,607)     $   (756,247)
==========================================================================================

         Net loss per common share - basic                 $      (0.03)     $      (0.11)
         Net loss per common share - diluted               $      (0.03)     $      (0.11)
==========================================================================================

         Weighted average shares outstanding - basic          8,724,883         6,872,238
         Weighted average shares outstanding - diluted        8,724,883         6,872,238
==========================================================================================


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.

                            Statements of Cash Flows

                                                                     Three Months      Three Months
                                                                         Ended             Ended
                                                                     September 30,     September 30,
                                                                         2000              1999
                                                                      (Unaudited)       (Unaudited)
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                         $   (289,607)     $   (756,247)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                      77,006            64,139
        Changes in operating assets and liabilities:
           Accounts receivable, net                                        29,806           376,189
           Inventories                                                     84,251          (337,986)
           Prepaid expenses                                                10,148            (8,777)
           Accounts payable                                               (14,805)         (190,351)
           Accrued expenses                                               (22,994)          178,298
           Deferred revenue                                                 6,517            10,399
----------------------------------------------------------------------------------------------------
             Net cash used in operating activities                       (119,678)         (664,336)
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                                --           793,146
    Purchases of furniture and equipment                                   (9,236)          (21,065)
    Payments for patent costs                                             (70,344)               --
----------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities          (79,580)          772,081
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                     --           134,000
    Net borrowing (repayments) on revolving credit facility               (34,745)          398,850
    Payments on capital lease obligations                                 (34,075)          (25,328)
    Proceeds from note payable-stockholder                                225,000                --
----------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                    156,180           507,522
----------------------------------------------------------------------------------------------------

             Net change in cash and cash equivalents                      (43,078)          615,267


Cash and cash equivalents at beginning of period                     $     83,930      $    418,863
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                           $     40,852      $  1,034,130
====================================================================================================


See accompanying notes to financial statements.

                                RSI SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2000 and 1999



1. BASIS OF PRESENTATION:

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the Company's June 30, 2000 financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

The financial statements reflect all adjustments, of a normally recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods.

2. REVOLVING CREDIT FACILITY:

In August 2000, the Company modified its commercial loan agreement with a bank for a $2,500,000 committed line of credit facility that matures in June 2001. This agreement amended and restated the previous commercial loan agreement dated September 3, 1999. The new facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable, inventories and marketable securities. The new facility also contains certain covenants and conditions, including minimum net worth plus subordinated debt levels. Interest on outstanding borrowings accrues at the prime rate plus 4% (13.5% at September 30, 2000). Outstanding borrowings were $539,056 and $573,801 at September 30, 2000 and June 30 2000, respectively.

3. RELATED PARTY TRANSACTIONS:

In August 2000, the Company received $225,000 from Richard F. Craven, Chairman of the Company, in exchange for a demand note payable. On February 28, 2001, the maturity date of the note, the principal amount of the note together with accrued interest at 10% per annum is convertible into common stock at a price of $.34 per share, which was the market price of the Company's common stock on the date the note was signed.

On September 6, 1999, the Company issued 134,000 shares of its common stock and received $134,000 upon the exercise of warrants held by Mr. Craven.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RSI Systems, Inc., (the "Company" or "RSI"), designs, manufactures and sells high performance, business quality videoconferencing systems throughout a worldwide network of resellers and OEM or private label partners. The Company's fourth-generation product family, the MediaPro 384(TM) system, is a cross-platform, multimedia videoconferencing engine, capable of operating either with or without a host computer and displaying through a variety of output devices. The Company was incorporated under the laws of Minnesota on December 21, 1993.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales. Net sales for the first quarter of fiscal year 2001 were $887,650, down 45% from $1,624,128 in the first quarter of fiscal year 2000. The decrease in sales in the first quarter of fiscal year 2001 was primarily a result of lower sales volume associated with the Company's OEM partners.

Net sales in the first quarter of fiscal year 2000 included approximately $655,000 from Philips Electronics N.V. (Philips). These prior years sales to Phillips included a termination settlement of approximately $290,000 related to Phillips' decision to exit the settop videoconferencing market and terminate its OEM agreement with the Company in September 1999. The Company had no sales to Phillips during the first quarter of fiscal year 2001.

Gross Profit. Gross profit was $433,783 in the first quarter of fiscal year 2001 compared to a gross profit of $894,095 during the first quarter of fiscal year 2000, as a result of lower net sales volume. As noted above, gross profit in the first quarter of fiscal year 2000 included a $290,000 contract termination settlement from Philips. Cost of goods sold as a percentage of net sales, excluding the $290,000 from Philips were 55% in the first quarter of fiscal year 2000 compared to 51% in the first quarter of fiscal year 2001. The higher cost of goods sold as a percent of net sales during the first quarter of fiscal year 2000 was due to lower average selling prices on units shipped in that quarter compared to the first quarter of fiscal year 2001. The lower selling prices were a result of the Company offering substantial discounts in the first quarter of fiscal year 2000. The higher level of discounts were offered as part of the Company's strategy to increase volume by attracting new resellers in the first quarter of fiscal year 2000.

Research and Development Expenses. Research and development expenses were $145,049 for the first quarter of fiscal year 2001, or 16% of net sales, compared to research and development expenses of $270,111 or 17% of net sales for the first quarter of fiscal year 2000. Actual expenses decreased approximately $125,000 as a result of lower head count associated with lower sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $513,597 or 58% of net sales for the first quarter of fiscal year 2001 compared to $1,293,488 or 80% of net sales for the first quarter of fiscal year 2000. The lower level of spending on selling, general and administrative expenses was a result of the Company decreasing its marketing, sales, technical support and administrative expenses in North America and Europe. During the first quarter of fiscal year 2001 the Company maintained these lower expense levels to minimize net losses and conserve cash. Since September 1999, the Company has both terminated, and through attrition, eliminated, nineteen positions across various functional areas of the Company. The Company has also reduced other costs in the areas of facilities, communications, professional services and other support costs which contributed to the lower level of expenses during the first quarter of fiscal year 2001. The Company believes it has maintained key personnel in all functional areas necessary to successfully execute its business strategy for fiscal year 2001.

In addition, the first quarter of fiscal year 2000 included severance expenses of approximately $200,000 associated with the resignation of the Company's former Chief Executive Officer and President in September 1999. There were no such expenses in the first quarter of fiscal year 2001.

Other Income (Expense). Other income (expense) was $(64,744) in the first quarter of fiscal year 2001, compared to $(86,743) in the first quarter of fiscal year 2000. The Company realized reduced interest expense in the first quarter of fiscal year 2001primarily as a result of paying down the revolving credit facility with cash reserves in February 2000.

As a result of the foregoing, net loss for the first quarter of fiscal year 2001 was $(289,607), or $(.03) per common share compared to a net loss of $(756,247) or $(.11) per common share in the first quarter of fiscal year 2000.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash used in operating activities was $(119,678) in the first quarter of fiscal year 2001, compared to $(664,336) in the first quarter of fiscal year 2000. The decreased use of cash in the first quarter of fiscal year 2001 was primarily due to the lower net loss and a decrease in inventory during the first quarter of fiscal year 2001 compared to the first quarter of fiscal year 2000.

Inventory decreased during the first quarter of fiscal year 2001 as a result of reductions in inventory levels of peripheral components. The Company purchases many of these components in quantities that satisfy requirements over several months in order to obtain the best possible pricing from vendors. As a result, inventory levels of components can fluctuate from quarter to quarter.

During the first quarter of fiscal year 2001, cash requirements of the Company have been funded primarily by cash received from its revolving credit facility. In addition, during the first quarter of fiscal year 2001, the Company received proceeds of $225,000 from a director of the Company. (See NOTE 3 RELATED PARTY TRANSACTIONS). The Company also renewed and extended the term of its credit facility in August 2000. Under the terms of the agreement, a maximum of $2,500,000 may be drawn based on a borrowing base comprised of a percentage of eligible accounts receivable, inventory and marketable securities. At September 30, 2000 the Company had cash and cash equivalents of $40,852, and an outstanding line of credit balance of $539,056 on the $2,500,000 credit facility, leaving approximately $1,961,000 unused and approximately $313,000 available.

The Company believes funds generated from operations and funds available under its line of credit will be sufficient to cover near term cash needs. However, in the event the Company requires cash in excess of the funds from these sources, management would seek additional financing or would conserve cash by further reducing administrative, product development and sales and marketing expenses. No formal arrangements have been made for such additional financing, and no assurance can be made that any such financing would be available on favorable terms or at all.

                                     PART II
                                OTHER INFORMATION



Item 1.     LEGAL PROCEEDINGS

            In February 2000, the Company initiated a suit in Superior Court, San Bernardino County, California, against a customer for collection of certain unpaid invoices for equipment ordered and shipped. In August 2000, the Customer filed a cross complaint against the Company for alleged breach of contract and interference with prospective economic advantage. The cross complaint did not specify an amount of damages. The Company believes the matter will not have a material adverse impact on the results of operations or financial position of the Company.

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


                                       RSI Systems, Inc.




Dated: November 8, 2000                /s/        Eugene W. Courtney
                                       -----------------------------
                                                  Eugene W. Courtney
                                       Its President & Chief Executive Officer


                                       By: /s/    James D. Hanzlik
                                           -----------------------
                                                  James D. Hanzlik
                                       Its Chief Financial Officer

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2000




Item No.              Title of Document                  Method of Filing
--------              -----------------                  ----------------


27.1               Financial Data Schedule         Filed herewith electronically