Form 10QSB
period 2000-12-31
RSI SYSTEMS INC/MN
filed 2001-02-14
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

_XXX_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

The Company had 8,799,883 shares of Common Stock, $ 0.01 par value per share, outstanding as of February 12, 2001.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

                        RSI Systems, Inc. and Subsidiary

                                      INDEX


                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

       Item 1.     Financial Statements

                   Balance Sheets - December 31, 2000 (unaudited)
                   and June 30, 2000...........................................3

                   Statements of Operations (unaudited) - Three and six
                   Months ended December 31, 2000 and 1999.....................4

                   Statements of Cash Flows (unaudited) - Six
                   Months ended December 30, 2000 and 1999.....................5

                   Notes to Financial Statements...............................6

       Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................9

PART II.   OTHER INFORMATION..................................................14

Signatures....................................................................15

Exhibit Index.................................................................16

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                       December 31, 2000 and June 30, 2000

                                                                         December 31,
                                                                            2000              June 30,
                                      Assets                             (Unaudited)            2000
--------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                            $      7,207            83,930
    Accounts receivable, net of allowance for doubtful
      accounts of $242,800 and $241,000, respectively                         566,155           799,832
    Inventories                                                               658,428           806,956
    Prepaid expenses                                                           86,212            65,010
--------------------------------------------------------------------------------------------------------
            Total current assets                                            1,318,002         1,755,728
--------------------------------------------------------------------------------------------------------

Property and equipment:
    Software                                                                  351,829           310,049
    Furniture and equipment                                                 1,289,162         1,272,714
    Leasehold improvements                                                      4,444                --
      Less accumulated depreciation and amortization                       (1,278,552)       (1,120,702)
--------------------------------------------------------------------------------------------------------
            Net property and equipment                                        366,883           462,061
--------------------------------------------------------------------------------------------------------

Patents, net                                                                   81,518                --
--------------------------------------------------------------------------------------------------------

                                     Total assets                        $  1,766,403         2,217,789
========================================================================================================

                 Liabilities and Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------------------------------

Current liabilities:
    Revolving credit facility                                                 522,935           573,801
    Current portion of capital lease obligations                              107,498           137,978
    Note payable- stockholder                                                 225,000                --
    Accounts Payable                                                          683,492           792,786
    Accrued Expenses                                                          289,388           265,149
    Deferred Revenue                                                           77,426            75,759
--------------------------------------------------------------------------------------------------------
            Total current liabilities                                       1,905,739         1,845,473
--------------------------------------------------------------------------------------------------------

Long-term liabilities:
    Capital lease obligations, net of current portion                          31,366            72,053
--------------------------------------------------------------------------------------------------------
            Total long-term liabilities                                        31,366            72,053
--------------------------------------------------------------------------------------------------------

Stockholders' equity (deficit):
      Common stock ($.01 par value per share, 15,000,000 shares
            authorized, 8,724,883 issued and outstanding)                      87,249            87,249
      Additional paid-in capital                                           18,615,457        18,615,457
      Accumulated deficit                                                 (18,873,408)      (18,402,443)
--------------------------------------------------------------------------------------------------------
            Total stockholders' equity (deficit)                             (170,702)          300,263
--------------------------------------------------------------------------------------------------------

                Total liabilities and stockholders' equity (deficit)     $  1,766,403         2,217,789
========================================================================================================

See accompanying notes to financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

          Three Months and Six Months Ended December 31, 2000 and 1999

                                                           Three Months       Three Months
                                                              Ended              Ended
                                                           December 31,       December 31,
                                                              2000               1999
                                                           (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------------
Net sales                                                  $  1,108,028         1,124,626
Cost of goods sold                                              540,064           659,252
------------------------------------------------------------------------------------------
         Gross profit                                           567,964           465,374

Research and development                                        145,847           215,245
Selling, general, and administrative                            551,695           915,743
------------------------------------------------------------------------------------------
         Operating loss                                        (129,578)         (665,614)

Other expense:
   Interest expense, net                                        (51,780)          (16,159)
------------------------------------------------------------------------------------------
         Other expense, net                                     (51,780)          (16,159)
------------------------------------------------------------------------------------------

         Net loss                                          $   (181,358)         (681,773)
==========================================================================================

         Net loss per common share - basic                 $      (0.02)            (0.09)
         Net loss per common share - diluted               $      (0.02)            (0.09)
==========================================================================================

         Weighted average shares outstanding - basic          8,724,883         7,256,653
         Weighted average shares outstanding - diluted        8,724,883         7,256,653
==========================================================================================

                                                           Six Months         Six Months
                                                              Ended              Ended
                                                           December 31,       December 31,
                                                              2000               1999
                                                           (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------------

Net sales                                                  $  1,995,678         2,748,754
Cost of goods sold                                              993,931         1,389,285
------------------------------------------------------------------------------------------
         Gross profit                                         1,001,747         1,359,469

Research and development                                        290,896           485,356
Selling, general, and administrative                          1,065,292         2,209,231
------------------------------------------------------------------------------------------
         Operating loss                                        (354,441)       (1,335,118)

Other expense:
   Interest expense, net                                       (116,524)         (102,902)
------------------------------------------------------------------------------------------
         Other expense, net                                    (116,524)         (102,902)
------------------------------------------------------------------------------------------

         Net loss                                          $   (470,965)     $ (1,438,020)
==========================================================================================

         Net loss per common share - basic                 $      (0.05)            (0.20)
         Net loss per common share - diluted               $      (0.05)            (0.20)
==========================================================================================

         Weighted average shares outstanding - basic          8,724,883         7,113,967
         Weighted average shares outstanding - diluted        8,724,883         7,113,967
==========================================================================================

See accompanying notes to financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                   Six Months Ended December 31, 2000 and 1999

                                                                      Six Months         Six Months
                                                                         Ended             Ended
                                                                     December 31,       December 31,
                                                                         2000              1999
                                                                     (Unaudited)        (Unaudited)
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                         $   (470,965)       (1,438,020)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                     159,609           136,249
        Changes in operating assets and liabilities:
           Accounts receivable, net                                       223,677           772,668
           Inventories                                                    148,528          (296,885)
           Prepaid expenses                                               (21,202)           19,456
           Accounts payable                                              (109,294)         (469,057)
           Accrued expenses                                                24,239           110,137
           Deferred revenue                                                 1,667              (314)
----------------------------------------------------------------------------------------------------
             Net cash used in operating activities                        (43,741)       (1,165,766)
----------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                                --           992,945
    Purchases of software, property and equipment                         (52,672)         (235,150)
    Payments for patent cost                                              (83,277)               --
----------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities         (135,949)          757,795
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                     --           609,000
    Net borrowing, (repayments) on revolving credit facility              (50,866)          262,081
    Proceeds from note payable-stockholder                                225,000           150,000
    Payments of capital lease obligations                                 (71,167)          (58,657)
    Increase in capital lease obligations                                      --            85,200
----------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                    102,967         1,047,624
----------------------------------------------------------------------------------------------------

             Net change in cash and cash equivalents                      (76,723)          639,653


Cash and cash equivalents at beginning of period                     $     83,930           418,863
----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                  7,207         1,058,516
====================================================================================================

See accompanying notes to financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



1. BASIS OF PRESENTATION:

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the Company's June 30, 2000 financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

The financial statements include the accounts of RSI Systems Ltd. a newly-formed subsidiary in the United Kingdom which is wholly owned by RSI Systems, Inc.

The financial statements reflect all adjustments, of a normally recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods.

2. REVOLVING CREDIT FACILITY:

In August 2000, the Company modified its commercial loan agreement with a bank for a $2,500,000 committed line of credit facility that matures in June 2001. This agreement amended and restated the previous commercial loan agreement dated September 3, 1999. The new facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable, inventories and marketable securities. The new facility also contains certain covenants and conditions, including minimum net worth plus subordinated debt levels. Interest on outstanding borrowings accrues at the prime rate plus 4% ( 13.0% at December 31, 2000). Outstanding borrowings were $522,935 and $573,801 at December 31, 2000 and June 30 2000, respectively.

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

4. COMMITMENTS AND CONTINGENCIES:

   a) MANUFACTURING AGREEMENT

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

         The agreement may be terminated by either party upon failure of the other party to comply with any material term of the agreement after a 30-day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement. The Company may also terminate the agreement upon 30 days written notice. In such case, the Company would be obligated to pay for material and work in progress for products ordered. As of December 31, 2000, the Company's commitment for material and work in progress for products ordered was approximately $700,000.

   b) LEGAL PROCEEDINGS

         During 2000, the Company initiated a suit against a previous customer for collection of certain unpaid invoices for equipment ordered and shipped to the previous customer. In August 2000 the previous customer filed a cross complaint against the Company for alleged breach of contract and interference with prospective economic advantage. The cross complaint did not specify an amount of damages. On November 29, 2000 the matter was dismissed by the court as a result of the Company agreeing to a mutual release of claims in the matter.

5. SUBSEQUENT EVENT:

NOTE PAYABLE TO RELATED PARTY

On January 31, 2001 the Company received $200,000 in cash from Richard F. Craven, chairman of the Company, in exchange for a demand note payable. On or after February 5, 2001, the maturity date of the note, the principal amount of the note together with the accrued interest at 10% per annum is convertible into common stock at a price of $.45 per share, which was the market price of the Company's common stock on the date the note was signed. The note has not been converted as of February 12, 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Net Sales. Net sales for the second quarter of fiscal year 2001 were $1,108,028, compared to $1,124,626 in the second quarter of fiscal year 2000.

Although overall unit volume for the second quarter of fiscal year 2001 was lower than volume during the second quarter of fiscal year 2000, direct sales to end users increased in the second quarter of fiscal year 2001 and comprised 32% of total sales for the period compared to only 6% in the second quarter of fiscal year 2000. As a result of higher sales prices per unit on direct sales to end users, and a higher mix of direct sales, overall sales were comparable for the quarters ended December 31, 2000 and December 31, 1999.

Gross Profit. Gross profit was $567,964 in the second quarter of fiscal year 2001 compared to gross profit of $465,374 during the second quarter of fiscal year 2000. Cost of goods sold as a percentage of net sales were 49% in the second quarter fiscal year 2001 compared to 59% in the second quarter fiscal year 2000. The higher cost of goods sold during the second quarter fiscal year 2000 was a result of the write off of certain obsolete inventory and the conversion of certain inventory to alternate models during that period in an effort to minimize overall inventory levels.

Sales prices per unit charged to resellers and distributors were lower in the second quarter of fiscal year 2001 compared to the second quarter of fiscal year 2000 due to high competition. The impact of lower prices to resellers and distributors on overall gross margin during the second quarter of fiscal year 2001 was mitigated by the higher mix of direct sales to end users and the associated higher selling prices.

Research and Development Expenses. Research and development expenses were $145,847 for the second quarter of fiscal year 2001, or 13% of net sales, compared to research and development expenses of $215,245 or 19% of net sales for the second quarter of fiscal year 2000. Actual expenses decreased approximately $69,000 during the second quarter of fiscal year 2001 as a result of lower head count during the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $551,695 or 50% of net sales for the second quarter of fiscal year 2001 compared to $915,743 or 81% of net sales for the second quarter of fiscal year 2000. The lower level of spending on selling, general and administrative expenses was a result of the Company decreasing its marketing, sales, technical support and administrative expenses in North America and Europe beginning in November, 1999 and continuing in 2000. Since November 1999, the Company has both terminated, and through attrition, eliminated, nineteen positions across various functional areas of the Company. The Company has also reduced other costs in the areas of facilities, communications, professional services and other support costs. During the second quarter of fiscal year 2001 the Company maintained these lower expense levels to minimize net losses and conserve cash but the Company believes it has maintained key personnel in all functional areas necessary to successfully execute its business strategy for fiscal year 2001.

Other Expense. Other expense was $51,780 in the second quarter of fiscal year 2001, compared to $16,159 in the second quarter of fiscal year 2000. The higher interest expense during the second quarter of fiscal year 2001 was partially due to higher carrying charges on inventory procured on behalf of the Company by a third party manufacturer. In addition, the Company received interest income on investments held during the second quarter of fiscal year 2000. The Company received no interest income in the second quarter of fiscal year 2001 because it had no such investments during that period.

As a result of the foregoing, net loss for the second quarter of fiscal year 2001 was $(181,358), or $(.02) per common share compared to a net loss of $(681,773) or $(.09) per common share in the second quarter of fiscal year 2000.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999

Net Sales. Net sales for the six-month period ended December 31, 2000 were $1,995,678, down 27% from $2,748,754 for the six-month period ended December 31, 1999. The decrease in sales during the six-month period ended December 31, 2000 was a result of lower unit volume associated with the Company's distribution through its OEM relationships.

OEM sales for the six-month period ended December 31, 2000 were approximately $350,000, or 17% of net sales compared to approximately $1,000,000, or 36% of net sales in the six-month period ended December 31, 1999. Net sales for the six-month period ended December 31, 1999 included approximately $655,000 from Philips Electronics N.V. (Philips). This amount included a termination settlement of approximately $290,000 related to Phillips' decision to exit the settop videoconferencing market and terminate its OEM agreement with the Company in September 1999. The Company had no sales to Phillips for the six-month period ended December 31, 2000.

During the six-month period ended December 31, 2000, the Company experienced an increased mix of direct sales to end users. Direct sales were 26% of total net sales during the six-month period ended December 31, 2000 compared to 6% of net sales for the six-month period ended December 31, 1999.

Gross Profit. Gross profit was $1,001,747 for the six-month period ended December 31, 2000, compared to a gross profit of $1,359,469 during the six-month period ended December 31, 1999. The decreased gross profit was a result of lower unit sales volume. In addition, gross profit for the six-month period ended December 31, 1999 included $290,000 from Philips as part of the agreement to discontinue its OEM/private label relationship with the Company as discussed above. Cost of goods sold as a percentage of sales were 50% during the six-month period ended December 31, 2000, compared to 56% of sales (excluding the $290,000 from Philips) for the six-month period ended December 31, 1999. The higher cost of goods sold as a percentage of sales during the six-month period ended December 31, 1999 was due primarily to higher costs associated with the write off of certain inventory and conversion of certain inventory to alternate models.

Sales prices to resellers and distributors were lower for the six-month period ended December 31, 2000 compared to the six-month period ended December 31, 1999 due to high competition. The impact of lower prices to resellers and distributors on overall gross margin during the six-month period ended December 31, 2000 was mitigated by the higher mix of direct sales to end users and the associated higher selling prices.

Research and Development Expenses. Research and development expenses were $290,896, or 15% of sales for the six-month period ended December 31, 2000, compared to research and development expenses of $485,356, or 18% of sales for the six-month period ended December 31, 1999. Actual expenses decreased approximately $195,000 during the six-month period ended December 31, 2000 as a result of lower head count during the period.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $1,065,292 for the six-month period ended December 31, 2000 or 53% of sales, compared to $2,209,231 or 80% of sales for the six-month period ended December 31, 1999. The lower level of spending on selling, general and administrative expenses was a result of the Company decreasing its marketing, sales, technical support and administrative expenses in North America and Europe beginning in November, 1999 and continuing in 2000. Since November 1999, the Company has either terminated, or through attrition, eliminated, nineteen positions across various functional areas of the Company. The Company has also reduced other costs in the areas of facilities, communications, professional services and other support costs. During the six-month period ended December 31, 2000 the Company maintained these lower expense levels to minimize net losses and conserve cash but the Company believes it has maintained key personnel in all functional areas necessary to successfully execute its business strategy for fiscal year 2001.

In addition, the six-month period ended December 31, 1999 included severance expenses of approximately $200,000 associated with the resignation of the Company's former Chief Executive Officer and President in September 1999. There were no such expenses in the six-month period ended December 31, 2000.

As a result of the foregoing, the net loss for the six-month period ended December 31, 2000 was $(470,965), or $(0.05) per common share, compared to a net loss of $(1,438,020), or $(.20) per common share in the six-month period ended December 31, 1999.

OUTLOOK

The video conferencing industry remains very competitive and continues to rapidly change. The Company is pursuing a strategy of increasing sales by targeting specific markets best suited to its product capabilities and increasing distribution through carefully selected third party resellers and distributors as well as increasing its efforts to sell direct to end users where practical. In addition, the Company is pursuing opportunities for increased distribution through strategic partner arrangements. It expects to continue efforts to minimize operating expenses and pursue cost reduction measures to minimize losses. The Company is focusing its engineering resources on areas that have the potential for enhancing value and differentiating its products from the competition. The Company believes its strategy will allow it to increase revenues and improve income from operations in the year ahead although no assurances can be made that such increases in revenues will materialize.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in operating activities was ($43,741) for the six-month period ended December 31, 2000, which was primarily due to the net loss of $(470,965) and a reduction in accounts payable, offset by a reduction in accounts receivable and inventory during the period.

Inventory decreased during the six-month period ended December 31, 2000 primarily as a result of reductions in inventory levels of peripherals and raw material components. For best possible pricing, the Company purchases many of these components intermittently in quantities that satisfy requirements over more than one month. As a result, inventory levels of peripherals and components can fluctuate from period to period.

Accounts receivable decreased during the six-month period ended December 31, 2000 due to lower levels of accounts receivable due from slower paying foreign customers on December 31, 2000. At June 30, 2000, the Company had accounts receivable due from two of these foreign customers totaling $194,000 that were paid subsequent to June 30, 2000.

Accounts payable decreased during the six-month period ended December 31, 2000 due to lower levels of peripheral inventory purchased during the last two months of the period, compared to the last two months of the six-month period ended December 31, 1999. The lower level of purchases was due to the variable timing of such purchases as discussed above.

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of software and property and equipment of $52,672 during the six-month period ended December 31, 2000, were primarily the result of the Company procuring and developing certain new software features to expand the capabilities of the MediaPro384. These costs have been capitalized in accordance with the Company's policy of capitalizing such costs, if material, subsequent to the establishment of technological feasibility.

During the six-month period ended December 31, 2000, the Company also capitalized legal costs of $83,277 which were incurred as a result of activities related to preserving and protecting its intellectual property rights.

CASH FLOW FROM FINANCING ACTIVITIES

During the six-month period ending December 31, 2000, cash requirements of the Company have been funded primarily by a loan from a Director of the Company and borrowings on the Company's revolving credit facility.

In August, 2000 the Company received loan proceeds of $225,000 from a director of the Company. (See NOTE 3 - RELATED PARTY TRANSACTIONS).

The Company also renewed and extended the term of its credit facility in August 2000. Under the terms of the agreement, a maximum of $2,500,000 may be drawn based on a borrowing base comprised of a percentage of eligible accounts receivable, inventory and marketable securities. At December 31, 2000 the Company had cash equivalents of approximately $7,000, and an outstanding line of credit balance of $522,000 on the $2,500,000 credit facility, leaving approximately $1,978,000 unused and approximately $177,000 available.

LIQUIDITY

Although the Company has made reductions in operating expenses and has taken measures to minimize accounts receivable and inventory, sales have not increased sufficiently to achieve a positive cash flow from operations. Management plans to continue its efforts to increase sales through relationships with stronger third party distribution partners, direct sales to end users and strategic relationships. However, there can be no assurance that sales increases will materialize.

Currently, the Company requires additional cash for operations in the short term. Management is in the process of actively seeking additional financing and expects to conserve cash by further reducing administrative, product development and sales and marketing expenses. No formal arrangements have been completed for additional financing, and no assurance can be made that any such financing will be available on favorable terms or at all.

PART II
                                OTHER INFORMATION



Item 1.             LEGAL PROCEEDINGS

                    In the Company's Form 10-KSB for the fiscal year ended June 30, 2000 and its Form 10-QSB for the quarter ended September 30, 2000 the Company disclosed a legal proceeding between the Company and one of its customers. On November 29, 2000 the matter was dismissed by the court as a result of the Company agreeing to a mutual release of claims in the matter.

Item 2.             CHANGES IN SECURITIES

                    None

Item 3.             DEFAULTS UPON SENIOR SECURITIES

                    None

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None

Item 5.             OTHER INFORMATION

                    None

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    (a)      Exhibit 10.33, 10.34 - Material Contracts
                             Exhibit 21.2 - Subsidiary of Registrant

                    (b)      Reports on Form 8-K

                             None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RSI Systems, Inc.




Dated: February 12, 2001               /s/      Eugene W. Courtney
                                       ------------------------------------
                                                Eugene W. Courtney
                                       Its President & Chief Executive Officer


                                       By: /s/  James D. Hanzlik
                                           --------------------------------
                                                James D. Hanzlik
                                       Its Chief Financial Officer

                        RSI SYSTEMS, INC. AND SUBSIDIARY
                                EXHIBIT INDEX TO
               FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2000




Item No.             Title of Document                    Method of Filing
--------             -----------------                    ----------------

10.33        Note Payable to Richard F. Craven     Filed herewith electronically

10.34        Note Payable to Richard F. Craven     Filed herewith electronically

21.2         Subsidiary of Registrant              Filed herewith electronically