Form 10QSB
period 2001-03-31
RSI SYSTEMS INC/MN
filed 2001-05-15
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

_XXX_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.
_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

The Company had 11,311,838 shares of Common Stock, $ 0.01 par value per share, outstanding as of May 14, 2001.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

                        RSI Systems, Inc. and Subsidiary

                                      INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Balance Sheets - March 31, 2001 (unaudited)
                and June 30, 2000 .............................................3

                Statements of Operations (unaudited) - Three
                Months and nine months ended March 31, 2001 and 2000...........4

                Statements of Cash Flows (unaudited) - Nine
                Months ended March 31, 2001 and 2000...........................5

                Notes to Financial Statements .................................6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                And Results of Operations ....................................11

PART II  OTHER INFORMATION....................................................17

Signatures....................................................................19

Exhibit Index.................................................................20

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                        March 31, 2001 and June 30, 2000

                                                                     March 31,
                                                                        2001           June 30,
                                       Assets                       (Unaudited)          2000
-------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                      $    467,299           83,930
    Accounts receivable, net of allowance for doubtful
      accounts of $168,500 and $241,000, respectively                   424,028          799,832
    Inventories                                                         578,006          806,956
    Prepaid expenses                                                     56,015           65,010
-------------------------------------------------------------------------------------------------
            Total current assets                                      1,525,348        1,755,728
-------------------------------------------------------------------------------------------------

Property and equipment:
    Software                                                            400,710          310,049
    Furniture and equipment                                           1,290,726        1,272,714
    Leasehold improvements                                                4,444               --
      Less accumulated depreciation and amortization                 (1,356,283)      (1,120,702)
-------------------------------------------------------------------------------------------------
            Net property and equipment                                  339,597          462,061
-------------------------------------------------------------------------------------------------

Patents, net                                                             77,452               --
-------------------------------------------------------------------------------------------------

                                     Total assets                  $  1,942,397        2,217,789
=================================================================================================

                        Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------

Current liabilities:
    Revolving credit facility                                           571,079          573,801
    Current portion of capital lease obligations                         88,026          137,978
    Accounts payable                                                    774,494          792,786
    Accrued expenses                                                    225,847          265,149
    Deferred revenue                                                     70,632           75,759
-------------------------------------------------------------------------------------------------
            Total current liabilities                                 1,730,078        1,845,473
-------------------------------------------------------------------------------------------------

Long-term liabilities:
    Capital lease obligations, net of current portion                    21,824           72,053
-------------------------------------------------------------------------------------------------
            Total long-term liabilities                                  21,824           72,053
-------------------------------------------------------------------------------------------------

Stockholders' equity:
      Common stock ($.01 par value per share, 15,000,000 shares
            authorized, 10,882,266 issued and outstanding)              108,823           87,249
      Additional paid-in capital                                     19,303,205       18,615,457
      Accumulated deficit                                           (19,221,533)     (18,402,443)
-------------------------------------------------------------------------------------------------
            Total stockholders' equity                                  190,495          300,263
-------------------------------------------------------------------------------------------------

                     Total liabilities and stockholders' equity    $  1,942,397        2,217,789
=================================================================================================

See accompanying notes to financial statements.

                            RSI SYSTEMS, INC. AND SUBSIDIARY

                          Consolidated Statements of Operations

               Three Months and Nine Months Ended March 31, 2001 and 2000

                                                           Three Months      Three Months
                                                              Ended             Ended
                                                            March 31,         March 31,
                                                              2001              2000
                                                           (Unaudited)       (Unaudited)
----------------------------------------------------------------------------------------
Net sales                                                 $    713,074          741,234
Cost of goods sold                                             366,498          374,812
Inventory writedown to lower of cost or market                      --          320,000
----------------------------------------------------------------------------------------
         Gross profit                                          346,576           46,422

Research and development                                       129,680          164,862
Selling, general, and administrative                           518,211          518,953
----------------------------------------------------------------------------------------
         Operating loss                                       (301,315)        (637,393)

Other expense:
   Interest expense, net                                       (46,811)         (52,838)
----------------------------------------------------------------------------------------
         Other expense, net                                    (46,811)         (52,838)
----------------------------------------------------------------------------------------

         Net loss                                         $   (348,126)        (690,231)
========================================================================================

         Net loss per common share - basic                $      (0.04)           (0.09)
         Net loss per common share - diluted              $      (0.04)           (0.09)
========================================================================================

         Weighted average shares outstanding - basic         9,605,294        7,747,171
         Weighted average shares outstanding - diluted       9,605,294        7,747,171
========================================================================================

                                                           Nine Months       Nine Months
                                                              Ended             Ended
                                                            March 31,         March 31,
                                                              2001              2000
                                                           (Unaudited)       (Unaudited)
----------------------------------------------------------------------------------------
Net sales                                                 $  2,708,751        3,489,988
Cost of goods sold                                           1,360,429        1,764,097
Inventory writedown to lower of cost or market                      --          320,000
----------------------------------------------------------------------------------------
         Gross profit                                        1,348,322        1,405,891

Research and development                                       420,575          650,218
Selling, general, and administrative                         1,583,503        2,728,185
----------------------------------------------------------------------------------------
         Operating loss                                       (655,756)      (1,972,512)

Other expense:
   Interest expense, net                                      (163,334)        (155,739)
----------------------------------------------------------------------------------------
         Other expense, net                                   (163,334)        (155,739)
----------------------------------------------------------------------------------------

         Net loss                                         $   (819,090)    $ (2,128,251)
========================================================================================

         Net loss per common share - basic                $      (0.09)           (0.29)
         Net loss per common share - diluted              $      (0.09)           (0.29)
========================================================================================

         Weighted average shares outstanding - basic         9,014,069        7,333,728
         Weighted average shares outstanding - diluted       9,014,069        7,333,728
========================================================================================

See accompanying notes to financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                    Nine Months Ended March 31, 2001 and 2000

                                                                          Nine Months       Nine Months
                                                                             Ended             Ended
                                                                           March 31,         March 31,
                                                                              2001             2000
                                                                          (Unaudited)       (Unaudited)
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                             $   (819,090)      (2,128,251)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                         239,099          222,267
        Inventory writedown to lower of cost or market                             --          320,000
        Compensation expense  - stock and warrant grants                       45,920               --
        Changes in operating assets and liabilities:
          Accounts receivable, net                                            375,804        1,146,651
          Inventories                                                         228,950         (147,236)
          Prepaid expenses                                                      8,995           22,673
          Accounts payable                                                    (18,292)        (373,868)
          Accrued expenses                                                    (28,269)         (43,735)
          Deferred revenue                                                     (5,127)          (3,064)
-------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities                27,990         (984,563)
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                                    --          911,764
    Purchases of software, property and equipment                            (113,118)        (276,003)
    Payments for patent costs                                                 (80,969)              --
-------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activities              (194,087)         635,761
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                427,369          618,299
    Net repayments on revolving credit facility                                (2,722)        (859,560)
    Proceeds from note payable-stockholder                                    425,000          300,000
    Repayment of note payable- stockholder                                   (200,000)              --
    Payments of capital lease obligations                                    (100,181)         (84,735)
-------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities               549,466          (25,996)
-------------------------------------------------------------------------------------------------------

            Net change in cash and cash equivalents                           383,369         (374,798)


Cash and cash equivalents at beginning of period                         $     83,930          418,863
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                    467,299           44,065
=======================================================================================================

Supplemental disclosure of cash flow information:

    Cash paid during period for interest                                 $    147,909     $    221,984
    Cash paid during period for income taxes                             $         --     $         --

Supplemental schedule of non-cash investing and financing activities:

    Note payable and accrued interest converted to common stock          $    236,034     $         --

See accompanying notes to financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)


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

2. REVOLVING CREDIT FACILITY:

In August 2000, the Company modified its commercial loan agreement with a bank for a $2,500,000 committed line of credit facility that matures on June 26, 2001. This agreement amended and restated the previous commercial loan agreement dated September 3, 1999. The new facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable, inventories and marketable securities. The new facility also contains certain covenants and conditions, including minimum net worth plus subordinated debt levels. Interest on outstanding borrowings accrues at the prime rate plus 4% (12.0% at March 31, 2001). Outstanding borrowings were $571,079 and $573,801 at March 31, 2001 and June 30, 2000, respectively.

3. STOCKHOLDER'S EQUITY:

(a)      COMMON STOCK

         On January 31, 2001, the Company issued 75,000 shares of common stock to an employee for services provided. The shares have not been registered with the Securities and Exchange Commission.

         On February 23, 2001, the Company received $424,369 net of offering costs as a result of a private placement of 1,400,000 shares of its common stock to Digital Investors, LLC (Digital) ($.35 per share). The shares were sold in connection with a Stock Purchase Agreement between the Company and Digital. The shares have not been registered with the Securities and Exchange Commission.

         On March 31, 2001, the Company received net proceeds of $3,000 and issued 8000 shares of common stock upon the exercise of employee stock options ($.375 per share). The shares have been registered with the Securities and Exchange Commission.

(b)      STOCK WARRANTS

         On February 23, 2001, the Company granted warrants to Active Management, LLC (AM), a management and consulting firm, for the purchase of 500,000 shares of common stock at an exercise price of $.45 per share. The warrants vest at a rate of 50,000 on February 23, 2001 and 37,500 per quarter thereafter (or earlier, based on the achievement of certain earnings targets) and are exercisable for a period of five years from the date of issuance.

         On February 23, 2001, the Company granted warrants to RSI Marketing, LLC (RSIM), a sales and marketing firm affiliated with AM, for the purchase of 1,000,000 shares of common stock at an exercise price of $.45 per share. The warrants vest based on the achievement of certain sales targets by RSIM through December, 2002. The warrants are exercisable for a period of five years from the date of issuance.

4. COMMITMENTS AND CONTINGENCIES:

         MANUFACTURING AGREEMENT

         On August 28, 1996, the Company entered into a manufacturing agreement with a third party custom manufacturer (Manufacturer). Pursuant to this agreement, the Manufacturer agrees to produce the Company's videoconferencing products, and warrants that all products will be free from defects in material and workmanship for twelve months from the date the Company ships to the customer, or fifteen months from the date the Manufacturer ships to the Company, whichever comes first.

         The agreement may be terminated by either party upon failure of the other party to comply with any material term of the agreement after a 30-day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement. The Company may also terminate the agreement upon 30 days written notice. In such case, the Company would be obligated to pay for material and work in progress for products ordered by the Company. As of March 31, 2001, the Company's commitment for material and work in progress for products ordered was approximately $600,000.

5. RELATED PARTY TRANSACTIONS:

         NOTES PAYABLE TO RELATED PARTY

         In August 2000, the Company received $225,000 from Richard F. Craven, Chairman of the Company, in exchange for a convertible demand note payable. On February 26, 2001, the principal amount of the note, together with accrued interest at 10% per annum, ($236,034) was converted into 674,383 shares of common stock of the Company at a price of $.35 per share, in connection with a Stock Purchase Agreement between the Company and Digital and the terms of the Note Payable.

         On January 31, 2001, the Company received $200,000 in cash from Richard
         F. Craven, Chairman of the Company, in exchange for a convertible demand note payable. On or after February 5, 2001, the maturity date of the note, the principal amount of the note together with the accrued interest at 10% per annum was convertible into common stock at a price of $.45 per share, which was the market price of the Company's common stock on the date the note was signed. The note, together with accrued interest was repaid by the Company on February 26, 2001.

6.       SUBSEQUENT EVENTS:

(a)      ASSET PURCHASE

         On April 16, 2001, the Company purchased certain product rights, marketing and distribution rights and related intellectual property from an unrelated company (the

         Seller). As part of the agreement, the Seller is restricted from selling the product to current and previous customers, but may continue to distribute the product to certain new customers in the future. As consideration, the Company paid $275,000 cash and granted warrants to purchase 750,000 shares of RSI common stock at a price of $.70 per share, exercisable immediately. The Company also granted warrants to the Seller to purchase up to an additional 250,000 shares of RSI common stock at $.70 per share depending upon the level of the Company's sales of the product back to the Seller, in connection with the Seller's distribution of the product to new customers. The warrants are exercisable through April 12, 2006.

(b)      SALE OF COMMON STOCK

         On April 30, 2001, the Company received $150,000 net of offering costs as a result of a private placement of 428,572 shares of its common stock ($.35 per share). The shares were sold to Digital Investors LLC (Digital) in connection with the Stock Purchase Agreement between the Company and Digital. The 428,572 shares are considered an early partial closing of the additional 3,100,000 shares that Digital had agreed to purchase subsequent to February 23, 2001 in accordance with the terms of the Stock Purchase Agreement, therefore reducing the remaining number of shares to be purchased by Digital under the terms of the agreement to 2,671,428. The shares purchased on April 30, 2001 have not been registered with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RSI Systems, Inc., (the "Company" or "RSI"), designs, manufactures and sells high performance, business quality videoconferencing systems through a worldwide network of resellers and distributors, strategic and other private label partners, and directly to end users. The Company was incorporated under the laws of Minnesota on December 21, 1993.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net Sales. Net sales for the third quarter of fiscal year 2001 were $713,074 compared to $741,234 in the third quarter of fiscal year 2000. Unit volume increased approximately 37% in the third quarter of fiscal year 2001 compared to the third quarter of fiscal year 2000, but competitive pressures resulted in lower average selling prices during the current quarter which offset the impact of higher unit volume. International sales, primarily in Europe, accounted for approximately 69% of overall net sales in the third quarter of fiscal year 2001.

During the third quarter of fiscal year 2001, the Company reduced its reserve for sales returns and allowances by approximately $43,000 which increased net sales by this amount. The reserve had been accrued during the first two quarters of fiscal year 2001 consistent with historical sales returns and allowance experience and outstanding accounts receivable. The resolution of certain pricing issues with customers and the reduction of accounts receivable during the third quarter of fiscal year 2001 resulted in the reduction of such reserve as of March 31, 2001.

To improve domestic sales, the Company entered into a sales and marketing agreement with RSI Marketing, LLC, (RSIM) in February, 2001. The agreement gives RSIM exclusive rights to market and sell the Company's products in North America on a straight commission basis through both third party distribution and direct sales. The agreement also provides certain performance warrants for RSIM that vest upon the achievement of certain pre-defined sales targets. Sales in the fourth quarter of fiscal year 2001 are not expected to be significantly affected by the new relationship, as most of the work performed by RSIM through June 30, 2001 will be associated with initial marketing efforts.

In April 2001, the Company acquired the product rights to the Automated Line Routing Switch (ALRS) from a separate company. The Company expects to apply for certification of the ALRS in foreign countries including several in the EU, and the Pacific Rim, and plans to distribute this product both internationally and domestically through third party resellers. Prior to its acquisition by the Company, the ALRS had only been marketed in United States.

In May, 2001 the Company announced plans to sell Sony Electronics' PCS-1600(TM) set-top videoconferencing systems and e-Conference(TM) solutions. In addition, the Company became an agent for the sale of Genesys Corporation group of companies' point to point and multipoint services.

The Company expects sales to increase in fiscal year 2002 as a result of its new relationship with RSIM, and the recent the addition of the ALRS and products/services from Sony Electronics and Genesys.

Gross Profit. Gross profit was $346,576 in the third quarter of fiscal year 2001 compared to a gross profit of $46,422 during the third quarter of fiscal year 2000 on relatively comparable sales levels.

The primary reason for the lower level of gross profit in the third quarter of fiscal year 2000 was a write -down of certain inventory during that prior-year quarter by $320,000 to estimated market value, as a result of its transition to new generation products. Excluding the effects of this inventory write down, other quarter-end adjustments to inventory which were not related to costs of goods sold during the third quarter of fiscal year 2001, and the adjustment to the reserve for sales returns and allowances as discussed above, cost of goods sold as a percentage of net sales were 61% in the third quarter of fiscal year 2001 compared to 51% for the third quarter of fiscal year 2000.

This increase in cost of goods sold as a percentage of net sales (after excluding the adjustments described above) for the third quarter of fiscal year 2001 was primarily a result of lower average selling prices during the third quarter of fiscal year 2001 due to competitive pressures. The Company expects these competitive pressures and their negative impact on average selling prices to continue over the coming year, which will continue to reduce gross margin percentages during fiscal year 2002 from levels achieved during fiscal year 2001.

Research and Development Expenses. Research and development expenses were $129,680 for the third quarter of fiscal year 2001, or 18% of sales, compared to research and development expenses of $164,862, or 22% of sales for the third quarter of fiscal year 2000. Actual spending was lower during the third quarter of fiscal year 2001 due to a lower level of hardware and software development activity during the period and lower headcount as a result of attrition. The Company has implemented a strategy of outsourcing certain required technology from independent third parties in order to minimize ongoing overhead costs. The Company believes it has maintained key development personnel in all critical areas.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $518,211 in the third quarter of fiscal year 2001, or 73% of sales, compared to $518,953 or 70% of sales for the third quarter of fiscal year 2000. During the third quarter of fiscal year 2001, the Company signed a management agreement with Active Management LLC (AM). In connection with this agreement, the Company granted warrants to purchase 500,000 shares of common stock to AM of which warrants to purchase 50,000 shares vested immediately. As part of the agreement, the Company hired a new Chief Executive Officer. The Company granted its previous Chief Executive Officer 75,000 shares of common stock for consulting services provided during the management change. Selling, general and administrative expenses for the third quarter of fiscal year 2001 included approximately $46,000 associated with the vesting of warrants to purchase 50,000 shares of common stock granted to AM and the grant of 75,000 shares of common stock to the Company's former Chief Executive Officer.

Other Expense. Interest expense, net was $46,811 for the third quarter of fiscal year 2001, compared to $52,838 for the third quarter of fiscal year 2000. During the third quarter of fiscal year 2001, interest expense included approximately $16,000 on outstanding borrowings on the Company's line of credit, compared to approximately $31,000 for the third quarter of fiscal year 2000. The lower level of bank interest during the third quarter of fiscal year 2001 was related to lower overall outstanding borrowings on the Company's line of credit during the third quarter of fiscal year 2001 compared to the third quarter of fiscal year 2000. Other than bank interest on the Company's line of credit, the remaining interest expense related primarily to interest charged to the Company by its third party manufacturer for inventory procured on behalf of the Company and interest on outstanding balances of capital lease obligations.

As a result of the foregoing, the net loss for the third quarter of fiscal year 2001 was $(348,126) or $(.04) per common share compared to a net loss of $(690,231), or $(.09) per common share in the third quarter of fiscal year 2000.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

Net Sales. Net sales for the nine-month period ended March 31, 2001 were $2,708,751, down 22% from $3,489,988 for the nine-month period ended March 31, 2000. The decrease in sales during the nine-month period ended March 31, 2001 was a result of a termination of an OEM relationship between the Company and Philips Electronics, NV of the Netherlands in the September, 1999. The termination was a result of Philips'overall decision to discontinue its involvement in the settop/workgroup systems videoconferencing market. Total sales to Philips were $655,000 during the previous nine-month period ended March 31, 2000, yet the Company had no sales to Philips during the nine-month period ended March 31, 2001. Net sales for the nine-month period ended March 31, 2000 included a $290,540 lump sum settlement payment from Philips as part of the termination.

Gross Profit. Gross profit was $1,348,322 for the nine-month period ended March 31, 2001, compared to a gross profit of $1,405,891 during the nine-month period ended March 31, 2000. Cost of goods sold as a percentage of net sales were 50% for the nine-month period ended March 31, 2001 compared to 55% during the nine-month period ended March 31, 2000 (excluding an inventory write-down to estimated market value of $320,000 and the $290,540 settlement from Philips). The decrease in cost of sales as a percentage of net sales during the nine-month period ended March 31, 2001 was primarily due to a higher mix of direct sales to end users and associated higher average selling prices compared to the nine-month period ended March 31, 2000. This higher mix of direct sales to end users occurred during the first two quarters of fiscal year 2001, and more than offset the effects of lower average selling prices during the third quarter of fiscal year 2001.

Research and Development Expenses. Research and development expenses were $420,575, or 16% of sales for the nine-month period ended March 31, 2001, compared to research and development expenses of $650,218 or 19% of sales for the nine-month period ended March 31, 2000. Actual spending was lower during the nine-month period ended March 31, 2001 due to a lower level of hardware and software development activity during the period and lower headcount as a result of attrition. The Company has implemented a strategy of outsourcing certain required technology from independent third parties in order to minimize ongoing overhead costs. The Company believes it has maintained key development personnel in all critical areas.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $1,583,503 for the nine-month period ended March 31, 2001 or 58% of sales, compared to $2,728,185 or 78% of sales for the nine-month period ended March 31, 2000. The lower level of actual expenditures during the nine-month period ended March 31, 2001 was a result of decreased sales, marketing, technical support and administrative expenses associated with lower sales volume.

Other Expense. Interest expense, net was $163,334 for the nine-month period ended March 31, 2001, compared to $155,739 for the nine-month period ended March 31, 2000. During the nine-month period ended March 31, 2001, interest expense included approximately $61,000 on outstanding borrowings on the Company's line of credit compared to approximately $128,000 for the nine-month period ended March 31, 2000. The lower level of bank interest during the nine-month period ended March 31, 2001 was related to lower overall outstanding borrowings on the Company's line of credit compared to the nine-month period ended March 31, 2000. Other than bank interest on its line of credit, the remaining amount of interest expense relates primarily to interest charged to the Company by its third party manufacturer for inventory procured on behalf of the Company and interest on outstanding balances of capital lease obligations.

As a result of the foregoing, the net loss for the nine-month period ended March 31, 2001 was $(819,090) or $(.09) per common share, compared to a net loss of $(2,128,251), or $(.29) per common share in the nine-month period ended March 31, 2000.

OUTLOOK

The Company is continuing its strategy of increasing distribution by developing relationships with a few carefully selected strategic partners, third party resellers and distributors. The Company's new relationship with RSI Marketing LLC in the third quarter of fiscal year 2001 was a major milestone as part of that strategy. This relationship will begin RSI's direct sales strategy in North America and expand its worldwide marketing capability. The Company also expects to continue expanding its product offerings to increase revenue streams, strengthen its competitive advantage and enhance value. The addition of the ALRS product line as well as products from Sony Electronics and Genesys in the third quarter of fiscal year 2001 was a significant step toward that strategy. Finally, the Company expects to continue searching for cost reduction opportunities to mitigate the effects of continued competitive pressure on pricing and related margins. The Company believes its strategy will allow it to increase revenues and improve income from operations in fiscal year 2002.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities was $27,990 for the nine-month period ended March 31, 2001, which was primarily due to the net loss of $(819,090), offset by non-cash items of depreciation, amortization and compensation totaling $285,019, a reduction in accounts receivable of $375,804 and a decrease in inventory of $228,950. Accounts receivable decreased during the nine-month period ended March 31, 2001 as a result of lower levels of accounts receivable due from slower paying foreign customers on March 31, 2001.

Inventory decreased during the nine-month period ended March 31, 2001 as a result of reductions in inventory levels of both videoconferencing codecs as well as peripheral components. The reduction in codec inventory was achieved through Company efforts to convert certain models already in inventory to alternate models in order to fulfill production requirements. In addition, for best possible pricing, the Company purchases many peripheral components intermittently in quantities that satisfy requirements over several months. The Company was able to avoid any significant new purchases of these peripheral components toward the end of the nine-month period ended March 31, 2001 as all sales requirements were met by inventory on hand, thereby reducing inventory levels of peripherals.

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of software and property and equipment of $113,118 during the nine-month period ended March 31, 2001, were primarily the result of the Company procuring and developing certain new software features to expand the capabilities of the MediaPro 384(R). These costs have been capitalized in accordance with the Company's policy of capitalizing such costs, if material, subsequent to the establishment of technological feasibility.

During the nine-month period ended March 31, 2001, the Company also capitalized legal costs of $80,969 which were incurred as a result of activities related to securing its patents.

CASH FLOW FROM FINANCING ACTIVITIES

During the nine-month period ended March 31, 2001, cash requirements of the Company have been funded primarily by loans from a Director of the Company, borrowings on the Company's revolving credit facility and the sale of additional common stock.

In August 2000, the Company received loan proceeds of $225,000 from a director of the Company. (See NOTE 5 - RELATED PARTY TRANSACTIONS). On February 26, 2001, the note and accrued interest were converted to 674,383 shares of common stock of the Company at a price of $.35 per share in connection with the terms of the Stock Purchase Agreement with Digital and the terms of the note payable.

On January 31, 2001, the Company received $200,000 in cash from Richard F. Craven, Chairman of the Company, in exchange for a convertible demand note payable. On or after February 5, 2001, the maturity date of the note, the principal amount of the note together with the accrued interest at 10% per annum was convertible into common stock at a price of $.45 per share, which was the market price of the Company's common stock on the date the note was signed. The note was repaid by the Company on February 26, 2001.

On February 23, 2001, the Company received $424,369 in cash, net of offering costs, as a result of a private placement of 1,400,000 shares of its common stock to Digital Investors, LLC (Digital) ($.35 per share). The shares were sold in connection with a Stock Purchase Agreement between the Company and Digital. (See NOTE 3 - STOCKHOLDERS' EQUITY).

The Company also has a $2,500,000 credit facility with a bank. Under the terms of the facility, a maximum of $2,500,000 may be drawn based on a borrowing base comprised of a percentage of eligible accounts receivable, inventory and marketable securities. At March 31, 2001, the Company had cash equivalents of $467,299, and an outstanding line of credit balance of $571,079 on the $2,500,000 credit facility, leaving approximately $1,929,000 unused and approximately $59,000 available. The facility matures on June 26, 2001, and the Company is actively seeking either a renewal of the current facility or alternative working capital bank financing.

LIQUIDITY

Management believes that the terms of the Stock Purchase Agreement with Digital will be met in a timely manner and expects to complete the sale of stock to Digital in the first quarter of fiscal year 2002. Management also believes that the total amount of cash expected from the sale of common stock to Digital, along with management of operating expenses and working capital, and funds available under its line of credit, will provide sufficient cash until the Company achieves positive cash flow from operations. Management believes that its overall strategy for increasing sales and income from operations will allow it to achieve such a positive cash flow. However, there can be no assurance that the sale of additional stock to Digital will be completed, or that the Company will be able to obtain renewed working capital bank financing subsequent to June 26, 2001 or that sales increases will materialize sufficiently to achieve a positive cash flow from operations prior to the need for additional capital.

In the event the sale of additional shares to Digital does not occur, or the Company does not obtain additional working capital bank financing, or sales do not materialize as planned, the Company would require, and management would seek additional financing. However, no formal arrangements have been made in this regard and no assurance can be made that any such financing would be available on reasonable terms, or at all.

                                     PART II
                                OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  On May 14, 2001, the Company initiated a suit in United States District Court, District of Minnesota, against Tandberg, asa of Oslo Norway. The suit alleges infringement of the Company's United States Patent Number 5,802,281 and 6,073,192.

Item 2.           CHANGES IN SECURITIES

                  On January 31, 2001, the Company issued 75,000 shares of common stock to an employee for services provided. The shares have not been registered with the Securities and Exchange Commission.

                  On February 23, 2001, the Company received $424,369 net of offering costs as a result of a private placement of 1,400,000 shares of its common stock to Digital Investors, LLC (Digital) ($.35 per share). The shares were sold in connection with a Stock Purchase Agreement between the Company and Digital. The shares have not been registered with the Securities and Exchange Commission.

                  In August 2000, the Company received $225,000 from Richard F. Craven, Chairman of the Company, in exchange for a convertible demand note payable. On February 26, 2001, the principal amount of the note, together with accrued interest at 10% per annum, ($236,034) was converted into 674,383 shares of common stock of the Company at a price of $.35 per share, in connection with a Stock Purchase Agreement between the Company and Digital and the terms of the Note Payable.

                  On February 23, 2001, the Company granted warrants to Active Management, LLC (AM), a management and consulting firm, for the purchase of 500,000 shares of common stock at an exercise price of $.45 per share. The warrants vest at a rate of 50,000 on February 23, 2001 and 37,500 per quarter thereafter (or earlier, based on the achievement of certain earnings targets) and are exercisable for a period of five years from the date of issuance.

                  On February 23, 2001, the Company granted warrants to RSI Marketing, LLC (RSIM), a sales and marketing firm affiliated with AM, for the purchase of 1,000,000 shares of common stock at an exercise price of $.45 per share. The warrants vest based on the achievement of certain sales targets by RSIM through December, 2002. The warrants are exercisable for a period of five years from the date of issuance.

                  On April 30, 2001, the Company received $150,000 net of offering costs as a result of a private placement of 428,572 shares of its common stock ($.35 per share). The shares were sold to Digital Investors LLC (Digital) in connection with the Stock Purchase Agreement between the Company and Digital. The shares have not been registered with the Securities and Exchange Commission.

                  On April 16, 2001, the Company granted warrants to purchase 750,000 shares of RSI common stock at a price of $.70 per share, exercisable immediately to King Research, LLC ("King", or "Seller") as partial consideration for the purchase of a certain product and related rights thereto. The Company also granted warrants to King to purchase up to an additional 250,000 shares of RSI common stock at $.70 per share, depending upon the level of the Company's sales of the product back to the Seller, in connection with the Seller's distribution of the product to new customers. The warrants are exercisable through April 12, 2006.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Shareholders was held on January 4, 2001 for the purpose of electing three directors to serve for one-year terms and voting on the proposals is described below. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                  Richard F. Craven - Shares voted "For" (7,791,019), "Withheld"
                   (38,662)
                  Byron G. Shaffer - Shares voted "For" (7,794,549), "Withheld"
                   (35,132)
                  S. Albert Hanser - Shares voted "For" (7,799,319), "Withheld"
                   (30,362)

                  The Proposal to ratify the appointment of Virchow, Krause & Company, LLP, (formerly Lund, Koehler, Cox and Arkema LLP) as independent accountants for the Company for the fiscal year ending June 30, 2001 was approved with the following vote:

                  Shares voted "For" (7,790,099)
                  Shares voted "Against" (24,382)
                  Shares "Abstaining" (15,200)
                  Shares not voting (0)

Item 5.           OTHER INFORMATION

                  Agreement and Plan of Merger. With written action on April 9, 2001, the Company's Board adopted the Plan of Merger attached as Exhibit 10.40 to this Form 10-QSB. The purpose of the merger is to reincorporate the Company as a Nevada corporation named Viseon, Inc. (Viseon) which was formed on April 5, 2001 as a 100% subsidiary of the Company for the sole purpose of the Company's reincorporation. The Plan of Merger is subject to shareholder approval at a Special Meeting of the Company's shareholders to be held on May 23, 2001. If approved, Viseon will be the surviving corporation and each of the Company's shareholders will receive one share of common stock of Viseon for each share of the Company's common stock they own. The Articles of Incorporation of Viseon will be substantially the same as those of the Company, except that the total number of authorized shares of common stock of Viseon will be 50,000,000. A majority of the outstanding shares of common stock of the Company entitled to vote at the Special Meeting is required for approval of the Agreement and Plan of Merger.

                  Management. On February 26, 2001, the Company appointed John
                  C. Harris as its new Chief Executive Officer to replace Eugene
                  W. Courtney. In addition, on April 9, 2001, the Company appointed John C. Harris as a new fourth director.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Reports on Form 8-K:

                           The Company filed a Form 8k on February 27, 2001, announcing the Stock Purchase Agreement with Digital Investors, LLC.

                           The Company filed a Form 8k on April 26, 2001, announcing the purchase of the Automated Line Routing Switch product.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RSI Systems, Inc.




Dated: May 15, 2001                      /s/       John C. Harris
                                         ------------------------
                                                   John C. Harris
                                         Its President & Chief Executive Officer


                                         By:  /s/  James D. Hanzlik
                                         ------------------------
                                                   James D. Hanzlik
                                         Its Chief Financial Officer

                                RSI SYSTEMS, INC.
                                EXHIBIT INDEX TO
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2001

Item No.                           Title of Document                              Method of Filing
--------                           -----------------                              ----------------
10.33           Stock Purchase Agreement with Digital Investors, LLC       Filed herewith electronically
                dated February 23, 2001
10.34           Shareholder Voting Agreement with Digital Investors,       Filed herewith electronically
                LLC, Richard F. Craven and Byron G. Shaffer dated
                February 23, 2001
10.35           Registration Rights Agreement with Digital Investors,      Filed herewith electronically
                LLC dated February 23, 2001
10.36           Marketing Agreement with RSI Marketing, LLC dated          Filed herewith electronically
                February 23, 2001
10.37           Registration Rights Agreement with RSI Marketing, LLC      Filed herewith electronically
                dated February 23, 2001
10.38           Management and Consulting Agreement with Active            Filed herewith electronically
                Management, LLC dated February 1, 2001
10.39           Registration Rights Agreement with Active Management,      Filed herewith electronically
                LLC dated February 23, 2001
10.40           Plan of Merger with Viseon, Inc. dated April 9, 2001       Filed herewith electronically
10.41           Asset Purchase Agreement with King Research, LLC dated     Filed herewith electronically
                April 12, 2001
10.42           Licensing and Manufacturing Agreement with Mike Prell      Filed herewith electronically
                and Mike Prell d/b/a Dallas Computer Recovery dated
                April 12, 2001
10.43           NonCompetition Confidentiality and Assignment Agreement    Filed herewith electronically
                with King Research, LLC and Jeff Clem dated April 12,
                2001
10.44           NonCompetition Confidentiality and Assignment Agreement    Filed herewith electronically
                with King Research, LLC dated April 12, 2001
10.45           NonCompetition Confidentiality and Assignment Agreement    Filed herewith electronically
                with Mike Prell and Mike Prell d/b/a Dallas Computer
                Recovery dated April 12, 2001
10.46           NonCompetition Confidentiality and Assignment Agreement    Filed herewith electronically
                with King Research, LLC and Andrew Sears dated April 12,
                2001