Form 10QSB/A
period 2001-03-31
VISEON INC
filed 2001-07-20
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

This amendment is being filed to revise the balance sheet classification and related footnote disclosure of 1,400,000 shares of common stock issued by the Company, in accordance with generally accepted accounting principles.

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
=================================================================================================

                        Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------

Current liabilities:
    Revolving credit facility                                           571,079          573,801
    Current portion of capital lease obligations                         88,026          137,978
    Accounts payable                                                    774,494          792,786
    Accrued expenses                                                    225,847          265,149
    Deferred revenue                                                     70,632           75,759
-------------------------------------------------------------------------------------------------
            Total current liabilities                                 1,730,078        1,845,473
-------------------------------------------------------------------------------------------------

Long-term liabilities:
    Capital lease obligations, net of current portion                    21,824           72,053
-------------------------------------------------------------------------------------------------
            Total long-term liabilities                                  21,824           72,053
-------------------------------------------------------------------------------------------------

Redeemable common stock:
    Redeemable common stock ($560,000 redemption value),
            $.01 par value, 1,400,000 shares issued and outstanding     424,369               --
-------------------------------------------------------------------------------------------------
            Total redeemable common stock                               424,369               --
-------------------------------------------------------------------------------------------------

Stockholders' equity:
    Common stock ($.01 par value per share, 15,000,000 shares
            authorized, 9,482,266 issued and outstanding)                94,823           87,249
    Additional paid-in capital                                       18,892,836       18,615,457
    Accumulated deficit                                             (19,221,533)     (18,402,443)
-------------------------------------------------------------------------------------------------
            Total stockholders' equity                                 (233,874)         300,263
-------------------------------------------------------------------------------------------------

                                                                   $  1,942,397        2,217,789
=================================================================================================

See accompanying notes to financial statements.

                            RSI SYSTEMS, INC. AND SUBSIDIARY

                          Consolidated Statements of Operations

               Three Months and Nine Months Ended March 31, 2001 and 2000

                                                                      Three Months      Three Months
                                                                         Ended             Ended
                                                                       March 31,         March 31,
                                                                         2001              2000
                                                                      (Unaudited)       (Unaudited)
---------------------------------------------------------------------------------------------------
Net sales                                                             $    713,074          741,234
Cost of goods sold                                                         366,498          374,812
Inventory writedown to lower of cost or market                                  --          320,000
---------------------------------------------------------------------------------------------------
         Gross profit                                                      346,576           46,422

Research and development                                                   129,680          164,862
Selling, general, and administrative                                       518,211          518,953
---------------------------------------------------------------------------------------------------
         Operating loss                                                   (301,315)        (637,393)

Other expense:
   Interest expense, net                                                   (46,811)         (52,838)
---------------------------------------------------------------------------------------------------
         Other expense, net                                                (46,811)         (52,838)
---------------------------------------------------------------------------------------------------

         Net loss                                                     $   (348,126)        (690,231)
===================================================================================================

         Net loss per common share - basic                            $      (0.04)           (0.09)
         Net loss per common share - diluted                          $      (0.04)           (0.09)
===================================================================================================

         Weighted average shares outstanding - basic (Note 1)            9,605,294        7,747,171
         Weighted average shares outstanding - diluted (Note 1)          9,605,294        7,747,171
===================================================================================================

                                                                      Nine Months       Nine Months
                                                                         Ended             Ended
                                                                       March 31,         March 31,
                                                                         2001              2000
                                                                      (Unaudited)       (Unaudited)
---------------------------------------------------------------------------------------------------
Net sales                                                             $  2,708,751        3,489,988
Cost of goods sold                                                       1,360,429        1,764,097
Inventory writedown to lower of cost or market                                  --          320,000
---------------------------------------------------------------------------------------------------
         Gross profit                                                    1,348,322        1,405,891

Research and development                                                   420,575          650,218
Selling, general, and administrative                                     1,583,503        2,728,185
---------------------------------------------------------------------------------------------------
         Operating loss                                                   (655,756)      (1,972,512)

Other expense:
   Interest expense, net                                                  (163,334)        (155,739)
---------------------------------------------------------------------------------------------------
         Other expense, net                                               (163,334)        (155,739)
---------------------------------------------------------------------------------------------------

         Net loss                                                     $   (819,090)    $ (2,128,251)
===================================================================================================

         Net loss per common share - basic                            $      (0.09)           (0.29)
         Net loss per common share - diluted                          $      (0.09)           (0.29)
===================================================================================================

         Weighted average shares outstanding - basic (Note 1)            9,014,069        7,333,728
         Weighted average shares outstanding - diluted (Note 1)          9,014,069        7,333,728
===================================================================================================

See accompanying notes to financial statements.

                        RSI SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                    Nine Months Ended March 31, 2001 and 2000

                                                                          Nine Months       Nine Months
                                                                             Ended             Ended
                                                                           March 31,         March 31,
                                                                              2001             2000
                                                                          (Unaudited)       (Unaudited)
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                             $   (819,090)      (2,128,251)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                         239,099          222,267
        Inventory writedown to lower of cost or market                             --          320,000
        Compensation expense - stock and warrant grants                        45,920               --
        Changes in operating assets and liabilities:
          Accounts receivable, net                                            375,804        1,146,651
          Inventories                                                         228,950         (147,236)
          Prepaid expenses                                                      8,995           22,673
          Accounts payable                                                    (18,292)        (373,868)
          Accrued expenses                                                    (28,269)         (43,735)
          Deferred revenue                                                     (5,127)          (3,064)
-------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities                27,990         (984,563)
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                                    --          911,764
    Purchases of software, property and equipment                            (113,118)        (276,003)
    Payments for patent costs                                                 (80,969)              --
-------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activities              (194,087)         635,761
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                  3,000          618,299
    Net proceeds from issuance of redeemable common stock                     424,369               --
    Net repayments on revolving credit facility                                (2,722)        (859,560)
    Proceeds from note payable-stockholder                                    425,000          300,000
    Repayment of note payable-stockholder                                    (200,000)              --
    Payments of capital lease obligations                                    (100,181)         (84,735)
-------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities               549,466          (25,996)
-------------------------------------------------------------------------------------------------------

            Net change in cash and cash equivalents                           383,369         (374,798)

Cash and cash equivalents at beginning of period                         $     83,930          418,863
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                    467,299           44,065
=======================================================================================================

Supplemental disclosure of cash flow information:

    Cash paid during period for interest                                 $    147,909     $    221,984
    Cash paid during period for income taxes                             $         --     $         --

Supplemental schedule of non-cash investing and financing activities:

    Note payable and accrued interest converted to common stock          $    236,034     $         --

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

For purposes of computing net loss per common shares, weighted average shares outstanding for the period ended March 31, 2001 include 1,400,000 shares of redeemable common stock issued on February 23, 2001.

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

3. REDEEMABLE COMMON STOCK:

On February 23, 2001, the Company received $424,369 net of offering costs as a result of a private placement of 1,400,000 shares of redeemable common stock to Digital Investors, LLC (Digital) ($.35 per share). The shares were sold in connection with a Stock Purchase Agreement between the Company and Digital. The redeemable common stock has voting rights identical to the Company's common stock and the shares have not been registered with the Securities and Exchange Commission.

Digital has the sole right to request redemption of the 1,400,000 shares for $560,000 ($.40 per share) in the event a Registration Statement for the shares has not been declared effective by the Securities and Exchange Commission (SEC) by June 30, 2001. However, such repurchase requirement is not required if the Company has used all reasonable efforts to effect such registration by June 30, 2001 and the failure of the Registration Statement to have been declared effective by such date is due to circumstances beyond the Company's control including, but not limited to, time required for review and approval by the SEC.

In such case, the repurchase requirement shall be required if a Registration Statement for the shares has not been declared effective by the SEC as of August 31, 2001. However, in such case, Digital shall have the option (but not the obligation) of purchasing additional shares for the Company in connection with the Stock Purchase Agreement dated February 23, 2001 on or before September 30, 2001.

4. STOCKHOLDER'S EQUITY:

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

5. COMMITMENTS AND CONTINGENCIES:

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

6. RELATED PARTY TRANSACTIONS:

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

7.       SUBSEQUENT EVENTS:

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

(c) On May 25, 2001, the Company completed its reincorporation merger into Viseon, Inc., a Nevada corporation, in accordance with the Plan of Merger attached as Exhibit 10.40 to the Company's original Form 10-QSB for the period ended March 31, 2001. The Company trades under the symbol VSNI.

(d) On June 25, 2001, the Company's bank extended the maturity date of its Line of Credit facility to July 26, 2001. The Company is actively seeking working capital financing from an alternative bank.

                                     PART II
                                OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

On June 27, 2001, the Company initiated a suit in United States District Court, District of Minnesota, against VTEL Corporation. The suit alleges infringement of the Company's United States Patent Number 5,802,281 and 6,073,192.

On May 24, 2001, the Company initiated a suit in United States District Court, District of Minnesota, against Picture Tel Corporation. The suit alleges infringement of the Company's United States Patent Number 5,802,281 and 6,073,192.


Item 5.           OTHER INFORMATION

On May 25, 2001, the Company completed its reincorporation merger into Viseon, Inc., a Nevada corporation, in accordance with the Plan of Merger attached as
Exhibit 10.40 to the Company's original Form 10-QSB for the period ended March 31, 2001. The Company trades under the symbol VSNI.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RSI Systems, Inc.




Dated: July 17, 2001                     /s/ John C. Harris
                                         ------------------------
                                             John C. Harris
                                         Its President & Chief Executive Officer


                                         By: /s/  James D. Hanzlik
                                         ------------------------
                                             James D. Hanzlik
                                         Its Chief Financial Officer