Form 10KSB
period 2001-06-30
VISEON INC
filed 2001-10-12
CIK 936130

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended June 30, 2001

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 0-27106

VISEON, INC. (Formerly RSI Systems, Inc.)

(Name of small business issuer in its charter)

NEVADA	41-1767211

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8700 N. Stemmons Freeway, Ste 310 DALLAS, TEXAS 75247

(Address of principal executive offices and zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:	(214-424-5700)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:	NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:	COMMON STOCK, $.01 PAR VALUE

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB for any amendment to this Form 10-KSB. ☐

The Company's revenues for its most recent fiscal year were $3,409,352.

On October 8, 2001, the Company had  11,668,981 shares of common stock, $.01 par value, outstanding, and the aggregate market value of the common stock as of that date (based on the average of the closing bid and asked prices as of that date as reported by the OTC Bulletin Board System), excluding outstanding shares beneficially owned by directors and officers, was approximately $7,157,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):  Yes ☐; No ☒

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

Item 1  DESCRIPTION OF BUSINESS

(a)         Business Development

             Viseon, Inc., a Nevada corporation, formerly RSI Systems, Inc. is a global visual communication sales, service and manufacturing organization.   Viseon, Inc., (the “Company” or “Viseon”), designs, manufactures and sells high performance, business quality videoconferencing systems, services and accessories throughout a worldwide direct and indirect sales network including resellers, distributors and OEM or private label partners.  In May 2001, the former RSI Systems, Inc. was merged into Viseon, Inc. in connection with a Plan of Merger between RSI Systems, Inc. and Viseon, Inc. approved by the shareholders of RSI Systems, Inc. on May 23, 2001.

             The Company’s fourth-generation video conferencing product family, the MediaPro 384™ (MediaPro, MediaPro 384) system, is available for sale worldwide.  This system provides near television quality video and audio via a miniaturized, self-contained free-standing device which is fully industry standards based and is sold in three different configurations: laptop,  dual platform and multipoint.  The products are protected by United States Patent Numbers 5,802,281 and 6,073,192.

             The Company acquired the assets of King Research, LLC which primarily consisted of the Automatic Line Routing Switch technology, in April 2001.

             The Company has recently entered into distribution agreements with the number one and number four U.S. market share leaders;  Polycom, Inc. (which is in the process of acquiring former industry leader Picturetel), and Sony Electronics, Inc. respectively, which together account for over 50% market share of videoconferencing sales in the United States.  Other agreements have been signed with Genesys Conferencing, Inc. a global leader in conferencing services which enable the company to earn additional revenue from ISDN network usage by its customers.

             The former RSI Systems, Inc. was incorporated under the laws of Minnesota on December 21, 1993.  Its founders developed a self-contained desktop videoconferencing device for connection to personal computers and Apple Macintosh systems.  On July 25, 1995, the Company conducted a public offering of its common stock, par value $0.01 per share (the “Common Stock”).  With the net proceeds from the public offering, including proceeds from the exercise of the underwriter’s overall allotment option (approximately $7,400,000), the Company funded further research and development related to the enhancement of the original product.  By June 1996, the target market for this product had not developed and the product had not achieved its price performance objectives.

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

             In the fall of 1998, the Company began development of a new videoconferencing engine.  The Company’s MediaPro 384 system, introduced in June 1999, is a cross-platform, multimedia videoconferencing engine, capable of operating either with or without a host computer or laptop, and displaying through a variety of output devices.

             In February of 2001, the Company entered into several agreements to better position itself for the changing videoconferencing marketplace.  These agreements consisted of a Stock Purchase Agreement between the Company and Digital Investors, LLC, a Management Agreement with Active Management, LLC and a Marketing Agreement between the Company and RSI Marketing, LLC.

             In April of 2001, The Company purchased the assets of King Research, LLC, which consisted primarily of the intellectual property and software necessary to manufacture, sell and distribute the Automatic Line Routing Switch (ALRS).  The ALRS allows one pair of network connections (either ISDN, PRI, BRI, T-1, IP or POTS) to serve up to 4 rooms per switch. If more than 4 rooms need to be pre-wired, a standard loop port on the ALRS allows for switches to be cascaded as needed.

             In May of 2001, the Company entered into a non-exclusive agreement to sell and distribute the Sony Electronics, Inc. videoconferencing product line to customers in the United States.

             In June of 2001, the Company entered into an agreement with Polycom, Inc. whereby it can sell and distribute the Polycom, Inc. videoconferencing product line globally through its North American sales channel and European subsidiary and Asian sales office.

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

             The videoconferencing equipment marketplace continued to evolve in fiscal year 2001, with a clear continued shift toward high quality, reasonably priced systems, which incorporate expanded capabilities and functionality.  This shift has continued to create expanding opportunities and challenges for the Company, in what is believed to be an overall hardware market of approximately $1.0 billion.  A recent report from Frost and Sullivan said the U.S.  videoconferencing hardware  revenues may climb to $5 billion by 2007.

             The market is generally recognized as having the following segmentation:

	(1)	Consumer Systems. These systems are generally very inexpensive, operate on standard telephone lines and provide minimal levels of quality picture and audio performance. List pricing for these systems currently ranges from $100 to $500.

	(2)	Desktop Systems. These systems consist of electronic components or devices being added to existing desktop personal computers. Available from a variety of different manufacturers, product performance varies widely. Pricing of these systems based upon system requirements, functionality, and upgradability also varies widely and ranges from less than $1,000 to $6,000.

	(3)	Set-top/Workgroup Videoconferencing Systems. Viseon was one of the first manufacturers to enter this marketplace. The Company’s new MediaPro product is also targeted toward this market segment which is estimated to be in the area of $300 million.[1]

The systems in this market segment generally attach to high quality brand name televisions or other displays to provide medium to exceptional video and audio performance at price points ranging from $3,000 to $25,000. Systems provided by manufacturers in this market segment are interoperable between each other, thus allowing for rapid expansion of use and cross-platform compatibility. This is similar to facsimile machine standardization in the late 1980s to allow for rapid expansion of the marketplace regardless of the product brand.

	(4)	Permanent Room Systems. With the improvement in quality of settop/workgroup systems, this market segment is not growing as rapidly as it once was, but many permanent rooms are undergoing refurbishment, creating opportunities for manufacturers of products that are easily integrated into permanent room systems. Permanent room systems are intended to provide a high level of consistent operation for both audio and video signals. Prices for full room systems are typically in the $50,000 and up category, excluding installation. The Company’s videoconferencing engines, because of their adaptability and quality, can be easily integrated into these room systems.

[1]	H.C. Wainright & Co., Inc.; Videoconferencing Industry, The Rise of the Small Group System, December 2, 1998.

             H.C. Wainwright believes that the settop/workgroup systems segment will grow at a rate of over 45% annually.2  The Company believes that the market will generally remain stratified over the next few years within the segments identified above.  New capabilities and features will be introduced that will encourage more demand in the marketplace.  One of the most popular features and capabilities that is beginning to be widely accepted is the ability to videoconference utilizing internet protocol (IP).  Many companies are evaluating this feature as a means to lower their total cost of ownership of videoconferencing.  Continued demand for unique and cost effective user applications will become the primary driver of product development and market expansion.

[2]	Ibid.

             Videoconferencing continues to see a boost in demand as the recent economic slump has forced many corporations to reduce travel expenses.  A survey by Runzheimer Reports on Travel Management earlier this year-found that approximately 36 percent of companies seeking to cut domestic travel costs used videoconferencing.   Subsequent to that report,  business travel in the United States has declined dramatically due to the tragic events of September 11, 2001 and the company has seen a surge in business opportunities and shipments.

(b)         Business of the Company

Products

MediaPro 384.

             In June 1999, the Company introduced its fourth-generation product, the MediaPro 384 product family, which is aimed primarily at the settop/workgroup market segment. The MediaPro 384 product family is a 384 Kbps ISDN product that builds upon the strengths of the Company’s previous generation products and added several additional enhancements.  The MediaPro 384 product family is available in three configurations and each configuration is available with a variety of different network interfaces such as ISDN BRI and V.35. All MediaPro 384 systems can accept additional software features and upgrades to allow the products to continue to meet the demands of a continuously changing market.  The Company may charge a fee for new, substantial, software features that it develops. The software updates are received by making a telephone call to the Company’s software server and downloading the software into the unit to be updated.

             Price points for the MediaPro 384 product line are targeted for the ISDN only videoconferencing marketplace.  The Company has initiated development on a new option for the MediaPro that will incorporate internet protocol (IP) as an optional communication method.

Automatic Line Routing Switch (ALRS).

             In April 2001, the Company acquired the Automatic Line Routing Switch (ALRS) product line from King Research , LLC.  This product family allows for videoconferencing rooms to be pre-wired with either one or two CAT5 cables and then automatically transfer the appropriate telephone, ISDN, POTS and Ethernet Network lines to the appropriate room based upon the location of the shared videoconferencing system.  The Company plans to sell this product line worldwide, both through it distributors and resellers, as well as direct to end users.

             Price points for the ALRS products are targeted to justify installing this equipment rather than install additional lines into each conference room and purchase videoconferencing systems for each.

             The ALRS is available in 3 different configurations:

ACE – This unit will allow 3 BRI U Interface Type Lines or T1-PRI Line to be shared between multiple conference rooms.

Eagle – This unit will allow up to 4 BRI U, Analog (POTS) and Ethernet lines or 3 BRI ST Interface Type lines to be shared between multiple rooms.

Eagle II – This unit will allow up to 4 BRI ST Interface Type Lines, Analog (POTS) and Ethernet lines to be shared between multiple rooms.

Service and Support

             The Company provides its customers with a single source for video products and services that assist them with systems procurement and integration, maintenance and operation of their video conferencing systems and requirements. It provides a comprehensive suite of video and network services including integration, on-site technical assistance, customized training, and maintenance. Viseon configures single or multi-vendor video and data conferencing platforms for our clients and integrate systems and components into a complete solution designed to suit each customer's particular communications requirements.

             Once the Company evaluates a customer's visual conferencing requirements, it delivers, installs and tests the communications equipment. When the system is functional, the Company can provide training to all levels of our customer's organization, including executives, managers, management information systems and data-processing administrators, technical staff and end users. Training includes instruction in system operation as well as the planning and administration of meetings. By means of thorough training, the Company helps to ensure that it's customers understand the functionality of the systems and are able to apply the technology effectively.

             Our Service Angel maintenance programs cover a customer's entire video communications system deployment for an annual fee. Service Angel has many options that can include installation and maintenance service that provides comprehensive customer support after the sale and helps to ensure that our customers experience reliable, effortless video communications. The Company's installation service reduces the overall cost of implementation by reducing the burden on our customer's resources. It's maintenance service provides technical support representatives, a 24x7 on-call help desk, nationwide on-site diagnostic repair and replacement service, nationwide network trouble coordination and a 24-hour video test facility.

On-Going Product Development.

             The Company has reduced its in-house product development staff and has contracted with outside firms to fulfill most  of its product development requirements.  Management expects that these arrangements will continue to be sufficient to support the ongoing sales activities of both the Mediapro and ALRS product lines.

Sales and Distribution

             In fiscal year 2001, the Company entered into an agreement with RSI Marketing, LLC (RSIM) to exclusively sell and market the Company's product offerings in North America.  RSI Marketing has begun an aggressive program to sell videoconferencing products manufactured by the Company and by other manufacturers, directly to end users in North America.  Additionally, the Company continued with its multilevel approach to international distribution.  This approach included 1) resellers and distributors, 2) OEM and private label relationships and 3) direct sales to preferred accounts, with a focus on resellers and distributors.

Resellers and Distributors.

             In fiscal year 2001, the Company continued offering its Millennium Partners Program, which supports and rewards stronger resellers and distributors throughout North America, Europe, Asia, Australia and portions of the Middle East and South Africa through higher discounts off list pricing.  Through the Millennium program, authorized product resellers and distributors can purchase videoconferencing equipment and related peripheral devices from the Company and resell them in their local geographic markets.  The Company provides classroom training, literature, sales, marketing and technical support to these customers.  The Company believes its Millennium program offers very competitive discounts to its resellers and distributors.

             In fiscal year 2002, the Company plans to continue strengthening its reseller network by continuing to broaden its product offering to resellers.   By focusing resources on both the maintenance and development of  relationships with other manufacturers and technology firms in the industry,  the Company expects to be able to offer new types of products to its resellers, acting as either a distributor, or as a manufacturer of products owned either exclusively or jointly with others.  The Company's addition of the ALRS to its overall product line in the fourth quarter of fiscal year 2001 is an example of this strategy. The ALRS is now being sold by major companies in the industry, including Polycom, Inc.  The Company expects to be able to offer this broader range of products at attractive margins, thereby building long-term relationships with stronger resellers, including systems integrators who provide turnkey solutions to end users.

Original Equipment Manufacturer (OEM) or Private Label Partnerships.

In fiscal year 2001, the Company sold equipment primarily under two OEM or private label distribution agreements.

(1)	Fonytel S.A., The Company has continued to manufacture a version of its MediaPro that was originally delivered to Philips Business Electronics in 1998. Fonytel S.A. began purchasing this unit in October of 1999 and continues to purchase this model.

(2)	Shanghai Creator, The Company began designing a version of its MediaPro product for the Chinese market in October 2000 and has completed all of the work necessary to fulfill its contractual obligations.

             In the future, the Company expects to pursue additional OEM and private label relationships with companies in which its products can provide unique strategic advantages to the business partner.

Direct  Sales.

             In February 2001 the Company entered into an exclusive sales and marketing arrangement with RSI Marketing, LLC (RSIM) whereby RSIM will sell and market the Company's products, as well as those manufactured by others, exclusively in North America.  The primary goal for RSIM is to sell the companies products directly to the video conferencing end user. The majority of these accounts are either significant in size or their requirements dictate direct interaction with the manufacturer (the Company).  Though it is not Viseon’s intention to compete with its other distribution channels, many of the organizations which make larger purchases of videoconferencing equipment have dictated that the manufacturer provide specialized services (be they domestic or global) or modify products for their specific application.    Although the Company redirected its efforts away from preferred account sales in fiscal year 2000 the Company began experiencing increased quote activity from direct efforts of RSIM in the fourth quarter of 2001.   It is the Companies intent to aggressively target the large corporate video conferencing user and government agencies.

Marketplace Competition

             By changing the Company’s business scope and strategy to include other manufacturers' products and services it no longer considers videoconferencing manufacturers to be direct competitors.  The primary competitors that service this marketplace are Audio/Visual Dealers, Distributors, National and Regional videoconferencing resellers, mail order catalog and Internet fulfillment companies.   Some of these companies are larger, have longer operating histories and have greater financial resources and industry recognition than the Company.  These competitors include Wire One, SBC, AT&T Corporation, MCI Worldcom, Gentner Communications, and Review Video.  The Company also competes with other dealers of video communication products.

Product Supply and Manufacturing

             The Company's videoconferencing engines are manufactured by a third party manufacturer (“Video Manufacturer”), under a manufacturing agreement signed in the fall, 1996.  In addition to manufacturing, Video Manufacturer provides all purchasing, material control, testing services and product warranty coverage for the Company’s videoconferencing engines.  Video Manufacturer warrants that all products will be free from defects in material and workmanship for fifteen months from the date Video Manufacturer ships to the Company, or for twelve months from the date the Company ships to the customer, whichever comes first.

             The Company depends on a single source for the compression chip component used in its products.  The Company currently maintains an inventory of the compression chips sufficient to allow for time to redesign its videoconferencing engines to accommodate similar components from other vendors in the event the compression chip currently used was to become unavailable to the Company.  Although materials purchasing services are provided by Video Manufacturer, alternate suppliers have been identified by the Company for most other components in its videoconferencing engines.  The Company has no information which would indicate that the compression chip or other components currently used may become unavailable during the product life cycle of its products.

             The Company believes Video Manufacturer has the capacity and capability to satisfy manufacturing requirements for its videoconferencing engines in the foreseeable future.  The Company has identified an alternate manufacturer with capabilities acceptable to the Company.  If a disruption in manufacturing were to occur, the Company believes it could utilize the alternative manufacturer to satisfy production requirements.

             The Company’s ALRS is manufactured by a third party manufacturer (“ALRS Manufacturer"), under a manufacturing agreement signed in April of 2001.  The Company believes that ALRS Manufacturer has the capacity and capability to satisfy manufacturing requirements for its ALRS’s in the foreseeable future.  The  Company has identified an alternate manufacturer with capabilities acceptable to the Company.  If a disruption in manufacturing were to occur, the Company believes it could utilize the alternative manufacturer to satisfy production requirements.

Approvals and Certifications

             Government and telecommunications carrier approvals, safety certifications and Electromagnetic Compliance (EMC) certifications are a key requirement for electronic systems that use the telephone network.  The MediaPro 384 and ALRS product family have received the Safety, EMI and Telephone certifications required for sale into the United States, Canada, China, the European Union, Singapore, Taiwan, Hong Kong, South Africa and Australia.

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

Intellectual Property and Royalty Agreements

             The Company's success is dependent in part on its proprietary information, technology and expertise. The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to establish and protect its proprietary rights.  In fiscal year 1998, the Company amended its U.S. utility patent application for its peripheral videoconferencing system, originally filed in September 1994, to narrow and refocus the Company's claims. The Company received this patent on its system on September 1, 1998 and a second patent on June 6, 2000.   The Company has also applied for various United States and foreign patents relating to its videoconferencing engines, some of which have not been granted to date.

             During fiscal year 2001, the Company took steps to protect its patents from infringement by others.  The Company has contacted, and in several cases, filed suit against other manufactures as part of this process.  Details of pending suits filed by the Company are included under Item 3 of this Form 10KSB.

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

             The Company has entered into various royalty and licensing agreements from 1994 up through 1999 to utilize technology developed by other parties.  These agreements amount to approximately seventy-five dollars for each MediaPro 384 manufactured.

Research and Development

             The Company incurred research and development expenses during fiscal years 2001 and 2000 of $551,356 and $819,733 respectively.

Employees

             On October 9, 2001, the Company had nine full-time employees; two in sales, two in customer support; one in product development and engineering; one in operations and three administration and finance.  None of the Company's employees is represented by a labor union. The Company believes its employee relations are good.

             The Company contracts with two organizations to provide sales and marketing services in North America and the Asia Pacific Rim Territories.  The Company also contracts with several companies to meet its service and support requirements.

Certain Important Factors

             There are several important factors that could cause the Company's actual results to materially differ from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, as well as those listed in the "Risk Factors" section of the Company's Registration Statement on Form S-3 (File No. 333-46721), include the following:

(1)	Recent shifts in the focus of the Company's resources from being a sole developer of its own videoconferencing systems to a company which also distributes products and services provided by others has dramatically altered the business of the Company. The Company has formed new relationships with other companies to distribute their products alongside the Company's own products. This change has affected the financial model of the Company, in terms of margins, cash flow requirements, and other areas. The Company has a limited history competing in the marketplace as a distributor of other product brands. There can be no assurance that the Company will be able to succeed in implementing this strategy, or that the Company will be able to achieve positive cash flow or profitable operations as a result of these changes in the Company's business.

(2)	The history of operating losses experienced by the Company since its inception and the ability of the Company to avoid additional operating losses and net losses over the next twelve months. The Company was formed in December 1993 and has financed its operations to date through sales of its Common Stock. As of June 30, 2001, the Company had an accumulated deficit of $20,145,863. There can be no assurance that the Company will generate sufficient sales to achieve positive cash flow or profitable operations.

(3)	The Company requires additional working capital financing. The Company has received a demand letter from its bank, demanding full payment of outstanding amount on the line of credit together with accrued interest. The Company has been actively pursuing alternative banks to provide working capital financing for future operations. The Company has received and signed a terms sheet for a new line of credit from a new bank, outlining general terms that are acceptable to the Company. These terms, as well as the line of credit itself, are subject to the results of an examination of the Company by the bank, approval by the bank's credit committee, agreement between the parties on all detailed terms, and the signing of completed documentation of such terms. There can be no assurance that the alternative line of credit will be available to the Company on reasonable terms or at all. If the Company does not sign an agreement with the new bank, the Company expects to continue to seek other alternative lenders until a line of credit is secured. Finally, the Company has signed an agreement with Digital Investors, LLC, under which Digital has agreed to provide a line of credit to the Company under terms and conditions similar to those contained in the terms sheet received from the potential new bank noted above. Under this agreement , Digital's agreement to provide a line of credit is contingent upon the Company not signing a line of credit agreement with a bank by December 31, 2001. The Company believes it will obtain a line of credit sufficient for future operations from a new bank, or alternatively, Digital, as described above. However, there can be no assurance that the Company will be able to meet the covenants and restrictions included in such a new line of credit arrangement on an ongoing basis in the future.

(4)	The Company may have a need in the future for additional equity capital. The Company’s current bank line of credit, including extensions, expired on August 26, 2001. The Company is currently in the process of attempting to replace such line of credit with a new line, and expects to have such a line in place by December 31, 2001 as discussed in (3) above. However, the Company's working capital requirements may vary substantially from those planned depending on numerous factors, including a failure to generate sufficient revenues in the future, unexpected increases in costs, and other unplanned events. If the Company is unable to generate sufficient revenues, or if, despite sufficient revenues, the Company is unable to achieve its targeted margins, it will require additional equity or debt financing. The Company could also require additional capital to finance future growth or for strategic acquisitions, although no such acquisitions are currently planned. Required additional capital would be sought from a number of sources and could include sales of additional shares of capital stock or other securities or loans from banks or other sources. The Company's ability to obtain additional funding will depend substantially on operating results in future periods. The Company will be materially adversely affected and its ability to continue in business could be jeopardized if it is not able to achieve positive cash flow or profitability or if it is not able to obtain any necessary financing on satisfactory terms.

(5)	The Company's success is dependent on market acceptance and will depend on its ability to capitalize on the market opportunity for videoconferencing systems and to successfully market its line of videoconferencing systems and related services. Some of the systems marketed by the Company have been developed by the Company, and others are developed and manufactured by other companies in the industry. Management believes that the market leaders of video conferencing equipment have been established and may continue to change during the next several years. To establish a market presence, the Company must convince a significant number of business, education and government entities that the products which may be marketed by the Company in the future offer superior features at a reasonable price as compared to other similar videoconferencing systems which have been or will become available from the Company's competitors. There can be no assurance that the Company will be able to obtain sufficient acceptance of our products by individuals and organizations to achieve profitable operations.

(6)	The Company faces intense competition. Other companies in the marketplace provide videoconferencing systems that provide high quality video and audio signal videoconferencing. In addition, management expects that new competitors will attempt to enter the market and that existing or new competitors will develop systems in the future that duplicate or improve on various features of the products offered by the Company. Many of the Company's competitors are well established, better known, and significantly larger, with substantially greater technical, manufacturing, marketing, and financial resources than the Company. The greater resources of many of the Company's competitors may permit them to respond more rapidly than the Company to changes in technology. As a result, many of the products and services offered by the Company are developed and manufactured by other companies in the industry. The Company's ability to compete in the market will depend upon a number of factors including the success of its marketing efforts and the continued ability of the Company to secure and maintain ongoing relationships with other companies in the industry which provide or support products offered by the Company. The Company competes based upon the quality, reliability, flexibility and the ease of use of its products. The Company also competes on value relative to the features its products offer. However, if the Company is forced by competitive pressure to significantly reduce prices, the Company's revenues and profitability may be adversely affected.

(7)	The Company has a limited history of marketing, distribution, and sales. The Company's marketing strategy is to focus on businesses, schools and governmental entities which the Company believes will provide the most significant opportunities for sales of its system. The Company markets its products worldwide on both a direct sales basis and through distributors and dealers. The Company has contracted with RSI Marketing, LLC, to market and sell its products throughout North-America. Although the Company's North American resources have significant experience in marketing new products and services in the industry, such resources only have limited experience in marketing the Company's products. There can be no assurance that the Company's marketing and distribution strategy will be successful.

(8)	The Company's products are subject to rapid technical obsolescence. The telecommunications industry is undergoing rapid and significant technical advances. While management believes that the Company’s product offerings have certain advantages over other, currently available videoconferencing systems, management expects future technology to be superior to the technology currently used in products offered by the Company. Although the Company believes its product offerings have been designed to assimilate future technical advances, there can be no assurance that any such future advances or the development of new or competitive products by others will not render the Company's products less competitive or obsolete.

(9)	The Company's success depends on it's ability to assimilate new technologies in it's products and to properly train sales staff, distributors an resellers in the use of those products. The markets for voice and video communications products and network access products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of the Company's new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of its competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with DSL and ISDN compatibility, sales training, reseller training, technical and sales support as well as field support are also factors that may affect the Company's success in this market. Further, the shift of communications from circuit-switched to IP-based technologies over time may require the Company to add new sales staff, distributors and resellers and gain new core technological competencies. The Company is attempting to address these needs and the need to develop new products through its development efforts. There can be no assurance the Company will successfully identify new voice, video and network access product opportunities and develop and bring new voice, video and network access products to market in a timely manner. Further, there is no assurance that competing technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of the Company's new voice, video and network access product development efforts and any inability to service or maintain the necessary third-party interoperability licenses would harm its business and results of operations.

(10)	The Company's products are subject to availability, development and acceptance of communications infrastructure. Management believes the growth of the videoconferencing market is dependent on the availability, and acceptance of communications networks on which high quality videoconferencing equipment may operate. Integrated Services Digital Network ("ISDN") telephone service is one such important network. To provide ISDN service to their customers, telephone companies must replace analog switches with digital switches in their local offices. In 1994, approximately 75 percent of all telephone circuits in the United States were capable of providing ISDN service. Internationally, approximately 84 percent, 80 percent and 58 percent of telephone circuits in Europe, Australia and Japan, respectively, are capable of providing ISDN service. The monthly charge for ISDN service in the United States ranges between $20 and $80 per month plus, in certain markets, per-minute charges for usage above minimum levels. Although the Company believes ISDN service will become more available and less expensive in the United States, the Company's sales of its products would be materially adversely affected if ISDN service is not available to, or not accepted by, businesses and individuals.

(11)	The Company is dependent on a few key personnel. The Company is highly dependent on its key management, technical and marketing personnel, particularly John Harris, the Chief Executive Officer of the Company. The Company's future success will also depend in part upon its ability to attract and retain highly qualified personnel and consultants. The Company competes for such personnel with other companies, and there can be no assurance that the Company will be successful in hiring or retaining qualified personnel or consultants. The loss of key personnel or consultants or the inability to hire or retain qualified personnel or consultants could have a material adverse effect on the Company.

(12)	The Company’s success is dependent in part on its proprietary information, technology and expertise. The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to establish and protect its proprietary rights. In fiscal year 1998, the Company amended its U.S. utility patent application for its peripheral videoconferencing system, originally filed in September 1994, to narrow and refocus the Company’s claims. The Company received this patent on its system on September 1, 1998 (U.S. Patent No. 5,802,281) and a second patent on June 6, 2000 (U.S. Patent No. 6,073,192). The Company has also applied for various other U.S. and foreign patents relating to its videoconferencing engines, some of which have not been granted to date.

There can be no assurance that the Company's measures to protect its intellectual property will be successful, that it will be granted any patents in the future, or that any patents that have been or may be granted will be of value to the Company. In the absence of meaningful intellectual property protection, the Company may be vulnerable to competitors who could lawfully attempt to copy the Company's products. Moreover, there can be no assurance that other competitors may not independently develop the same or similar technology. While the Company believes that it has all rights necessary to market and sell its system without infringement of intellectual property rights held by others, there can be no assurance that such conflicting rights do not exist. The Company could incur substantial legal costs in seeking enforcement of its intellectual property rights against infringement or the unauthorized use of its proprietary technology by others or in defending itself against similar claims of others. There can be no assurance that the Company will have sufficient funds to enforce or defend its intellectual property rights.

Item 2.    DESCRIPTION OF PROPERTY

             The Company subleases 4,000 square feet of space at its headquarters in Dallas, Texas under a lease agreement which expires during October, 2002.  The Company believes its current space is sufficient for its current and anticipated needs. The following schedule summarizes payments made in fiscal year 2001 for space leased by the Company:

Location	Amount

Edina, MN Headquarters	$72,340
Edina, MN Warehouse	24,360
European Sales Office	15,177
Pacific Rim Sales Office	18,744

TOTAL	$130,621

Item 3.    LEGAL PROCEEDINGS

During fiscal year 2001, the Company initiated suits against other manufacturers of videoconferencing systems in order to protect its intellectual property rights.  The following suits have been filed:
(1)	On May 14, 2001, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against Tandberg, Inc. and NV Holdings, Inc. for reasonable royalties and lost profits associated with alleged infringement of the Company's U.S. patents 6,073,192 and 5,802,281.
(2)	On May 24, 2001, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against PictureTel Corporation for reasonable royalties and lost profits associated with alleged infringement of the Company's U.S. patents 6,073,192 and 5,802,281.
(3)	On June 22, 2001, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against VTel Corporation for reasonable royalties and lost profits associated with alleged infringement of the Company's U.S. patents 6,073,192 and 5,802,281.

Each of the three defendants noted above have disputed the Viseon's infringement claims and all the suits are in the relatively early discovery stages of patent litigation.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the Company's Shareholders was held on May 23, 2001 for the purpose of voting on the proposals as described below.  Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

The proposal to adopt and approve the Agreement and Plan of Merger by and between RSI Systems, Inc. and Viseon, Inc., a Nevada Corporation, dated April 9, 2001, pursuant to which RSI Systems, Inc. was to be merged with and into Viseon, Inc. was approved with the following vote:

Shares voted "For" (7,475,658)
Shares voted "Against" (13,245)
Shares voted "Abstaining" (20,950)
Shares not voting (3,372,413)

The proposal to approve the transactions contemplated under the Stock Purchase Agreement, dated as of February 23, 2001 between RSI Systems, Inc. and Digital Investors, LLC was approved with the following vote:

Shares voted "For" (7,405,228)
Shares voted "Against" (60,975)
Shares "Abstaining" (43,650)
Shares not voting (3,372,413)

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

	HIGH	LOW

2000

First Quarter	$2.5630	$1.1880
Second Quarter	1.3440	.3440
Third Quarter	2.1250	.3130
Fourth Quarter	1.0940	.3750

2001

First Quarter	$.5938	$.2188
Second Quarter	.3438	.1406
Third Quarter	.7344	.3125
Fourth Quarter	1.2500	.5156

             As of October 8, 2001, there were (a) 11,668,981 shares of Common Stock outstanding, held of record by approximately 125 persons, (although the Company has been informed that there are approximately 1,100 beneficial owners) (b) outstanding options to purchase an aggregate of 1,304,050 shares of Common Stock, and (c) outstanding warrants to purchase an aggregate of 2,567,126 shares of Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

             During fiscal year 2001, the Company sold the following securities which were not registered with the Securities and Exchange Commission.

(1)	On January 31 2001, the Company granted Eugene W. Courtney 75,000 shares of restricted common stock as compensation for consulting services provided during the transition to a new Chief Executive Officer.

(2)	On February 23, 2001, the Company sold 1,400,000 shares of common stock to Digital Investors LLC (Digital) in connection with a Stock Purchase Agreement signed on February 23, 2001 at a price of $.35 per share. In addition, the Company sold 428,572 shares and 357,143 shares to Digital for $150,000 and $125,000 ($.35 per share), on April 30, 2001 and June 20, 2001 respectively also under the terms of the Stock Purchase Agreement.

(3)	On February 23, 2001, the Company granted warrants to Active Management, LLC (AM), a management and consulting firm, for the purchase of 500,000 shares of common stock at an exercise price of $.45 per share. The warrants are exercisable at a rate of 50,000 on February 23, 2001 and 37,500 per quarter thereafter (or earlier, based on the achievement of certain earnings targets) and expire five years from the date of issuance.

(4)	On February 23, 2001, the Company granted warrants to RSI Marketing, LLC (RSIM), a sales and marketing firm, for the purchase of 1,000,000 shares of common stock at an exercise price of $.45 per share. The warrants are cancelable if certain sales targets through December 2002 are not achieved by RSIM. The warrants expire five years from the date of issuance.

(5)	On February 26, 2001, the Company issued 674,383 shares of common stock upon conversion of a note payable of $225,000 together with accrued interest totaling $11,033 due to Richard F. Craven. The note and accrued interest were converted at a price of $.35 per share.

(6)	On April 16, 2001, the Company granted warrants to purchase 750,000 shares of common stock at a price of $.70 per share to King Research LLC, as part of the purchase of a product technology.

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

             Net Sales.  In fiscal year 2001, net sales decreased to $3,409,352, down 25% from $4,576,277 in fiscal year 2000.  In fiscal year 2001, the Company attempted to mitigate the risks associated with a concentration of sales activity in any single type of distribution channel by 1) pursuing direct sales to preferred accounts, 2) trying to develop new OEM account relationships, and 3) focusing on a select number of stronger resellers and distributors to sell its products.  Though successful in increasing direct sales to end users, the Company was unable to obtain any revenue increase from OEM customers in fiscal year 2001.  And, although the Company did experience significant sales increases to a select number of stronger distributors, the Company's limited resources and fierce competition from well established competitors, combined with lower average selling prices for videoconferencing systems  resulted in lower overall sales through reseller and distributor channels during fiscal year 2001 compared to fiscal year 2000.

             Direct sales to end users were approximately $717,000 and $554,000 during fiscal years 2001 and 2000, respectively, an increase of $163,000.  This increase in direct sales was the result of company efforts to focus on  applications in which the technological flexibility of its MediaPro product line could create a distinct competitive advantage.  The Company expects that the addition of products from Sony and Polycom, services from Genesys, and Viseon's own ALRS will facilitate increased direct sales in the future.

             In fiscal year 2001, OEM sales amounted to approximately $350,000 or approximately 10% of total net sales, as a result of purchases of the MediaPro product by Gentner Corporation. In contrast, fiscal year 2000 OEM sales accounted for approximately 21% of total net sales, or approximately $950,000.  The decline in OEM sales during fiscal year 2001 was due to a termination of an OEM agreement between the Company and Philips Electronics N.V. in the second quarter of fiscal year 2000.  Sales to Philips during fiscal year 2000 were approximately $600,000, including early- contract termination settlement revenues of $290,000 paid to the Company, for lost gross margin on videoconferencing units ordered by Philips but not shipped by the Company.  The Company expects to continue pursuing additional OEM customer opportunities in the future, although it does not expect any additional sales to Gentner or Philips.

             Sales through resellers and distributors were approximately $2,342,000 during fiscal year 2001, compared to approximately $2,966,000 during fiscal year 2000.  The decline was primarily related to lower international distributor sales as a result of intense competition and lower average selling prices, coupled with fewer international sales and marketing resources within the Company as a result of  financial constraints.

             Net sales in the fourth quarter of fiscal year 2001 were approximately $700,000 compared to approximately $1,086,000 for the fourth quarter of fiscal year 2000.  The decrease in net sales during the fourth quarter of fiscal year 2001 was primarily a result of decreased sales through international resellers and distributors as discussed above.  In April, 2001, the Company acquired the rights to manufacture and distribute the ALRS product line.  During its initial launch in the fourth quarter of fiscal year 2001, the product was available primarily in configurations designed for use in the United States, and not overseas.  The Company expects configurations for overseas customers will be available in the second quarter of fiscal year 2002.  Total reseller sales during the fourth quarter of fiscal year 2001 increased in the United Sates as a result of the new ALRS product line, but the increase was more than offset by the lower overall sales to international resellers and distributors during the same period.

             During the fourth quarter of fiscal year 2001, the Company revitalized its sales and marketing efforts in the United States as a result of its new relationship with a third party sales and marketing organization named RSI Marketing (RSIM).  Under the terms of an agreement signed in February 2001, RSIM is responsible for selling and marketing the Company's products in the United States.  During the fourth quarter of fiscal year 2001, RSIM began its efforts by becoming familiar with the Company's products, and designing and launching new marketing initiatives.  Although sales by RSIM during the fourth quarter of fiscal year 2001 were not significant, the Company expects sales in the United States to increase significantly as a result of the new relationship with RSIM.

             Average selling prices  continued to decrease during fiscal year 2001 compared to fiscal year 2000 as a result of increased competitive pressures in the videoconferencing market.  The Company plans to increase sales volume in fiscal year 2002 to mitigate the overall effects of this increased competitive pressure on sales prices.

             To increase sales volume, the Company is focusing its efforts on developing and supporting its relationships with more effective distribution resources such as RSIM, increasing marketing activities, and increasing its revenue streams through a broader number of product and service offerings, including other manufacturer's brand name products distributed by the Company.  With this strategy, and an expected continuing market increase, the Company expects increased sales in fiscal year 2002 compared to fiscal year 2001.

             Gross Profit.  The Company generated a gross profit of $1,634,047 or 47.9% of net sales for fiscal year 2001 compared to a gross profit of $1,888,416 or 41.3% of net sales for fiscal year 2000.  The lower gross profit as a percentage of net sales during fiscal year 2000 was primarily a result of an inventory writedown to lower of cost or market of $341,846 or approximately 7.5% of net sales during that year.  Cost of goods sold in fiscal year 2001 amounted to $1,746,768, or 51.2% of net sales, compared to $2,346,015 or 51.3% of net sales in fiscal year 2000, or 54.7% of sales, excluding the effect of the Philips settlement discussed above.  This higher cost of goods as a percentage of net sales during fiscal year 2000 was due to a higher level of manufacturing costs during fiscal year 2000 related to the Company's MediaPro product line.

             In the fourth quarter of fiscal year 2001, management took steps to broaden the Company's overall product offerings.  As discussed above, the Company acquired and began selling the ALRS product line.  In addition, the Company formed new relationships with other manufacturers of brand name videoconferencing systems and service providers, whereby the Company plans to distribute these products and services in the future, in addition to selling its own products.  Gross margins on the sale of alternative manufacturers' systems are expected to be lower than gross margins earned by the Company on its own brand name and OEM products.  As a result of a higher expected sales mix of other manufacturers' products containing lower margins in fiscal year 2002, and lower overall pricing due to increased competition, the Company expects  gross margins percentages to decline during fiscal year 2002 compared to fiscal year 2001.

             Research and Development Expenses.  Research and development expenses were $551,356 or 16.2% of net sales for fiscal year 2001 compared to $819,733 or 17.9% of net sales for fiscal year 2000.  During fiscal year 2001, the Company altered its overall development strategy by minimizing internal development projects and focusing its resources on identifying opportunities to partner with other companies to share technology and jointly develop new products.   This strategy resulted a reduction in the number of development employees and associated expenditures during fiscal year 2001 compared to fiscal year 2000.

             Selling, General and Administrative Expenses.  Selling general and administrative expenses were $2,621,291 or 76.9% of net sales for fiscal year 2001 compared to $3,327,248 or 72.7% of net sales for fiscal year 2000.  The percentage increase was due to the lower sales volume in fiscal year 2001 compared to fiscal year 2000. The lower level of spending on selling, general and administrative expenses during fiscal year 2001 of approximately $706,000 was a result of the Company decreasing its marketing, sales, technical support and administrative expenses in North America and Europe in response to the significantly lower level of sales in fiscal year 2001 compared to 2000.

             During fiscal year 2001, the Company continued to implement expense reduction measures to minimize net losses, conserve cash and re-position the company for expected future sales growth. During fiscal year 2001, the Company terminated, and  through attrition, eliminated, eight positions across various functional areas of the Company.  The Company has also continued to reduce other costs in the areas of facilities, communications, professional services and other support costs throughout fiscal year 2001.  In addition to these cost reduction measures, the Company restructured its sales compensation programs to increase the proportion of variable expenses and minimize the proportion of fixed compensation expenses.  Under the terms of the Company's agreement with RSIM in February 2001, sales compensation expenses in North America became entirely variable. Prior to that, the majority of sales compensation expenses in North America were fixed.  Selling, general and administrative expenses for fiscal year 2001 include approximately $206,000 related to the issuance of warrants to purchase common stock in the company to RSIM, which partially offset the overall reduction in selling, general and administrative expenses during fiscal year 2001 compared to fiscal year 2000. The Company believes it has maintained key personnel in all functional areas necessary to successfully execute its business strategy for fiscal year 2002.

             In the fourth quarter of fiscal year 2001, management continued efforts to streamline the Company's operations.  As part of a restructuring, the Company relocated its corporate headquarters to Dallas during the first quarter of  fiscal year 2002.  Selling, general and administrative expenses include approximately $138,000 associated with the Company's restructuring and relocation, which also partially offset the overall reduction in selling, general and administrative expenses during fiscal year 2001.

             Other Income and Expense.  In fiscal year 2001, other income and expense was $204,820 compared to $223,647 for fiscal year 2000.  The lower amount of other income and expense during fiscal year 2001 was due to lower interest expense, offset by lower interest income.  The lower level of interest expense was a result of lower average outstanding borrowings on the Company's line of credit, and lower interest incurred on capital lease obligations.  The lower level of borrowings on the Company's line of credit was a result of lower overall sales during fiscal year 2001.  In addition, during fiscal year 2001, the Company made final payments on certain capital lease obligations resulting in lower interest expenses on capital leases compared to fiscal year 2000.  The higher interest income in fiscal year 2000 was due to increased cash and cash equivalents available to the Company in fiscal year 2000.

             Net Operating Loss Carryforwards.  The Company has net operating loss carryforwards for financial statement and income tax reporting purposes of approximately $18,700,000 which can be used to offset taxable income in future years.  Changes in the Company’s ownership have caused changes in ownership under section 382 of the Internal Revenue Code of 1996, which limits the use of the Company’s net operating loss carryforwards existing as of the date of the ownership change.  It is not anticipated that any limitation would have a material adverse effect on the Company.

             As a result of the above, the net loss for fiscal year 2001 was $1,743,420 or $0.18 per share, compared to a net loss of $2,482,212, or $0.33 per share for fiscal year 2000.  In connection with its strategic plan, the Company has formed key new strategic relationships, restructured operations, increased product offerings and believes it is well positioned to increase its share of the global videoconferencing marketplace, thereby increasing future revenues and profitability in the future.

Liquidity and Capital Resources

             Cash and Cash Equivalents.  Cash and cash equivalents totaled $81,115 on June 30, 2001 compared to $83,930 on June 30, 2000.

             Net Cash Used in Operating Activities. The amount of cash used in operating activities was $247,310 during fiscal year 2001 compared to $1,271,844 during fiscal year 2000.  The amount of cash used in operating activities during fiscal year 2001 resulted mainly from a net loss of $1,743,420, a large proportion of which was offset by non-cash expenses of  approximately $738,000 and changes in operating assets and liabilities of approximately $758,000.

             In connection with its business volume decrease of approximately 26% during fiscal year 2001, accounts receivable decreased $270,368 from June 30, 2000 to June 30, 2001, or approximately 34%.  Accounts payable increased $274,974, due to delays in payments to vendors during the fiscal year and continuing though June 30, 2001.  The delays were necessary in order for the Company to preserve cash for operations while it took steps to obtain additional capital.

             Total inventories decreased $232,029 as of June 30, 2001 compared to June 30, 2000 primarily as a result of the Company's efforts to minimize inventory levels and conserve cash.  During fiscal year 2001, the Company converted and upgraded certain slow moving previous-generation product inventory into current configurations, to utilize the inventory.  In addition, the Company offered incentive pricing on certain configurations in order to lower the amount of slower moving inventory.   The Company's level of compression chip inventory also decreased in fiscal year 2001.   Although this part is a critical component that can be procured from only one vendor, the Company believes it has sufficient supply of the compression chip even in light of the inventory reduction during the year.   Overall inventory levels are expected to increase significantly during fiscal year 2002 as the Company broadens its overall product offerings, including products manufactured by other companies in the marketplace.

             Net Cash Used in Investing Activities.   During fiscal year 2001, property and equipment purchases were $353,100.  The Company invested $200,000 cash toward the acquisition of the ALRS product line, and capitalized approximately $88,000  related to the development of GUI interface software for certain foreign applications of its MediaPro product line.  The Company also invested approximately $65,100 in other equipment during fiscal year 2001 for general purposes, including support of the Company's engineering, testing and demonstration activities.

             Payments for intangible assets were $133,189 during fiscal year 2001.  These payments were a result of the Company paying outside parties for certain non-compete agreements signed in connection with the acquisition of the ALRS product line, as well as legal fees associated with the development of its intellectual property rights.

             Net Cash Provided by Financing Activities.  Cash provided by financing activities during fiscal year 2001 of $730,784 was generated  primarily from a $225,000 subordinated loan to the Company from Richard F. Craven, Chairman, and net proceeds from the purchase of redeemable common stock by Digital Investors, LLC of $665,343, offset by payments on capital lease obligations of $123,993.

             During fiscal year 2001, the Company received $225,000 cash in exchange for a note payable to its Chairman, Richard F. Craven on February 28, 2001.  The note carried an interest rate of 10.0% and was convertible into common stock of the Company at the sole discretion of Mr. Craven.  On February 26, 2001, the entire loan amount of $225,000 together with accrued interest totaling $11,033 was converted into 674,383 shares of common stock at a price of $.35 per share.

             During the third quarter of fiscal year 2001, redeemable common stock was issued to Digital Investors LLC (Digital) in connection with a Stock Purchase Agreement (the "Agreement") signed on February 23, 2001 whereby Digital initially purchased 1,400,000 shares of common stock for $490,000 ($.35 per share). Under the terms of the Agreement, Digital purchased an additional 428,572 and 357,143 shares for $150,000 and $125,000 ($.35 per share), on April 30, 2001 and June 20, 2001 respectively. As of June 30, 2001, the terms of the Agreement allowed Digital to redeem the common stock if a registration with the Securities and Exchange Commission of all the shares to be purchased by Digital under the Agreement was not completed by August 31, 2001.  The Company filed an S-2 and an S-2/A Registration Statement on June 6, 2001 and July 25, 2001 respectively, but as of August 31, 2001, the registration of the shares with the Securities and Exchange Commission had not been declared effective.  On October 5, 2001, the Company and Digital signed an amendment to the Stock Purchase Agreement to; 1) change the required closing date for the remaining shares to be purchased under the Agreement to "3 days" from the effective date of the S-2 registration, as opposed to "10 days", 2) issue to Digital, ten-year warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $.75 per share, upon the final closing of common stock purchased under the agreement, 3) waive the requirement for a registration of the shares purchased under the Agreement prior to the final closing of the Agreement, if such registration has not been declared effective by October 1, 2002, and 4) require the Company to file a registration statement covering all shares and warrants issued to Digital under the amended Agreement within 30 days of the final closing of the amended Agreement, in the event such registration has not been completed by the date of such closing.  The Company expects to file a second amendment to the S-2 registration statement to reflect these changes to the Stock Purchase Agreement in the near future.  There can be no assurances that such amended S-2 registration will be declared effective by the Securities and Exchange Commission in the near future or at all. If the Securities and Exchange Commission does not declare the S-2 registration effective, the Company plans to file an alternative registration statement in order to register the total number of shares and warrants to be issued  to Digital under the Stock Purchase Agreement as amended.  As of October 8, 2001, there are 2,314,285 shares remaining to be purchased by Digital at $.35 per share under the amended Stock Purchase Agreement for a total gross price of $810,000.

             On October 5, 2001, the Company received proceeds of $800,000 from Digital Investors, LLC. in the form of a subordinated secured note due October 5, 2002.  Interest on the note is due quarterly at a rate of 12% and the note is subordinated to all amounts owed by the Company to its bank.  The Company expects to repay the note, together with accrued interest, from the proceeds of the remaining shares of common stock to be purchased by Digital under the Stock Purchase Agreement as amended.

             In August 2000, the Company modified its commercial loan agreement with Wells Fargo Business Credit, Inc. (the "bank") for a $2,500,000 committed line of credit facility. This agreement amended and restated the previous commercial loan agreement dated September 3, 1999. The new facility was secured by all corporate assets and provided working capital based on a borrowing base comprised of accounts receivable, inventories, and marketable securities. Total outstanding borrowings on the line of credit were $534,860 as of June 30, 2001.

             The Company's line of credit expired on June 26, 2001.  In connection with the expiration, the bank indicated that it is not willing to renew the line of credit.  The Company has taken steps to identify alternative lenders to provide a line of credit for future operations but no such formal agreement has been signed.  In order to provide temporary working capital financing to the Company, the bank agreed to extend the maturity date of the line of credit to August 26, 2001 under terms and conditions similar to those contained in the original loan agreements with the Company.  The Company has received notification from the bank that the Company is in default of such terms and conditions.  On September 20, 2001 the Company received a demand letter from the bank, demanding full payment of outstanding amount on the line of credit together with accrued interest.

             In response to the demand letter, the Company requested a forbearance agreement with the bank, requesting the bank to refrain from exercising its rights and remedies under its credit agreements with the Company for a certain period of time.  The Company has received proposed terms of the agreement from the bank, and is currently in the process of negotiating such terms with the bank. There can be no assurance that the Company will be able to obtain a forbearance agreement with the bank on terms acceptable to the Company.  If no such forbearance agreement is signed, the Company could be forced to pay the bank the outstanding principal and interest on the line of credit.  The current outstanding principal balance on the line of credit as of  October 9, 2001 was approximately $306,000.

             The Company has been actively pursuing alternative banks to provide working capital financing for future operations.  Although no formal agreements have been signed, the Company has received and signed a terms sheet for a new line of credit from a potential new bank outlining general terms that are acceptable to the Company.  These terms, as well as the line of credit itself, are subject to the results of an examination of the Company by the bank, approval by the bank's credit committee, agreement between the parties on all detailed terms, and the signing of completed documentation of such terms.  There can be no assurance that the alternative line of credit from this potential bank will be available to the Company on reasonable terms or at all.  The Company expects to continue  seeking lenders for its working capital needs until a line of credit is secured.

             To ensure the Company has access to a line of credit sufficient to meet its needs, the Company has signed an agreement with Digital Investors, LLC, under which Digital has agreed to provide a line of credit to the Company under terms and conditions similar to those contained in the terms sheet received from the potential new bank noted above.   Under this agreement , Digital's agreement  to provide a line of credit is contingent upon the Company not signing a line of credit agreement with a bank by December 31, 2001.  The Company believes it will obtain a line of credit sufficient for future operations from a new bank, or alternatively, Digital, as described above.  However, there can be no assurance that the Company will be able to meet the covenants and restrictions included in such a new line of credit arrangement on an ongoing basis in the future.

             Management plans to continue to increase sales and improve operating results through 1) increased marketing and a broader distribution of its products as a result of its new relationship with RSIM and other distribution partners, 2) increased revenue streams from a broader line of product offerings as a result of joint development efforts with strategic partners, new distribution agreements or product and technology acquisitions, 3) continued  efforts to streamline operations and minimize overhead, and 4) proactive measures to protect the Company's intellectual property rights. Management believes that it will obtain a new line of credit in the second quarter of fiscal year 2002 to replace its previous line of credit on terms and conditions that are acceptable to the Company.  The Company has signed an agreement with Digital Investors LLC to provide a line of credit to the Company in the event a new line is not secured from a bank by December 31, 2001.  Management believes that funds generated from operations,  subordinated debt  recently loaned to the Company and funds from a new line of credit yet to be secured from either a new bank or Digital Investors LLC will be sufficient to fund operations for the foreseeble future. In the event that cash from operations, cash from subordinated debt financing and a new line of credit are not sufficient, management would seek additional equity capital or debt financing.  There can be no assurance that such financing will be available to the Company on reasonable terms or at all.

Item 7. FINANCIAL STATEMENTS.

             The following Financial Statement and Report of Independent Public Accountants thereon are included herein.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                   None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)         Current Directors and Executive Officers

Name	Age	Position with Company

Richard F. Craven	58	Chairman of the Board and former Interim President and Chief Executive Officer

John C. Harris	40	Chief Executive Officer and President

Byron G. Shaffer	67	Director

S. Albert Hanser	63	Director

James D. Hanzlik	45	Chief Financial Officer

Former Directors and Executive Officers

Name	Age	Position with Company

Eugene W. Courtney	63	Former Chief Executive Officer and President

Marti D. Miller	44	Former Vice President Engineering

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

             John C. Harris has been a director and Chief Executive and President of the Company since February, 2001.  From May until December of 2000, Mr. Harris served as Chief Executive Officer of Diversified Technologies Group, Inc. a company in which its primary business was providing enhanced fax services.  From October 1999 until May 2000, Mr. Harris was Chief Executive Officer of CBQ, Inc. a e-business solutions provider.  From March of 1999 until joining CBQ, Inc. Mr. Harris served as President of Paragon Innovations, Inc. and embedded device design firm.  From 1986 until 1998, Mr. Harris was President and CEO of CompuNet Support Systems, Inc. CompuNet provided networking, systems integration and business building applications.  CompuNet Support Systems, Inc. was recognized in 1995, 1996 and 1997 as one of the top 100 fastest growing privately held companies in Dallas, TX.

             Byron G. Shaffer served as a director of the Company from 1995 to November 19, 1998 and again since September 1999.  Mr. Shaffer has been a private investor for the last 20 years and has also served as a director of Mentor Corporation, a medical products manufacturer, since 1976.

             S. Albert Hanser has been a director since September 1999.  He is currently the CEO of Sanibel Captiva Trust Company.  Mr. Hanser has been Chairman of Hanrow Financial Group, Ltd. , a merchant banking firm.  Mr. Hanser also has served as Chairman/CEO of Resource Bank and Trust, Chairman of First Bank Systems' Merchant Bank and Executive Vice President of Investment Banking at Dain Bosworth.  In addition, he sits on a number of industry, civic and charitable boards.  Mr. Hanser graduated from Brown University in 1959 and Wharton School of Finance in 1974.

             James D. Hanzlik became Chief Financial Officer on January 9, 1997.  Before joining the Company, Mr. Hanzlik was Vice President, Controller for Sterner Lighting Group, a manufacturer of commercial lighting.  Prior to that, Mr. Hanzlik served as Controller and Product Group Manager for Despatch Industries Ltd. a manufacturer of industrial heat processing equipment serving the electronics manufacturing industry.  Mr. Hanzlik began his career from 1980 - 1985 at KPMG LLC, where he worked with a number technology manufacturing companies.

             Eugene W. Courtney   was President and Chief Executive Officer from October 1999 to February 2001.  Before joining the Company, Mr. Courtney was President and CEO of HEI, Inc., a designer and builder of microelectronics from 1990 to 1998.  During the 1980's  Mr. Courtney served as Group Vice President for National Computer Systems, and he served as the CEO of Digital Scientific Corporation during the 1970's.  Mr. Courtney holds a Bachelor of Electrical Engineering degree from Princeton University and is a director of several public and privately held companies.  Mr. Courtney retired in February of 2001.

             Marti D. Miller was Vice President of Engineering from August 1995 to July 2001.  Before joining the Company, Mr. Miller was Director of Engineering for Transition Networks, Inc.

             The members of the Board of Directors are elected annually at the Annual Meeting of Shareholders.  Executive officers are elected by the Board of Directors and serve until their successors are elected and appointed.

Board of Directors’ Committees

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

(b)         Section 16 (a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file.  The following officers failed to file the following Forms (on a timely basis) for the fiscal year ending June 30, 2001; John C. Harris (Form 5), James D. Hanzlik (Form 5) and Marti Miller (Form 5).  Each of these forms were subsequently  filed by these individuals.  None of the late Forms 5 noted above contained transactions that were not reported on a timely basis.  To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 2001, except as disclosed above, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act.

Item 10.                EXECUTIVE COMPENSATION

Executive Compensation

             The following table sets forth the compensation paid or accrued by the Company for services rendered for the years ended June 30, 1999, 2000 and 2001 to (i) all persons who served as the Chief Executive Officer of the Company during fiscal year 2001 and (ii) the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 in fiscal year 2001 (the "Named Executive Officers"). Other than those individuals listed below, no executive officer of the Company received cash compensation of more than $100,000 in fiscal year 2001.

Summary Compensation Table

		Annual Compensation		Restricted
				Stock		Underlying	All Other
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Awards ($)		Options (#)	Compensation $

John C. Harris (1) Chief Executive Officer and President	1999 2000 2001	0 0 45,500	0 0 0	0 0 0		0 0 0	0 0 0
Marti D. Miller Former Vice President, Engineering	1999 2000 2001	129,969 133,500 133,500	0 0 0	0 0 0		40,000 40,000 0	0 0 37,000	(3)
Mr. James D. Hanzlik Chief Financial Officer	1999 2000 2001	102,625 107,900 110,300	0 0 0	0 0 0		40,000 40,000 0	4,800 2,800 36,520	(4)
Eugene W. Courtney Former Chief Executive Officer and President	1999 2000 2001	0 34,615 75,900	0 0 0	0 0 29,295	(2)	0 100,000 0	0 0 35,500	(5)

______________________

(1)	Mr. Harris became President and CEO in February, 2001.
(2)	In January 2001, Mr. Courtney was granted 75,000 shares of restricted common stock as compensation for consulting services provided during the transition to a new Chief Executive Officer.
(3)	As of June 30, 2001, the Company accrued compensation costs associated with the termination of Mr. Miller, to be paid after June 30, 2001. The compensation was in the form of 50,000 shares of restricted common stock to be issued, and one month of salary and benefits of approximately $12,000.
(4)	As of June 30, 2001, the Company amended previous stock options held by Mr. Hanzlik. The amendments a) extended the time period for exercise of the options in the event of a termination to three years, b) provided for 100% vesting of all unvested stock options, and c) re-priced stock option exercise prices to $.45 for stock options having exercise prices in excess of $.45 (market price was $.73 per share on repricing date).
(5)	In April 2001, the Company amended stock options held by Mr. Courtney. The amendment a) extended the time period for exercise of the options in the event of a termination to three years, and b) provided or 100% vesting of all unvested stock options.

Option Grants and Exercises

             The tables below set forth information about the stock options held by the Named Executive Officers and the potential realizable value of the options held by such person on June 30, 2001 No stock options were exercised by the Named Executive Officers of the Company during fiscal year 2001

Option Grants in Last Fiscal Year
Individual Grants

Name	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees In Fiscal Year 2000	Exercise Price ($/sh)	Expiration Date

John C. Harris Chief Executive Officer and President	0	N/A	N/A	N/A
Marti D. Miller Former Vice President Engineering	0	N/A	N/A	N/A
James D. Hanzlik Chief Financial Officer	0	N/A	N/A	N/A
Eugene W. Courtney Former Chief Executive Officer and President	0	N/A	N/A	N/A

_____________________

(1)	During fiscal year 2001, no options to acquire shares of Common Stock were granted to employees of the Company. Options to acquire 15,000 shares of Common Stock were granted to non-employee directors.
(2)	During fiscal year 2001, the Company amended certain employee stock options held by key employees in connection with the Company's restructuring and planned relocation of its headquarters. The amendments to employee options; a) extended the maximum exercise period of certain employee options in the event of termination to a period of up to three years, b) re-priced certain options with exercise prices over $.45 per share to $.45 per share (market price was $.73 on repricing date); and c) provided for 100% vesting of unvested portions of certain employee stock options. Details regarding the amendments to Named Executive Officers are provided under Item 10, Executive Compensation. The Company recognized compensation expense of $97,220 as of June 30, 2001 in connection with the amendments of all employee stock options.

Aggregated Option exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Shares Acquired	Value	Number of Unexercised Options at June 30, 2001 (#)		Value of Unexercised In-The-Money Options At June 30, 2001 ($)(1)
	On Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

John C. Harris Chief Executive Officer and President	0	0	0	0	N/A	N/A
Marti D. Miller Vice President, Engineering	0	0	122,667	37,333	5,760	8,640
James D. Hanzlik Chief Financial Officer	0	0	140,000	0	42,400	0
Eugene W. Courtney Former Chief Executive Officer and President	0	0	100,000	0	35,500	0

____________________

(1)	Based on the June 30, 2001 closing bid price of the Company's Common Stock of $.73 per share.

The following table represents repricing of options for executive officers due to the restructuring and relocating of the Company.

Option/SAR Repricings Table

Name	Date	Number of Securities Underlying Options Repriced (#)	Market Price of Stock At Time of Repricing ($)	Exercise Price At Time of Repricing ($)	New Exercise Price ($)	Length of Original Option Term Remaining At Date of Repricing

James D. Hanzlik	6/29/01	40,000	0.73	1.13	0.45	1 year
Chief Financial	6/29/01	40,000	0.73	2.00	0.45	3 years
Officer	6/29/01	20,000	0.73	2.81	0.45	7 years

Report of Compensation Committee

             As of June 30, 2001 the Compensation Committee of the Board of Directors granted stock and authorized changes to stock options held by Mr. Courtney, Mr. Miller and Mr. Hanzlik. These grants and changes are were made in connection with the Company's restructuring and relocation of its company headquarters to ensure a timely and organized restructuring of the Company. Details of stock granted and changes to options are summarized in Item 10. Summary Compensation Table and Executive Option Repricing Table above and related footnotes thereto.

Richard F. Craven, S. Albert Hanser, Byron G. Shaffer
(Members of the Compensation Committee)

Compensation of Directors

             The Board of Directors of the Company has established the following compensation policies for non-employee directors of the Company. Non-employee directors receive $100 for each meeting attended. Also, under the Company's 1994 Stock Plan, each non-employee director is granted, upon election to the Board, an option to purchase 20,000 shares of Common Stock, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. After the year of election, each non-employee director will also receive annually an option to purchase 5,000 shares of Common Stock exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant.  During fiscal year 2001, options to acquire 15,000 shares of the Company’s Common Stock were granted to non-employee directors, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant.  Directors who are employees of the Company receive no additional compensation for serving as directors.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table sets forth as of October 8, 2001, the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such group or person. The address for all directors and officers of the Company is Viseon, Inc., 8700 N. Stemmons Frwy Ste 310, Dallas, Texas 75247.

Name	Number of Shares Beneficially Owned		Owned Percentage

John C. Harris	0	(1)	*
Richard F. Craven	2,611,957	(2)	22.3%
Byron G. Shaffer	480,250	(3)	4.1%
S. Albert Hanser	125,750	(4)	1.1%
Marti D. Miller	40,000	(5)	*
James D. Hanzlik	140,000	(6)	1.2%
Eugene W. Courtney	175,000	(7)	1.5%
All Current Executive Officers and Directors as a Group (5 persons)	3,357,957	(8)	28.1%
Digital Investors, LLC	2,877,415		23.3%
Alan C. Phillips and Delores V. Phillips Rev. Trust	823,478	(9)	7.1%

____________________

*	Indicates ownership of less than 1%.
(1)	Mr. Harris became President and CEO in February, 2001
(2)	Includes 53,750 shares which may be acquired within 60 days upon the exercise of stock options.
(3)	Includes 73,750 shares which may be acquired within 60 days upon the exercise of stock options.
(4)	Includes 28,750 shares which may be acquired within 60 days upon the exercise of stock options.
(5)	Includes 40,000 shares which may be acquired within 60 days upon the exercise of stock options.
(6)	Includes 140,000 shares which may be acquired within 60 days upon the exercise of stock options.
(7)	Includes 100,000 shares which may be acquired within 60 days upon the exercise of stock options.
(8)	Includes 296,250 shares which may be acquired within 60 days upon the exercise of stock options.
(9)	This Trust is affiliated with the Company’s third party manufacturer.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Mr. Richard F. Craven, a director of the Company, is the father-in-law of the owner/partner of Pointe Design, which is a Minneapolis, Minnesota based company that has provided marketing designs, print advertising and other marketing materials to the Company. Net purchases by the Company from Pointe Design totaled $20,039, $41,352 and $148,371 during fiscal years 2001, 2000 and 1999 respectively.  The Company believes its transactions with Pointe Design have been on terms no less favorable than could have been obtained from unaffiliated third parties on an arm’s length basis.

             During the first quarter of fiscal year 2000, Richard F. Craven, Chairman, exercised warrants to purchase 134,000 shares of common stock at a price of $1.00 per share.

             In connection with the private offering of the Company’s Common Stock in November 1999, certain members of the Board of Directors of the Company purchased a total of  600,000 shares of the Company’s Common Stock at prices ranging from $.50 to $1.00 per share.

             During fiscal year 2000, the Company's third party manufacturer was issued a total of 608,478 shares of the common stock in connection with the exchange of the common stock for certain accounts payable owed by the Company to the manufacturer. The stock was exchanged at prices ranging from $.40 to $1.00 per share.

             In June 2000, Richard F. Craven, Chairman, converted notes receivable due from the Company into 528,324 shares of common stock., at prices ranging from $.53 to $.67 per share.

             During fiscal year 2001, Richard F. Craven loaned the Company $225,000.  In February 2001, prior to the maturity date of the note, Mr. Craven converted the note and accrued interest into 674,383 shares of common stock at a price of $.35 per share.

             Richard F. Craven also loaned the Company $200,000 in February, 2001. The loan was repaid by the Company on February 26, 2001 together with accrued interest at a rate of 10%.

             On October 5, 2001, the Company received proceeds of $800,000 from Digital Investors, LLC. in the form of a subordinated note due October 5, 2002.  Interest on the note is due quarterly at a rate of 12% and the note is subordinated to all amounts owed by the Company to its bank.

             On October 5, 2001 the Company and Digital Investors, LLC amended the Stock Purchase Agreement dated February 23, 2001.  As part of the amendment, the Company agreed to issue warrants to purchase 800,000 shares of common stock at a price of $.75 per share upon the final closing of the Stock Purchase Agreement.

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits.

             See Exhibit Index on page 44 which is incorporated herein by reference.  Exhibits that cover management contract or compensatory plans or arrangements are marked with an asterisk (*) in the Exhibit Index.

(b)        Reports on Form 8-K

                           On May 23, 2001 the Company filed a Form 8K announcing its shareholders' approval of two proposals voted on during a special meeting of the shareholders on May 23, 2001; 1) Adopting the Agreement and Plan of Merger (the "Agreement") by a and between RSI Systems, Inc. and Viseon, Inc., a Nevada corporation, and 2) Complete the transactions contemplated under the Stock Purchase Agreement, dated February 23, 2001, between RSI Systems, Inc. and Digital  Investors, LLC.

                           On April 16, 2001 the Company filed a Form 8K announcing the acquisition of the Automated Line Routing Switch (ALRS) product and related rights and technology from King Research, LLC.

                           On February 26, 2001 the Company filed a Form 8K disclosing the private placement of 1,400,000 shares of its common stock in an agreement with Digital Investors, LLC. for $490,000.

Report of Independent Public Accountants

The Stockholders and Board of Directors
Viseon, Inc.:

We have audited the accompanying balance sheets of Viseon, Inc. (fka: RSI Systems, Inc.) (the Company) as of June 30, 2001 and 2000, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viseon, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
October 2, 2001

VISEON, INC.

Balance Sheets

June 30, 2001 and 2000

Assets	2001	2000

Current assets:
Cash and cash equivalents	$81,115	$83,930
Accounts receivable, net of allowance for doubtful accounts of $144,000 in 2001 and $241,000 in 2000	529,464	799,832
Other receivable	299,633	—
Inventories (note 4)	546,390	806,956
Prepaid expenses	31,564	65,010

Total current assets	1,488,166	1,755,728

Property and equipment:
Furniture, equipment and software	2,251,970	1,582,763
Leasehold improvements	5,421	—
Less accumulated depreciation and amortization	(1,453,851)	(1,120,702)

Net property and equipment	803,540	462,061

Intangible assets, net	124,036	—

	$2,415,742	$2,217,789

Liabilities and Stockholders’ Equity

Current liabilities:
Revolving credit facility (note 6)	$534,860	$573,801
Current portion of capital lease obligations (note 7)	62,953	137,978
Accounts payable	1,067,760	792,786
Accrued expenses	229,005	265,149
Current portion of deferred revenue	91,339	75,759

Total current liabilities	1,985,917	1,845,473

Long-term liabilities:
Capital lease obligations, net of current portion (note 7)	23,085	72,053
Deferred revenue, net of current portion	267,245	—

Total long-term liabilities	290,330	72,053

Commitments and contingencies (note 8)

Stockholders’ equity (note 10):
Preferred stock, par value $.01 per share, authorized 5,000,000 shares, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, authorized 50,000,000 shares, 11,668,981 and 8,724,883 shares issued and outstanding	116,689	87,249
Additional paid-in capital	20,168,669	18,615,457
Accumulated deficit	(20,145,863)	(18,402,443)

Total stockholders’ equity	139,495	300,263

	$2,415,742	$2,217,789

See accompanying notes to financial statements.

VISEON, INC.

Statements of Operations

Years ended June 30, 2001 and 2000

	2001	2000

Net sales	$3,409,352	$4,576,277
Cost of goods sold	1,746,768	2,346,015
Inventory writedown to lower of cost or market (note 4)	28,537	341,846

Gross profit	1,634,047	1,888,416

Research and development	551,356	819,733
Selling, general and administrative	2,621,291	3,327,248

Operating loss	(1,538,600)	(2,258,565)

Other income (expense):
Other income	4,073	1,792
Interest income	8,589	41,945
Interest expense	(217,482)	(267,384)

Other expense, net	(204,820)	(223,647)

Net loss	$(1,743,420)	$(2,482,212)

Basic and diluted loss per share	$(0.18)	$(0.33)

Weighted average common shares outstanding:
Basic and diluted	9,561,495	7,443,507

See accompanying notes to financial statements.

VISEON, INC.

Statements of Stockholders’ Equity

Years ended June 30, 2001 and 2000

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at June 30, 1999	6,837,281	$68,373	$17,338,241	$(15,920,231)	$1,486,383

Common stock warrant exercised	134,000	1,340	132,660	—	134,000

Common stock issued in settlement of trade payables	608,478	6,085	358,556	—	364,641

Common stock sold to directors	600,000	6,000	469,000	—	475,000

Exercise of stock options	16,800	168	9,132	—	9,300

Note payable and accrued interest converted to common stock	528,324	5,283	307,868	—	313,151

Net loss for the year ended June 30, 2000	—	—	—	(2,482,212)	(2,482,212)

Balances at June 30, 2000	8,724,883	87,249	18,615,457	(18,402,443)	300,263

Common stock sold in private placement, net of expenses	2,185,715	21,857	643,486	—	665,343

Common stock warrants issued in connection with asset acquisition	—	—	326,325	—	326,325

Common stock warrants issued for services	—	—	225,061	—	225,061

Common stock issued for services	75,000	750	28,545	—	29,295

Note payable and accrued interest converted to common stock	674,383	6,743	229,290	—	236,033

Exercise of stock options	9,000	90	3,285	—	3,375

Compensation related to stock options	—	—	97,220	—	97,220

Net loss for the year ended June 30, 2001	—	—	—	(1,743,420)	(1,743,420)

Balances at June 30, 2001	11,668,981	$116,689	$20,168,669	$(20,145,863)	$139,495

See accompanying notes to financial statements.

VISEON, INC.

Statements of Cash Flows

Years ended June 30, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Net loss	$(1,743,420)	$(2,482,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347,099	325,749
Inventory writedown to lower of cost or market (note 4)	28,537	341,846
Interest expense converted to common stock	11,033	—
Common stock issued for services	29,295	—
Warrants issued for services	225,061	—
Compensation related to stock options	97,220	—
Changes in operating assets and liabilities:
Accounts receivable, net	270,368	717,818
Inventories	232,029	(114,564)
Prepaid expenses	33,446	21,556
Accounts payable	274,974	(174,727)
Accrued expenses	(36,144)	94,731
Deferred revenue	(16,808)	(2,041)

Net cash used in operating activities	(247,310)	(1,271,844)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	992,945
Purchases of property and equipment	(353,100)	(176,788)
Payments for intangible assets	(133,189)	—

Net cash provided by (used in) investing activities	(486,289)	816,157

Cash flows from financing activities:
Repayments on revolving credit facility, net	(38,941)	(673,956)
Proceeds from note payable - related party	225,000	300,000
Payments on capital lease obligations	(123,993)	(123,590)
Proceeds from issuance of common stock, net of expenses	665,343	475,000
Proceeds from exercise of common stock warrants	—	134,000
Proceeds from exercise of common stock options	3,375	9,300

Net cash provided by financing activities	730,784	120,754

Decrease in cash and cash equivalents	(2,815)	(334,933)

Cash and cash equivalents at beginning of year	83,930	418,863

Cash and cash equivalents at end of year	$81,115	$83,930

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$219,541	$203,032

Cash paid during the year for income taxes	$—	$—

Supplemental schedule of noncash investing and financing activities:
Equipment acquired through capital lease obligations	$—	$87,916

Software acquired through the issuance of common stock warrants	$326,325	$—

Common stock issued in settlement of trade payables	$—	$364,641

Note payable and accrued interest converted to common stock	$236,033	$313,151

See accompanying notes to financial statements.

VISEON, INC.

Notes to Financial Statements

June 30,2001 and 2000

(1)        Description of Business

Founded in 1993, Viseon, Inc. (the Company) changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001.  The Company designs, manufactures and resells business level videoconferencing systems, services and accessories for domestic and international markets.  These systems are available in a variety of configurations and price points through both direct and indirect sales channels.  Recently, the Company has undergone significant change, from being a sole provider of its own videoconferencing systems, to a company which also distributes products and services provided by others.  The Company extends unsecured credit to customers in the normal course of business.

The Company experienced a significant decrease in sales as a result of the loss of two key customers in fiscal 2000 and had losses from operations and negative cash flows for the year ended June 30, 2001.  Together with a working capital deficit as of June 30, 2001, these conditions raise concerns about the Company’s ability to generate positive cash flows and fund operations.

Management plans to increase sales and improve operating results through 1) increased marketing and a broader distribution of products from a new relationship with a third party direct sales and marketing organization in the United States, and through a select group of stronger resellers and distributors, 2) increased revenue streams from a broader line of products, 3) continued measures to minimize overhead and 4) initiatives to protect is intellectual property rights. The Company is currently in the process of seeking new working capital financing from a new bank to replace its current line of credit which has expired.  To ensure the Company has access to a line of credit sufficient to meet its needs, the Company has signed an agreement with Digital Investors, LLC, under which Digital has agreed to provide a line of credit to the Company if a new line of credit has not been obtained from a bank by December 31, 2001. Management believes that funds generated from operations, funds from a recent subordinated loan, and funds from a new line credit facility (from either a new bank or Digital) will be sufficient to cover cash needs in the foreseeable future. In the event sales do not materialize at the expected rates, or the Company does not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses.

(2)        Summary of Significant Accounting Policies

(a)        Cash and Cash Equivalents

The Company considers investments in highly liquid debt securities having an initial maturity of three months or less to be cash equivalents.  The Company maintains its cash in high quality financial institutions.  The balances, at times, may exceed federally insured limits.

(b)        Inventories

Inventories are stated at the lower of cost (first-in, first-out method), or market.

(c)         Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided for using the straight-line method over their estimated useful lives which range from two to seven years.  Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease.

(d)        Capitalized Software Costs

Software costs have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.  Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred.  Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and product quality assurance are capitalized, when material.  At June 30, 2001 and 2000, the Company had $625,009 and $185,146 of unamortized computer software costs, including software acquired.  Amortization of computer software costs was $129,425 and $70,154 for the years ended June 30, 2001 and 2000.

(e)         Intangible Assets

The Company amortizes patents over their estimated useful lives of ten years using the straight-line method.  Covenants not to compete are being amortized using the straight-line method over the term of the covenants.  Accumulated amortization was $9,154 at June 30, 2001.

(f)         Revenue Recognition

The Company records sales revenue at the time merchandise is shipped.  The Company ensures the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC).

In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition.”  SAB No. 101, as amended, sets forth the SEC staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue.  The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.  The Company uses the above criteria to determine whether revenue can be recognized, and therefore, believes that the issuance of this bulletin does not have a material impact on these financial statements.  The Company adopted SAB No. 101 during the year ended June 30, 2001 and the effect of adopting was not material to the financial statements.

(g)        Shipping and Handling Costs

In accordance with recently released Emerging Issues Task Force (EITF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company is including shipping and handling revenues in sales and shipping and handling costs in cost of goods sold.

(h)        Research and Development Costs

Research and development costs are charged to operations when incurred.

(i)         Advertising Costs

All costs related to advertising the Company’s products are expensed in the period incurred. Advertising expense for the years ended June 30, 2001 and 2000 was $12,129 and $38,604.

(j)         Net Loss Per Share

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

(k)        Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(l)         Fair Value of Financial Instruments

The carrying amount for all financial instruments approximates fair value.  The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.  The fair value of debt and capital lease obligations approximates the current rates at which the Company could borrow funds with similar remaining maturities and risks.

(3)        Other Receivable

Other receivable of $299,663 is offset by deferred revenue which will be recognized in future years in accordance with the terms of the agreement.

(4)        Inventories

Inventories, net of reserve, consisted of the following at June 30:

	2001	2000

Work in progress	$0	$26,312
Components	437,150	618,847
Finished goods	109,240	161,797

	$546,390	$806,956

The fiscal year 2001 and 2000 statements of operations reflect write-downs of $28,537 and $341,846 to reduce inventory to the lower of cost or market.  The write-downs were associated with excess inventory resulting from the Company’s decision to discontinue production of certain previous generation products.

(5)        Software

In April 2001, the Company purchased from King Research the intellectual property and rights related to software products for $200,000, plus issuance up to a maximum 1,000,000 warrants.  At the signing of the agreement, the Company issued a warrant for the purchase of 750,000 shares of its common stock at an exercise price of $0.70.  These warrants were valued at $326,325 using the Black-Scholes pricing model.  If $250,000 of the Company’s product is purchased by December 2001, a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.70 will be issued.  The warrants expire in April 2006.  Amortization of the software is provided using the straight-line method over its estimated useful life of five years.

As part of the agreement, the Company entered into three covenants not to compete by paying $25,000 for each agreement.

(6)        Revolving Credit Facility

In August 2000, the Company modified its commercial loan agreement with a bank for a $2,500,000 committed line of credit facility which matured on its extended due date in August 2001.  The facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable, inventories and marketable securities.  The facility also contains certain covenants and conditions, including minimum net worth levels.  Interest on outstanding borrowings accrues at the prime rate plus 4% (10.75% at June 30, 2001).  Outstanding borrowings were $534,860 and $573,801 at June 30, 2001 and 2000, respectively.  In September 2001 the bank demanded full payment including interest.  The Company is negotiating repayment terms with the bank.

(7)        Capital Lease Obligations

The following is a summary of leased equipment as of June 30:
	2001	2000

Equipment	$484,147	$484,147
Less accumulated amortization	(383,842)	(230,084)

	$100,305	$254,063

The following is a schedule of future minimum lease payments under capital leases with the present value of the minimum lease payments as of June 30, 2001:

2002	$81,696
2003	12,171

Total minimum lease payments	93,867

Less amount representing interest from 14% to 17%	(7,829)

Present value of minimum lease payments	86,038

Less current portion	(62,953)

$23,085

(8)        Commitments and Contingencies

(a)        Operating Leases

The Company leases office space and various equipment under noncancelable operating leases with terms of monthly to three years.  One of the leases requires the Company to pay its prorata share of operating expenses. Future minimum rental payments due under noncancelable operating leases are as follows for the fiscal years ending June 30:
2002	$51,757
2003	21,800
2004	1,300

Total	$74,857

Total rent expense was $130,621 and $173,680 for the years ended June 30, 2001 and 2000.

(b)        Software License Agreements

During 1994, the Company entered into a software license agreement with a software development company which expires in 2004.  Pursuant to the agreement, the Company is to pay a royalty fee of up to $25.00 per unit of videoconferencing systems containing the software.  Royalty expenses related to this agreement for the years ended June 30, 2001 and 2000 were $17,850 and $23,850.

During 1996, the Company entered into a software license agreement with a software development company.  Pursuant to the agreement, in addition to upfront licensing and production fees of $90,000, the Company is to pay a royalty fee of up to $40.00 per unit of videoconferencing systems containing the software.  Royalty expenses related to this agreement for the year ended June 30, 2001 and 2000 were $3,558 and $4,532.

During 1998, the Company entered into a software license agreement with a software development company which expires in 2003. Pursuant to the agreement, in addition to upfront licensing and production fees of $25,000, the Company is to pay a royalty fee of up to $5.00 per unit of videoconferencing systems containing the software.  Royalty expenses related to this agreement for the years ended June 30, 2001 and 2000 were $3,705 and $4,770.

During 1999, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, in addition to upfront licensing and production fees of $25,000, the Company is to pay a royalty fee of $5.00 per unit of videoconferencing systems containing the software.  The Company had no sales of related systems containing the software during the years ended June 30, 2001 and 2000.

(c)         Manufacturing Agreement

On August 28, 1996, the Company entered into a manufacturing agreement with a third party custom manufacturer (Manufacturer).  Pursuant to this agreement, the Manufacturer agrees to produce the Company’s videoconferencing products, and warrant that all products will be free from defects in material and workmanship for twelve months from the date the Company ships to the customer, or fifteen months from the date the Manufacturer ships to the Company, whichever comes first.

The agreement may be terminated by either party upon failure of the other party to comply with any material term of the agreement after a 30 day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement.  The Company may also terminate the agreement upon 30 days written notice. In such case, the Company would be obligated to pay for material and work in progress for products ordered.  As of June 30, 2001, the Company’s obligation for material and work in progress for products ordered amounted to; up to approximately $921,000.

(d)        Distributor and Dealer Agreements

The Company is a party to distributor and dealer agreements with several companies. Certain distributors and dealers have minimum purchase obligations. The term of each agreement is one year, renewable for additional one-year periods. Distributors and dealers receive discounts depending upon the number of systems ordered from the Company.

(e)         Marketing Agreement

In February 2001, in connection with a marketing agreement with a company to market its products and services, the Company issued the rights to purchase warrants for 1,000,000 shares of its common stock at an exercise price of $0.45.  These warrants were valued at $206,300 using the Black-Scholes pricing model.  The warrants will be issued based on the achievement of gross sales targets by December 2001.  The warrants expire in February 2006.

The Company is obligated to pay commissions based on the terms outlined on the agreement.  Commission expense for the year ended June 30, 2001 was $50,082.

(f)         Investor and Recruitment Agreement

In February 2001, in connection with an agreement for seeking of potential investors and recruiting and hiring of senior management, the Company issued the rights to purchase warrants for 500,000 shares of its common stock at an exercise price of $0.45.  50,000 warrants were issued and vested immediately and were valued at $10,315 using the Black-Scholes pricing model.  Based on the agreement, 450,000 warrants will vest at a rate of 37,500 quarterly and may vest earlier based on the achievement of earnings criteria as defined in the agreement.  Based on the agreement, 37,500 warrants vested and were valued at $7,736 using the Black-Scholes pricing model.  The warrants expire in February 2006.

Based on the terms of the agreement, the Company must pay $500 per month for consulting fees.  Consulting fee expense for the year ended June 30, 2001 was $1,500.

(g)        Major Customers and Concentration of Credit Risk

Sales to three customers represented approximately 39% of net sales for the year ended June 30, 2001 with accounts receivable from two customers representing approximately 76% of total accounts receivable as of June 30, 2001.  During the year ended June 30, 2000, sales to two customers represented approximately 28% of net sales, with accounts receivable from these two customers representing approximately 41% of total accounts receivable as of June 30, 2000.

(h)        Restructuring Costs

During June 2001, the Board of Directors approved the movement of the Company’s corporate office from Minneapolis, Minnesota to Dallas, Texas.  The expenses related to this decision at June 30, 2001 were $138,285 and were included in selling, general and administrative expenses.

(i)         Employment Agreements

At June 30, 2001, the Company has an employment agreement with one of its officers which expires at-will.  The contract requires either one year of severance pay or release of the noncompete clause in the agreement.

The Company also has employment agreements with three of its employees which expires at-will.  The agreement requires six months’ severance in the event of sale or merger of the Company.

(9)        Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities.  The Company has incurred cumulative net operating losses for both financial statement and income tax reporting purposes.  At June 30, 2001, the Company had net operating loss carryforwards of approximately $18,700,000 and research and development credit carryforwards of approximately $238,000.  If not used, these carryforwards will begin to expire in 2010.  During 1996, a change in ownership occurred pursuant to Section 382 of the Internal Code that limits the use of loss carryforwards in any one year.  Subsequent ownership changes may further limit the use of these net operating loss carryforwards.  The Company has recorded a full valuation allowance of $7,754,000, and $7,105,000 at June 30, 2001 and 2000 against the net deferred tax asset due to the uncertainty of realizing the related benefits.

(10)      Stockholders' Equity

(a)        Common Stock

In September 1999, the Company issued 134,000 shares of common stock upon the exercise of warrants held by a director.  The Company received proceeds of $134,000 upon the exercising of the warrants ($1.00 per share).  These shares have not been registered with the Securities and Exchange Commission.

In November 1999, the Company sold 600,000 shares of common stock to Company directors.  The Company received $475,000 in exchange for the 600,000 shares of common stock ($1.00 and $.50 per share).  These shares have not been registered with the Securities and Exchange Commission.

In November 1999 and June 2000, the Company issued a total of 608,478 shares of common stock to its third party manufacturer, as payment on trade debt of $364,641 ($1.00 and $.40 per share).  These shares have not been registered with the Securities and Exchange Commission.

In March 2000, the Company issued 16,800 shares of common stock upon the exercise of stock options.  The Company received proceeds of $9,300 upon the exercise of the options ($.38 and $1.13 per share).  These shares have been registered with the Securities and Exchange Commission and are freely tradable.

In June 2000, a director of the Company converted two $150,000 notes payable and accrued interest due from the Company into common stock.  The Company issued 528,324 shares of common stock upon conversion of the notes payable which, together with accrued interest at 10%, totaled  $313,151.  The notes payable were converted into common stock at prices of $.53 and $.67 per share, respectively.  These shares have not been registered with the Securities and Exchange Commission.

In January 2001, the Company issued 75,000 shares of common stock valued at $29,295 as payment for consulting services to the former president of the Company.  These shares have not been registered with the Securities and Exchange Commission.

In February 2001, a director of the Company converted a $225,000 note payable and accrued interest due from the Company into common stock.  The Company issued 674,383 shares of common stock upon conversion of the note payable which, together with accrued interest at 10%, totaled  $236,033.  The note payable were converted into common stock at a price of $0.35 per share.  These shares have not been registered with the Securities and Exchange Commission.

During fiscal 2001, the Company received $665,343, net of offering costs as a result of a private placement of 2,185,715 shares of common stock to Digital Investors, LLC (Digital) for $0.35 per share.  The shares were sold in connection with a Stock Purchase Agreement between the Company and Digital.  This agreement was amended October 1, 2001.  With the amendment, Digital issued warrants for the purchase of 800,000 shares of common stock at an exercise price of $0.75 per share expiring in October 2011.  These shares have not been registered with the Securities and Exchange Commission.

(b)        Stock Warrants

In July 1995, in connection with the Company’s initial public offering, the Company issued warrants to the underwriter for the purchase of 122,500 shares of common stock at an exercise price of $7.50.  The warrants were exercisable through July 2000 and expired.

In September 1996, in connection to the Company’s private offering of 1,500,000 of its common stock, the Company issued a warrant to the placement agent for the purchase of 150,000 shares of its common stock at an exercise price of $3.00.  The warrant is exercisable through September 2002.

In January 1998, in connection with the Company’s private offering of 1,671,255 shares of its common stock, the Company issued a warrant to the placement agent for the purchase of 167,126 shares of its common stock at an exercise price of $1.65.  The warrant expires January 2008.

Two directors of the Company had warrants for the purchase of 15,000 shares of common stock at an exercise price of $3.00 per share.  These warrants were exercisable through June 30, 2001 and expired.  During 2000, warrants held by a director and other third parties for the purchase of 141,000 shares of common stock expired.

Total warrants outstanding at June 30, 2001 were 2,657,126 with exercise prices ranging from $0.45 to $3.00 and expiring through April 2006.

(d)        Stock Options

The Company has a stock plan which permits the granting of stock options, including incentive stock options as defined under Section 422 of the Internal Revenue Code of 1986, nonqualified stock options and restricted stock.  The exercise price for options granted under the stock plan shall be at a price determined at the sole discretion of the compensation committee of the Company’s board of directors provided, however, that incentive stock options granted under the plan shall be granted at exercise prices equal to the fair market value on the date of grant (110% for a stockholder holding 10% or more of the outstanding shares of common stock).

The Company has reserved 2,000,000 shares of common stock for issuance under the plan.  At June 30, 2001, 1,076,950 shares remained available for grant.  Options issued become exercisable over varying periods as provided in the individual plan agreements and have a term of five or ten years.

A summary of changes in common stock options during the years ended June 30, 2001 and 2000 is as follows:
	Options	Weighted average exercise price per share

Outstanding at June 30, 1999	1,252,750	$2.17

Granted	497,000	0.47
Exercised	(16,800)	0.55
Canceled	(627,150)	1.87

Outstanding at June 30, 2000	1,105,800	1.60

Granted	15,000	0.38
Exercised	(9,000)	0.38
Canceled	(188,750)	1.72

Outstanding at June 30, 2001	923,050	$1.43

Exercisable at June 30, 2001	784,468	$1.55

The following tables summarize information about stock options outstanding as of:

	June 30, 2001
	Options outstanding			Options exercisable
Exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.38-0.52	512,800	5.35	$0.40	402,550	$0.40
1.12-3.00	621,250	5.73	2.24	592,918	2.25
6.25-9.25	170,000	4.65	7.74	170,000	7.74

$0.38-9.25	1,304,050	5.44	$2.23	1,165,468	$2.41

	June 30, 2000
	Options outstanding			Options exercisable
Exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.38-0.52	561,800	1.27	$0.40	170,136	$0.41
1.12-3.00	745,000	5.12	2.15	578,339	2.14
6.25-9.25	180,000	5.67	7.82	180,000	7.82

$0.38-9.25	1,486,800	3.73	$2.18	928,475	$2.93

The Company applies APB No. 25 and related interpretations in accounting for its stock option plans.  Accordingly, $97,220 and $0 of compensation cost has been recognized in the accompanying statements of operations for the years ended June 30, 2001 and 2000.  Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net loss and basic and diluted loss per share would have been increased to the following pro forma amounts:
	Year ended June 30,

	2001	2000

Net loss:
As reported	$(1,743,420)	(2,482,212)
Pro forma	(2,011,950)	(2,846,561)

Basic and Diluted loss per share:
As reported	$(.18)	(.33)
Pro forma	(.21)	(.38)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001 and 2000; risk-free interest rates of 4.5% and 6.28%, expected option lives of 10 years and 5.46 years, expected volatility of 61.12% and 38.4% and expected dividend yield of 0%.

The weighted average fair values of options granted in 2001 and 2000 were as follows:
Fiscal 2001 grants	$0.12
Fiscal 2000 grants	0.22

(11)      Retirement Savings Plan

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of section 401(K) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements.  Profit sharing contributions by the Company are completely discretionary.  The Company made no contributions during the years ended June 30, 2001 and 2000.

(12)      Related Party Transaction

During the years ended June 30, 2001 and 2000, the Company purchased advertising and marketing services from a related party totaling $20,039 and $41,352.  The Company believes that the fees paid related to these services were equivalent to those that would be paid under an arm’s length transaction.

(13)      Subsequent Event

In October 2001, the Company received $800,000 from Digital from a subordinated note due in October 2002.  Interest is due quarterly at 12%, the note is subordinated to all bank debt and is secured by substantially all assets of the Company.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 11, 2001	VISEON, INC.

By: /s/ John C. Harris

Chief Executive Officer and President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 11, 2001.

POWER OF ATTORNEY

             Each person whose signature appears below constitutes and appoints James D. Hanzlik or John C. Harris as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

SIGNATURE	TITLE

/s/ John C. Harris	Chief Executive Officer and President

John C. Harris

/s/ James D. Hanzlik	Chief Financial Officer

James D. Hanzlik

/s/ Richard F. Craven	Chairman of the Board

Richard F. Craven

/s/ Byron G. Shaffer	Director

Byron G. Shaffer

/s/ S. Albert Hanser	Director

S. Albert Hanser

VISEON, INC.
Exhibit Index to
Form 10-KSB for the Year Ended June 30, 2001

Exhibit No.	Title of Document	Method of Filing

2.1	Plan of Merger between RSI Systems, Inc. and Viseon, Inc.	Filed as Exhibit 10.40 to the Company’s March 200110-QSB and incorporated herein by reference.

3.1	Articles of Incorporation of Viseon, Inc.	Filed as Exhibit 3.1 to the Company's S-2/A Registration Statement dated July 25, 2001 and incorporated herein by reference.

3.2	Certificate of Amendment of Articles of Incorporation of Viseon, Inc., dated May 24, 2001.	Filed as Exhibit 3.1 to the Company's S-2 Registration Statement dated July 25, 2001 and incorporated herein by reference.

3.3	Bylaws of Viseon, Inc.	Filed as Exhibit 3.1 to the Company's S-2/A Registration Statement dated July 25, 2001 and incorporated herein by reference.

4.1	Form of Warrant granted to RSI Marketing, LLC.	Filed as Exhibit A to Exhibit 10.36 to the Company’s March 31, 2001 10-QSB and incorporated herein by reference.

4.2	Form of Warrant granted to Active Management, LLC.	Filed as Exhibit A to Exhibit 10.38 to the Company’s March 31, 2001 10-QSB and incorporated herein by reference.

10.1	1994 Stock Plan.*	Filed as Exhibit 10.5 to the SB-2 Registration Statement and incorporated herein by reference.

10.2	Form of Inventions, Confidential Information and Non-Competition Agreement.	Filed as Exhibit 10.2 to the SB-2 Registration Statement and incorporated herein by reference.

10.3	Letter of Credit Agreement, dated September 19, 1994.	Filed as Exhibit 10.13 to the SB-2 Registration Statement and incorporated herein by reference.

10.4	Letter of Credit Agreement, dated December 13, 1994, as amended.	Filed as Exhibit 10.14 to the SB-2 Registration Statement and incorporated herein by reference.

10.5	Link Technology Inc. Source Code Software License	Filed as Exhibit 10.15 to the SB-2 Registration Agreement. Statement and incorporated herein by reference.

10.6	Design Royalty Agreement between the Company and	Filed as Exhibit 10.16 to the SB-2 Registration Worrell Design Inc. Statement and incorporated herein by reference.

10.7	License Agreement with DSP Software Engineering, Inc. dated February 1, 1996.	Filed as Exhibit 10.15 to the Form 10-KSB Annual Report of the Company for 1996, File No. 000-27106 (the “Company’s 1996 10-KSB”) and incorporated herein by reference.

10.8	Addendum to License Agreement with Link Technology, Inc. dated April 29, 1996	Filed as Exhibit 10.17 to the Company's 1996 10-KSB and incorporated herein by reference.

10.9	Employment Agreement between the Company and Donald Lies.*	Filed as Exhibit 10.20 to the Company's 1996 10-KSB and incorporated herein by reference.

10.10	Manufacturing Agreement with Altron, Inc. dated August 28, 1996.	Filed as Exhibit 10.21 to the Company's 1996 10-KSB and incorporated herein by reference.

10.11	Selling Agency Agreement with Miller Johnson & Kuehn Incorporated dated August 22, 1996	Filed as Exhibit 10.23 to the Company's 1996 10-KSB and incorporated herein by reference.

10.12	Shareholder Agreement dated April 30, 1996.	Filed as Exhibit 10.24 to the Company's 1996 10- KSB and incorporated herein by reference.

10.13	New Employee Inventions, Confidentiality and Non-compete Agreement	Filed as Exhibit 10.13 to the Form 10-KSB Annual Report of the Company for 1997, File No. 000-27106 (the “Company’s 1997 10-KSB”) and incorporated herein by reference.

10.14	Non-Qualified Stock Option Agreement with Donald C. Lies.*	Filed as Exhibit 10.14 to the Company's 1997 10-KSB and incorporated herein by reference

10.15	Restricted Stock Agreement with Donald C. Lies.*	Filed as Exhibit 10.15 to the Company's 1997 10-KSB and incorporated herein by reference

10.16	Qualified Stock Option Agreement with Donald C. Lies.*	Filed as Exhibit 10.16 to the Company's 1997 10-KSB and incorporated herein by reference

10.17	Termination of Stock Purchase and Subscription Agreement.*	Filed as Exhibit 10.17 to the Company's 1997 10-KSB and incorporated herein by reference

10.18	Norwest Loan Agreement.	Filed as Exhibit 10.18 to the Company's 1997 10-KSB and incorporated herein by reference

10.19	Selling Agency Agreement with Miller Johnson & Kuehn Incorporated dated December 29, 1997.	Filed as Exhibit 10.19 to the Form 10-KSB Annual Report of the Company for 1998, File No. 000-27106 (the “Company's 1998 10-KSB”) and incorporated herein by reference.

10.20	Amended and Restated Credit and Security Agreement	Filed as Exhibit 10.20 to the Company's 1998 10-(Norwest Bank Minnesota, N. A.) KSB and incorporated herein by reference.

10.21	Amended and Restated Credit and Security	Filed as Exhibit 10.21 to the Company's 1998 10-KSB and incorporated herein by reference

10.22	First Amendment to the Eximbank guaranteed Amended and Restated Credit and Security Agreement.	Filed as Exhibit 10.22 to the Company's 1998 10-KSB and incorporated herein by reference

10.23	Second Amendment to Amended & Restated Credit & Security Agreement.	Filed as Exhibit 10.23 to the Form 10-KSB Annual & Report of the Company for 1999, File No. 000-27106 (the “Company's 1999 10-KSB”) and incorporated herein by reference

10.24	Third Amendment to Amended & Restated Credit & Security Agreement.	Filed as Exhibit 10.24 to the Company's 1999 10-KSB and incorporated herein by reference

10.25	First Amendment to Patent & Trademark Security Agreement	Filed as Exhibit 10.25 to the Company's 1999 10-KSB and incorporated herein by reference

10.26	First Amendment to Patent & Trademark Security Agreement.	Filed as Exhibit 10.26 to the Company's 1999 10- KSB and incorporated herein by reference

10.27	Severance Agreement Between the Company and Donald C. Lies.	Filed as Exhibit 10.27 to the Company's 1999 10- KSB and incorporated herein by reference

10.28	Fourth Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults (Wells (the Fargo Business Credit, N.A.).	Filed as Exhibit 10.28 to the Form 10-KSB Annual Report of the Company for 2000, File No. 000-27106 “Company's 2000 10-KSB”) and incorporated herein by reference.

10.29	Second Amended and Restated Credit and Security Agreement (Wells Fargo Bank Minnesota, N.A.).	Filed as Exhibit 10.29 to the Company’s 2000 10- KSB and incorporated herein by reference.

10.30	Export Import Bank of the United States Working Capital Guarantee Program, Borrower Agreement.	Filed as Exhibit 10.30 to the Company’s 2000 10- KSB and incorporated herein by reference.

10.31	Note Payable to Richard F. Craven.	Filed as Exhibit 10.31 to the Company’s 2000 10- KSB and incorporated herein by reference.

10.32	Modified Separation and Severance Agreement between the Company and Donald C. Lies.	Filed as Exhibit 10.32 to the Company’s 2000 10- KSB and incorporated herein by reference

10.33	Note Payable to Richard F. Craven.	Filed as Exhibit 10.33 to the Form 10-QSB Quarterly Report of the Company for Period ended December 31, 2000, File No. 000-27106 (the “Company's December 2000 10-QSB”) and incorporated herein by reference.

10.34	Note Payable to Richard F. Craven.	Filed as Exhibit 10.34 to the Company's December 2000 10-QSB and incorporated herein by reference.

10.35	Stock Purchase Agreement by and between Company and Digital Investors, LLC, dated as of February 23, 2001.	Filed as Exhibit 10.33 to Company’s March 2001 10- QSB and incorporated herein by reference.

10.36	Shareholder Voting Agreement by and between the Company and Digital Investors, LLC, Richard F. Craven and Byron G. Shaffer, dated as of February 23, 2001.	Filed as Exhibit 10.34 to Company's March 2001 10-QSB and incorporated herein by reference.

10.37	Registration Rights Agreement by and between Company and Digital Investors, LLC, dated as of February 23, 2001.	Filed as Exhibit 10.35 to Company’s March 2001 10-QSB and incorporated herein by reference.

10.38	Marketing Agreement by and between Company and RSI Marketing, LLC, dated as of February 23, 2001.	Filed as Exhibit 10.36 to Company’s March 2001 10-QSB and incorporated herein by reference.

10.39	Registration Rights Agreement by and between Company and RSI Marketing, LLC, dated as of February 23, 2001.	Filed as Exhibit 10.37 to Company’s March 2001 10-QSB and incorporated herein by reference.

10.40	Management and Consulting Agreement by and between Company and Active Management, LLC, dated as of February 23, 2001.	Filed as Exhibit 10.38 to Company’s March 2001 10-QSB and incorporated herein by reference.

10.41	Registration Rights Agreement by and between Company and Active Management, LLC, dated as of February 23, 2001.	Filed as Exhibit 10.39 to Company’s March 2001 10-QSB and incorporated herein by reference.

10.42	Asset Purchase Agreement with King Research, LLC, dated April 12, 2001.	Filed as Exhibit 10.41 to Company’s March 2001 10-QSB and incorporated herein by reference.

10.43	Licensing and Manufacturing Agreement with Mike Prell d/b/a Dallas Computer Recovery, dated April 12, 2001.	Filed as Exhibit 10.42 to Company’s and Mike Prell March 2001 10-QSB and incorporated herein by reference.

10.44	Non-Competition, Confidentiality and Assignment Agreement with King Research, LLC, and Jeff Clem, dated April 12, 2001.	Filed as Exhibit 10.43 to Company’s March 2001 10-QSB and incorporated herein by reference.

10.45	Non-Competition, Confidentiality and Assignment Agreement with King Research, LLC, dated April 12, 2001.	Filed as Exhibit 10.44 to Company’s March 2001 10-QSB and incorporated herein by reference.

10.46	Non-Competition, Confidentiality and Assignment Agreement with King Research, LLC, Mike Prell and Mike Prell d/b/a Dallas Computer Recovery, dated April 12, 2001	Filed as Exhibit 10.45 to Company’s March 2001 10-QSB and incorporated herein by reference.

10.47	Non-Competition, Confidentiality and Assignment Agreement with King Research, LLC, and Andrew Sears, dated April 12, 2001.	Filed as Exhibit 10.46 to Company’s March 2001 10-QSB and incorporated herein by reference.

10.48	First Amendment to Stock Purchase Agreement	Filed herewith electronically.

10.49	Security Agreement with Digital Investors, LLC	Filed herewith electronically.

10.50	Note Payable to Digital Investors, LLC	Filed herewith electronically.

21.1	Subsidiary of the Registrant.	Filed as Exhibit 21.1 to the Company's 1996 10-KSB and incorporated herein by reference.

21.2	Subsidiary of Registrant.	Filed as Exhibit 21.2 to the Company's December 2000 10-QSB and incorporated herein by reference.

23.1+	Consent of Virchow, Krause & Company, LLP	Filed herewith electronically.

24.1+	Power of attorney from directors (included in signature page of this Registration Statement).	Filed herewith electronically.

____________________________
+ Filed herewith.
* Denotes an exhibit that covers management contracts or compensatory plans or arrangements.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Secretary, Viseon, Inc. at the executive offices of the Company.