Form 10QSB
period 2001-09-30
VISEON INC
filed 2001-11-14
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.

Commission File Number 0-27106

Viseon, Inc.

(Formerly RSI Systems, Inc.)

(Exact name of small business issuer as specified in its charter)

Nevada	41-1767211
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8700 North Stemmons Freeway #310 Dallas, Texas	75247
(Address of principal executive offices)	(Zip Code)

(214)-424-5700
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

The Company had 11,683,781 shares of Common Stock, $ 0.01 par value per share, outstanding as of November 12, 2001.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

Viseon, Inc.

VISEON, INC.

Balance Sheets

	September 30,	June 30,
	2001	2001
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$161,810	81,115
Accounts receivable, net of allowance for doubtful accounts of $191,444 and $144,000, respectively	1,239,039	529,464
Other Receivable	-	299,633
Inventories	2,279,994	546,390
Prepaid expenses	49,298	31,564
Total current assets	3,730,141	1,488,166

Property and equipment:
Furniture and equipment	2,246,547	2,251,970
Leasehold improvements	5,421	5,421
Less accumulated depreciation and amortization	(1,536,605)	(1,453,851)
Net property and equipment	715,363	803,540

Intangible assets, net	114,089	124,036

Total assets	$4,559,593	2,415,742

Liabilities and Stockholders' Equity

Current liabilities:
Revolving credit facility	$475,954	534,860
Current portion of capital lease obligations	52,708	62,953
Accounts payable	3,266,876	1,067,760
Accrued expenses	376,569	229,005
Deferred revenue	272,201	91,339
Total current liabilities	4,444,308	1,985,917

Long-term liabilities:
Capital lease obligations, net of current portion	19,206	23,085
Deferred Revenue, net of current portion	-	267,245
Total long-term liabilities	19,206	290,330

Total liabilities	4,463,514	2,276,247

Stockholders' equity:
Preferred stock ($.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding)	-	-
Common stock ($.01 par value per share, 50,000,000 shares authorized, 11,668,981 issued and outstanding)	116,689	116,689
Additional paid-in capital	20,249,511	20,168,669
Accumulated deficit	(20,270,121)	(20,145,863)
Total stockholders' equity	96,079	139,495

Total liabilities and stockholders' equity	$4,559,593	2,415,742

See accompanying notes to financial statements.

VISEON, INC.

Statements of Operations

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2001	2000
	(Unaudited)	(Unaudited)

Net sales	$1,616,619	$887,650
Cost of goods sold	1,009,577	453,867
Gross profit	607,042	433,783

Research and development	108,906	145,049
Selling, general and administrative	672,401	513,597
Operating loss	(174,265)	(224,863)

Other income (expense):
Interest income (expense), net	(52,379)	(64,744)
Other income (expense), net	102,386	-
Other income (expense), net	50,007	(64,744)

Net loss	$(124,258)	$(289,607)

Net loss per common share - basic	$(0.01)	$(0.03)
Net loss per common share - diluted	$(0.01)	$(0.03)

Weighted average shares outstanding - basic	11,668,981	8,724,883
Weighted average shares outstanding - diluted	11,668,981	8,724,883

See accompanying notes to financial statements.

VISEON, INC.

Statements of Cash Flows

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2001	2000
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(124,258)	$(289,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,701	77,006
Compensation related to stock options	51,126	-
Warrents issued for services	21,116	-
Changes in operating assets and liabilities:
Accounts receivable, net	(709,575)	29,806
Inventories	(1,733,604)	84,251
Prepaid expenses	(17,734)	10,148
Accounts payable	2,207,716	(14,805)
Accrued expenses	147,564	(22,994)
Deferred revenue	213,250	6,517
Net cash provided by (used in) operating activities	148,302	(119,678)

Cash flows from investing activities:
Proceeds from sale of furniture and equipment	5,423	-
Purchases of furniture and equipment	-	(9,236)
Payments for intangible assets	-	(70,344)
Net cash provided by (used in) investing activities	5,423	(79,580)

Cash flows from financing activities:
Net borrowing (repayments) on revolving credit facility	(58,906)	(34,745)
Payments on capital lease obligations	(14,124)	(34,075)
Proceeds from note payable-stockholder	-	225,000
Net cash provided by (used in) financing activities	(73,030)	156,180

Net change in cash and cash equivalents	80,695	(43,078)

Cash and cash equivalents at beginning of period	$81,115	$83,930

Cash and cash equivalents at end of period	$161,810	$40,852

See accompanying notes to financial statements.

VISEON, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2001 and 2000

1.  BASIS OF PRESENTATION:

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted or condensed pursuant to such rules and regulations.  The accompanying unaudited financial statements should be read in conjunction with the Company’s June 30, 2001 financial statements and related notes included in the Company’s Annual Report on Form 10-KSB.

The financial statements reflect all adjustments, of a normally recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods.

2.     REVOLVING CREDIT FACILITY:

The Company has had a commercial loan agreement with a bank for a $2,500,000 line of credit facility which matured on its extended due date of August 26, 2001.  The facility was secured by all corporate assets and provided working capital based on a borrowing base comprised of accounts receivable, inventories and marketable securities.  The facility also contained certain covenants and conditions, including minimum net worth levels.  Interest on outstanding borrowings accrued at the prime rate plus 4% (10.0% at September 30, 2001).  Outstanding borrowings on the line of credit were $475,954 and $534,860 at September 30, 2001 and June 30, 2001, respectively. In September 2001 the bank notified the Company it was in default on the loan agreement and demanded full payment on the line of credit balance including interest. On October 30, 2001 the Company paid all outstanding principal and interest due to the bank.

3.  RELATED PARTY TRANSACTIONS:

On October 5, 2001, the Company received proceeds of $800,000 from Digital Investors, LLC in the form of a  note due October 5, 2002.  The note is secured by all the Company's assets and is subordinated to its bank line of credit, if any.  Interest is due quarterly at an annual rate of 12%.  The Company expects to repay the note, together with accrued interest, from the proceeds of the remaining shares of common stock to be purchased by Digital under a  Stock Purchase Agreement as amended (see below).

To ensure the Company has access to a line of credit sufficient to meet its needs, the Company has signed an agreement with Digital Investors, LLC, under which Digital has agreed to provide a line of credit to the Company under terms and conditions that are acceptable to the Company.   Under this agreement , Digital's agreement  to provide a line of credit is contingent upon the Company not signing a line of credit agreement with a bank by December 31, 2001.

On October 5, 2001, the Company and Digital Investors, LLC (Digital) signed an amendment to a Stock Purchase Agreement (the "Agreement") originally signed in February 2001, to; 1) change the required closing date for the remaining shares to be purchased under the Agreement to "3 days" from the effective date of the S-2 registration, as opposed to "10 days", 2) issue to Digital, ten-year warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $.75 per share, upon the final closing of common stock purchased under the agreement, 3) waive the requirement for a registration of the shares purchased under the Agreement prior to the final closing of the Agreement, if such registration has not been declared effective by October 1, 2002, and 4) require the Company to file a registration statement covering all shares and warrants issued to Digital under the amended Agreement within 30 days of the final closing of the amended Agreement, in the event such registration has not been completed by the date of such closing.  The Company expects to file a second amendment to the S-2 registration statement to reflect these changes to the Stock Purchase Agreement in the near future.  There can be no assurances that such amended S-2 registration will be declared effective by the Securities and Exchange Commission in the near future or at all. If the Securities and Exchange Commission does not declare the S-2 registration effective, the Company plans to file an alternative registration statement in order to register the total number of shares and warrants to be issued  to Digital under the Stock Purchase Agreement as amended.  As of November 12, 2001, there are 2,314,285 shares remaining to be purchased by Digital at $.35 per share under the amended Stock Purchase Agreement for a total gross price of $810,000.

4.    COMMITMENTS AND CONTINGENCIES:

(a) Manufacturing Agreement

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

The agreement may be terminated by either party upon failure of the other party to comply with any material term of the agreement after a 30 day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement.  The Company may also terminate the agreement upon 30 days written notice. In such case, the Company would be obligated to pay for material and work in progress for products ordered.  As of September 30, 2001, the Company’s obligation for material and work in progress for products ordered amounted to; up to approximately $921,000.

(b) Marketing Agreement

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

(c) Investor and Recruitment Agreement

In February 2001, in connection with an agreement for seeking of potential investors and recruiting and hiring of senior management, the Company issued the rights to purchase warrants for 500,000 shares of its common stock at an exercise price of $0.45.  50,000 warrants were issued and vested immediately and were valued at $10,315 using the Black-Scholes pricing model.  Based on the agreement, 450,000 warrants vest at a rate of 37,500 quarterly and may vest earlier based on the achievement of earnings criteria as defined in the agreement.  Based on the agreement, 37,500 warrants were issued and were valued at $7,736 using the Black-Scholes pricing model during the first quarter of fiscal year 2002.  The warrants expire in February 2006.

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements.  Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements.  Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Viseon, Inc., a Nevada corporation, (formerly RSI Systems, Inc.) is a global visual communication sales, service and manufacturing organization.   Viseon, Inc., (the “Company” or “Viseon”), designs, manufactures and sells high performance, business quality videoconferencing systems, services and accessories throughout a worldwide direct and indirect sales network including resellers, distributors and OEM or private label partners. The former RSI Systems, Inc. was incorporated under the laws of Minnesota on December 21, 1993.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

Net Sales.  Net sales for the first quarter of fiscal year 2002 were $1,616,619, up 82% from $887,650 in the first quarter of fiscal year 2001.  The increase in sales in the first quarter of fiscal year 2002 was primarily a result of higher sales volume associated with the Company’s new sales efforts in North America and revenues associated with the Company's licensing of its patents.

The Company has an exclusive sales and marketing arrangement with RSI Marketing, LLC (RSIM) whereby RSIM sells and markets the Company's products, as well as those manufactured by others, exclusively in North America.  The primary goal for RSIM is to sell the company's products directly to the video conferencing end user. The majority of these accounts are either significant in size or their requirements dictate direct interaction with the manufacturer (the Company).  Though it is not Viseon’s intention to compete with its other distribution channels, many of the organizations which make larger purchases of videoconferencing equipment have dictated that the manufacturer provide specialized services (be they domestic or global) or modify products for their specific application. Excluding the sale of patent licensing rights described below, the increased level of sales during the first quarter of fiscal year 2002 was a direct result of the sales and marketing efforts of RSIM.

During the first quarter of fiscal year 2002, the Company continued to take measures to protect its patents from infringement by other companies.  In connection with these efforts the Company earned  revenue of $299,633 during the first quarter of fiscal year 2002 from the sale of patent licensing rights to a third party.

Gross Profit.  Gross profit was $607,042 in the first quarter of fiscal year 2002 compared to a gross profit of $433,783 during the first quarter of fiscal year 2001. Gross profit for the first quarter of fiscal year 2002 included revenue associated with the Company's licensing of its patents totaling $299,633.  Excluding this revenue of $299,633, cost of goods sold as a percentage of net sales in the first quarter of fiscal year 2002 were 77% compared to 51% in the first quarter of fiscal year 2001.  The higher cost of goods sold as a percent of net sales during the first quarter of fiscal year 2002 was due to changes in the mix of products shipped in the current quarter compared to the first quarter of fiscal year 2001. During the first quarter of fiscal year 2002, the proportion of sales generated from products purchased from other manufacturers increased significantly.  These products were sold at gross margins which are lower than products produced by the Company.  In contrast, Company-produced products formed the primary basis for sales in the first quarter of fiscal year 2001. This trend is expected to continue in future quarters during fiscal year 2002, as part of the Company's strategy of increasing its installed base of videoconferencing units and broadening its product line.

Downward market pressure on the pricing of videoconferencing units continued to remain strong during the first quarter of fiscal year 2002 and is expected to continue.  This pressure also contributed to the higher level of costs as a percentage of net sales during the first quarter of fiscal year 2002, compared to fiscal year 2001.

Research and Development Expenses.  Research and development expenses were $108,906 for the first quarter of fiscal year 2002, or 7% of net sales, compared to research and development expenses of $145,049 or 16% of net sales for the first quarter of fiscal year 2001. Actual expenses  decreased approximately $36,000 as a result of lower head count associated with the Company's overall strategy of broadening its current product offerings through new relationships with other manufacturers, and the acquisition or sharing of product technology.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $672,401 or 42% of net sales for the first quarter of fiscal year 2002 compared to $513,597 or 58% of net sales for the first quarter of fiscal year 2001. The percentage decrease was a result of increased sales during the first quarter of fiscal year 2002.  The higher level of spending on selling, general and administrative expenses during the first quarter of fiscal year 2002 was primarily a result of increased marketing expenses associated with higher sales activity and increased amortization expenses related to the Company's Automated Line Routing Switch and patents.

In addition, selling, general and administrative expenses during the first quarter of fiscal year 2002 include approximately $51,000 non-cash expenses related to modifications of stock options held by employees under variable accounting rules for such modifications. The modifications were made in connection with the Company's restructuring and relocation of its headquarters during the first quarter of fiscal year 2002.

Other Income (Expense).  Other income (expense) was $50,007 in the first quarter of fiscal year 2002, compared to $(64,744) in the first quarter of fiscal year 2001.   The increase in other income (expense) during the first quarter of fiscal year 2002 was primarily a result of income recognized in connection with the Company's patent protection activities of approximately $100,000.

As a result of the foregoing, net loss for the first quarter of fiscal year 2002 was $(124,258), or $(.01) per common share compared to a net loss of $(289,607) or $(.03) per common share in the first quarter of fiscal year 2001.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash provided by operating activities was $148,302 in the first quarter of fiscal year 2002, compared to cash used of $(119,678) in the first quarter of fiscal year 2001.

Accounts receivable increased $709,575 during first quarter of fiscal year 2002 as a result of increased sales during the quarter compared to the fourth quarter of fiscal year 2001.  A large proportion of the sales during the first quarter of fiscal year 2002 were made in the month of September, resulting in the increased balance of accounts receivable.

Inventory also increased during the first quarter of fiscal year 2002 as a result of the Company's strategy to broaden its product line to include products manufactured by other companies.  Although the Company actively sold these products during the first quarter of fiscal year 2002, a significant level of this inventory remained on hand at September 30, 2001. The Company purchased this new inventory on extended payment terms from vendors, resulting in an increase in accounts payable of approximately $2,207,000 during the first quarter of fiscal year 2002, which offset the increased level of inventory and accounts receivable during the quarter.

The Company's line of credit, including extensions, expired on August 26, 2001.  In connection with the expiration, the Company's bank, Wells Fargo Business Credit Inc.(the "bank") indicated that it was not willing to renew the line of credit. The Company has paid the bank the entire amount of outstanding principal and interest on the line of credit as of  October 30, 2001.

The Company has been actively pursuing alternative banks to provide working capital financing for future operations.  Although no formal agreements have been signed, the Company has received and signed a terms sheet for a new line of credit from a new bank outlining general terms that are acceptable to the Company.  These terms, as well as the line of credit itself, are subject to the approval by the bank's credit committee, agreement between the parties on all detailed terms, and the signing of completed documentation of such terms.  There can be no assurance that the alternative line of credit from this new bank will be available to the Company on reasonable terms or at all.  The Company expects to continue  seeking lenders for its working capital needs until a line of credit is secured.

On October 5, 2001, the Company received proceeds of $800,000 from Digital Investors, LLC in the form of a subordinated note due October 5, 2002.  The note is secured by all the Company's assets and interest is due quarterly at an annual rate of 12%.  The Company expects to repay the note, together with accrued interest, from the proceeds of the remaining shares of common stock to be purchased by Digital under the Stock Purchase Agreement as amended (see below).

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

Management believes that funds generated from operations, the $800,000 subordinated debt recently loaned to the Company by Digital and funds from a new line of credit yet to be secured from either a new bank or Digital Investors LLC will be sufficient to fund operations for the foreseeable future. In the event that cash from operations, cash from subordinated debt financing and a new line of credit are not sufficient, management would seek additional equity capital or debt financing.  There can be no assurance that such financing will be available to the Company on reasonable terms or at all.

On October 5, 2001, the Company and Digital Investors, LLC (Digital) signed an amendment to a Stock Purchase Agreement (the "Agreement") originally signed in February 2001, to; 1) change the required closing date for the remaining shares to be purchased under the Agreement to "3 days" from the effective date of the S-2 registration, as opposed to "10 days", 2) issue to Digital, ten-year warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $.75 per share, upon the final closing of common stock purchased under the agreement, 3) waive the requirement for a registration of the shares purchased under the Agreement prior to the final closing of the Agreement, if such registration has not been declared effective by October 1, 2002, and 4) require the Company to file a registration statement covering all shares and warrants issued to Digital under the amended Agreement within 30 days of the final closing of the amended Agreement, in the event such registration has not been completed by the date of such closing.  The Company expects to file a second amendment to the S-2 registration statement to reflect these changes to the Stock Purchase Agreement in the near future.  There can be no assurances that such amended S-2 registration will be declared effective by the Securities and Exchange Commission in the near future or at all. If the Securities and Exchange Commission does not declare the S-2 registration effective, the Company plans to file an alternative registration statement in order to register the total number of shares and warrants to be issued  to Digital under the Stock Purchase Agreement as amended.  As of November 12, 2001, there are 2,314,285 shares remaining to be purchased by Digital at $.35 per share under the amended Stock Purchase Agreement for a total gross price of $810,000.

Management plans to continue to increase sales and improve operating results through 1) increased marketing and a broader distribution of its products as a result of its new relationship with RSIM and other distribution partners, 2) increased revenue streams from a broader line of product, service and network offerings as a result of joint development efforts with strategic partners, new distribution agreements or product and technology acquisitions, 3) continued  efforts to streamline operations and minimize overhead, and 4) proactive measures to protect the Company's intellectual property rights. Management believes that it will obtain a new line of credit in the second quarter of fiscal year 2002 to replace its previous line of credit on terms and conditions that are acceptable to the Company.  The Company has signed an agreement with Digital Investors LLC to provide a line of credit to the Company in the event a new line is not secured from a bank by December 31, 2001.  Management believes that funds generated from operations,  subordinated debt  recently loaned to the Company and funds from a new line of credit yet to be secured from either a new bank or Digital Investors LLC will be sufficient to fund operations for the foreseeable future. In the event that cash from operations, cash from subordinated debt financing and a new line of credit are not sufficient, management would seek additional equity capital or debt financing.  There can be no assurance that such financing will be available to the Company on reasonable terms or at all.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None
Item 2.	CHANGES IN SECURITIES
None
Item 3.	DEFAULTS UPON SENIOR SECURITIES

In September 2001 the Company's former bank notified the Company it was in default on its loan agreement with the bank and demanded full payment on the outstanding line of credit balance including interest. On October 30, 2001 the Company paid such outstanding principal and interest in full.  The Company has no debt obligations to the bank as of November 13, 2001.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5.	OTHER INFORMATION
None
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits 10.48, 10.49, 10.50 - Material Contracts
(b) Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISEON, Inc.

Dated:	November 12, 2001	/s/ John C Harris
Its President & Chief Executive Officer

		By:	/s/ James D. Hanzlik
James D. Hanzlik

Its Chief Financial Officer

VISEON, INC.

EXHIBIT INDEX TO

FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001

Item No.	Title of Document	Method of Filing
10.48	First Amendment to Stock Purchase Agreement	Filed as Exhibit 10.48 to the Company's June 2001 10-KSB and incorporated herein by reference.
10.49	Security Agreement with Digital Investors, LLC	Filed as Exhibit 10.48 to the Company's June 2001 10-KSB and incorporated herein by reference.
10.50	Note payable to Digital Investors, LLC	Filed as Exhibit 10.48 to the Company's June 2001 10-KSB and incorporated herein by reference.