Form 10QSB
period 2001-12-31
VISEON INC
filed 2002-02-14
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

_XXX_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.
_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.



                         Commission File Number 0-27106
                                                -------


                                  VISEON, Inc.
                                  ------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                          41-1767211
               ------                                          ----------
    (State or other jurisdiction                             (IRS Employer
 of incorporation or organization)                        Identification No.)


8700 North Stemmons Frwy #310 Dallas, Texas 75247                55439
-------------------------------------------------                -----
    (Address of principal executive offices)                   (Zip Code)

                                 (952) 214-5700
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

The Company had 14,134,566 shares of Common Stock, $ 0.01 par value per share, outstanding as of February 12, 2002.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

                           Viseon, Inc. and Subsidiary

                                      INDEX



                                                                            Page
                                                                            ----


PART I.   FINANCIAL INFORMATION

       Item 1.     Financial Statements

                   Balance Sheets - December 31, 2001 (unaudited)
                   and June 30, 2001...........................................3

                   Statements of Operations (unaudited) - Three and six
                   Months ended December 31, 2001 and 2000.....................4

                   Statements of Cash Flows (unaudited) - Six
                   Months ended December 30, 2001 and 2000.....................5

                   Notes to Financial Statements...............................6

       Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................10


PART II   OTHER INFORMATION...................................................16

Signatures....................................................................17

Exhibit Index.................................................................18

                           VISEON, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                       December 31, 2001 and June 30, 2001

                                                                        December 31,
                                                                            2001            June 30,
                                       Assets                           (Unaudited)           2001
------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                           $    121,681           81,115
    Accounts receivable, net of allowance for doubtful
      accounts of $233,000 and $144,000, respectively                      2,058,690          529,464
    Other Receivable                                                              --          299,633
    Inventories                                                            2,035,046          546,390
    Prepaid expenses                                                          77,887           31,564
------------------------------------------------------------------------------------------------------
            Total current assets                                           4,293,304        1,488,166
------------------------------------------------------------------------------------------------------

Property and equipment:
    Furniture and equipment                                                2,287,443        2,251,970
    Leasehold improvements                                                     5,421            5,421
      Less accumulated depreciation and amortization                      (1,595,638)      (1,453,851)
------------------------------------------------------------------------------------------------------
            Net property and equipment                                       697,226          803,540
------------------------------------------------------------------------------------------------------

Patents, net                                                                 106,471          124,036
------------------------------------------------------------------------------------------------------

                                     Total assets                       $  5,097,001        2,415,742
======================================================================================================

                 Liabilities and Stockholders' Equity (Deficit)
------------------------------------------------------------------------------------------------------

Current liabilities:
    Revolving credit facility, net of original issue discount of
      $53,120                                                           $  1,301,944          534,860
    Current portion of capital lease obligations                              56,219           62,953
    Note payable - stockholder                                               800,000               --
    Accounts Payable                                                       2,285,622        1,067,760
    Accrued Expenses                                                         573,750          229,005
    Deferred Revenue                                                          75,134           91,339
------------------------------------------------------------------------------------------------------
            Total current liabilities                                      5,092,669        1,985,917
------------------------------------------------------------------------------------------------------

Long-term liabilities:
    Capital lease obligations, net of current portion                             --           23,085
    Deferred Revenue, net of current portion                                 212,835          267,245
------------------------------------------------------------------------------------------------------
            Total long-term liabilities                                      212,835          290,330
------------------------------------------------------------------------------------------------------

Stockholders' equity (deficit):
      Preferred stock ($.01 par value per share, 5,000,000 shares                 --               --
            authorized, no shares issued and outstanding)
      Common stock ($.01 par value per share, 50,000,000 shares
            authorized, 11,807,781 and 11,668,981 issued and
            outstanding respectively                                         118,078          116,689
      Additional paid-in capital                                          20,511,505       20,168,669
      Accumulated deficit                                                (20,838,086)     (20,145,863)
------------------------------------------------------------------------------------------------------
            Total stockholders' equity (deficit)                            (208,503)         139,495
------------------------------------------------------------------------------------------------------

                Total liabilities and stockholders' equity (deficit)    $  5,097,001        2,415,742
======================================================================================================

See accompanying notes to financial statements.

                               VISEON, INC. AND SUBSIDIARY

                          Consolidated Statements of Operations

              Three Months and Six Months Ended December 31, 2001 and 2000

                                                            Three Months       Three Months
                                                               Ended              Ended
                                                            December 31,       December 31,
                                                                2001               2000
                                                            (Unaudited)        (Unaudited)
--------------------------------------------------------------------------------------------
Net sales                                                   $  2,643,472       $  1,108,028
Cost of goods sold                                             1,954,762            540,064
--------------------------------------------------------------------------------------------
         Gross profit                                            688,710            567,964

Research and development                                          64,604            145,847
Selling, general, and administrative                           1,149,643            551,695
--------------------------------------------------------------------------------------------
         Operating loss                                         (525,537)          (129,578)

Other expense:
   Interest expense, net                                         (42,428)           (51,780)
--------------------------------------------------------------------------------------------
         Other expense, net                                      (42,428)           (51,780)
--------------------------------------------------------------------------------------------

         Net loss                                           $   (567,965)      $   (181,358)
============================================================================================

         Net loss per common share - basic                  $      (0.05)      $      (0.02)
         Net loss per common share - diluted                $      (0.05)      $      (0.02)
============================================================================================

         Weighted average shares outstanding - basic          11,762,681          8,724,883
         Weighted average shares outstanding - diluted        11,762,681          8,724,883
============================================================================================

                                                             Six Months         Six Months
                                                               Ended              Ended
                                                            December 31,       December 31,
                                                                2001               2000
                                                            (Unaudited)        (Unaudited)
--------------------------------------------------------------------------------------------
Net sales                                                   $  4,360,071       $  1,995,678
Cost of goods sold                                             2,964,340            993,931
--------------------------------------------------------------------------------------------
         Gross profit                                          1,395,731          1,001,747

Research and development                                         173,511            290,896
Selling, general, and administrative                           1,822,043          1,065,292
--------------------------------------------------------------------------------------------
         Operating loss                                         (599,823)          (354,441)

Other expense:
   Interest expense, net                                         (92,400)          (116,524)
--------------------------------------------------------------------------------------------
         Other expense, net                                      (92,400)          (116,524)
--------------------------------------------------------------------------------------------

         Net loss                                           $   (692,223)      $   (470,965)
============================================================================================

         Net loss per common share - basic                  $      (0.06)      $      (0.05)
         Net loss per common share - diluted                $      (0.06)      $      (0.05)
============================================================================================

         Weighted average shares outstanding - basic          11,715,831          8,724,883
         Weighted average shares outstanding - diluted        11,715,831          8,724,883
============================================================================================

See accompanying notes to financial statements.

                           VISEON, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                   Six Months Ended December 31, 2001 and 2000

                                                                     Six Months        Six Months
                                                                       Ended             Ended
                                                                    December 31,      December 31,
                                                                        2001              2000
                                                                    (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                        $   (692,223)        (470,965)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                    159,352          159,609
        Compensation related to stock options                            157,541               --
        Compensation related to issuance of stock                         86,400
        Warrants issued for services                                      31,339               --
        Changes in operating assets and liabilities:
           Accounts receivable, net                                   (1,529,226)         223,677
           Inventories                                                (1,224,496)         148,528
           Prepaid expenses                                              (46,323)         (21,202)
           Accounts payable                                            1,182,389         (109,294)
           Accrued expenses                                              344,744           24,239
           Deferred revenue                                              (70,615)           1,667
--------------------------------------------------------------------------------------------------
             Net cash used in operating activities                    (1,601,118)         (43,741)
--------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of software, property and equipment                         35,473          (52,672)
    Payments for patent cost                                                  --          (83,277)
--------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities          35,473         (135,949)
--------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                15,826               --
    Net borrowing (repayments) on revolving credit facility              820,204          (50,866)
    Proceeds from note payable-stockholder                               800,000          225,000
    Payments of capital lease obligations                                (29,819)         (71,167)
    Increase in capital lease obligations                                     --               --
--------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                 1,606,211          102,967
--------------------------------------------------------------------------------------------------

             Net change in cash and cash equivalents                      40,566          (76,723)


Cash and cash equivalents at beginning of period                    $     81,115           83,930
--------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                          $    121,681            7,207
Non-cash financing activity:
    Warrants issued in connection with revolving credit
      facility                                                      $     53,120               --
==================================================================================================

See accompanying notes to financial statements.

                           VISEON, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


1.  BASIS OF PRESENTATION:

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited financial statements should be read in conjunction with the Company's June 30, 2001 financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

The financial statements include the accounts of RSI Systems Ltd. a subsidiary in the United Kingdom which is wholly owned by Viseon, Inc.

The financial statements reflect all adjustments, of a normally recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods.

2.  REVOLVING CREDIT FACILITY:

In December 2001, the Company signed a new commercial loan agreement with a bank for a $2,500,000 line of credit facility that matures in December 2002. The new facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable and inventories. The facility also contains certain covenants and conditions, including minimum net worth plus subordinated debt levels. Interest on outstanding borrowings accrues at the prime rate plus 2.25% (7.0% at December 31, 2001). Outstanding borrowings were $1,301,944 at December 31, 2001, net of an original issuance discount of $53,120. In connection with this loan agreement, the Company issued warrants for 200,000 shares of its common stock at an exercise price of $1.58. These warrants were valued at $53,120 using the Black-Scholes pricing model. The warrants expire in December 2006.

The Company's previous line of credit was secured by all corporate assets and provided working capital based on a borrowing base comprised of accounts receivable, inventories and marketable securities. The facility also contained certain covenants and conditions, including minimum net worth levels. Interest on outstanding borrowings accrued at the prime rate plus 4% (7.0% at June 30, 2001). Outstanding borrowings on the line of credit were $534,860 at June 30, 2001. On October 30, 2001 the Company paid all outstanding principal and interest due to the previous bank.

3.  RELATED PARTY TRANSACTIONS:

On October 5, 2001, the Company received proceeds of $800,000 from Digital Investors, LLC in the form of a note due October 5, 2002. The note was secured by all the Company's assets and was subordinated to its bank line of credit. Interest was due quarterly at an annual rate of 12%. The Company repaid the note, together with accrued interest, from the proceeds of the remaining shares of common stock purchased by Digital under a Stock Purchase Agreement as amended (see below).

On October 5, 2001, the Company and Digital Investors, LLC (Digital) signed an amendment to a Stock Purchase Agreement (the "Agreement") originally signed in February 2001 to; 1) change the required closing date for the remaining shares to be purchased under the Agreement to "3 days" from the effective date of the S-2 registration, as opposed to "10 days", 2) issue to Digital, ten-year warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $.75 per share, upon the final closing of common stock purchased under the agreement, 3) waive the requirement for a registration of the shares purchased under the Agreement prior to the final closing of the Agreement, if such registration was not declared effective by October 1, 2002, and 4) require the Company filed a registration statement covering all shares and warrants issued to Digital under the amended Agreement within 30 days of the final closing of the amended Agreement, in the event such registration has not been completed by the date of such closing. The Company filed a second amendment to the S-2 registration statement to reflect these changes to the Stock Purchase Agreement and the registration became effective on January 10, 2002.

On January 18, 2002 the Company issued 2,314,285 shares of common stock purchased by Digital at $.35 per share under the amended Stock Purchase Agreement for a total gross price of $810,000. In addition the Company issued the warrants for 800,000 shares of its common stock at an exercise price of $.75 per share.

In January 2002, the Company repaid the note payable to Digital Investors, LLC together with accrued interest, from the proceeds of the remaining shares of common stock purchased by Digital under the Stock Purchase Agreement as amended (see above).

In October and November 2001, the Company issued a total of 100,000 shares of its common stock to certain directors of the Company as compensation at market prices ranging from $.75 to $1.38. The Company recognized compensation expense in the second quarter of $86,000 in connection with these issuances of common stock.

4.  COMMITMENTS AND CONTINGENCIES:

    a)  MANUFACTURING AGREEMENT

            On August 28, 1996, the Company entered into a manufacturing agreement with a third party custom manufacturer (Manufacturer). Pursuant to this agreement, the Manufacturer agreed to produce the Company's videoconferencing products, and warrant that all products will be free from defects in material and workmanship for twelve months from the date the Company ships to the customer, or fifteen months from the date the Manufacturer ships to the Company, whichever comes first.

            The agreement may be terminated by either party upon failure of the other party to comply with any material term of the agreement after a 30-day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement. The Company may also terminate the agreement upon 30 days written notice. In such case, the Company would be obligated to pay for material and work in progress for products ordered. As of December 31, 2001, the Company's obligation for material and work in progress for products ordered potential amounted to approximately $900,000.

    b)  MARKETING AGREEMENT

            In February 2001, in connection with a marketing agreement with a company to market its products and services, the Company issued warrants for 1,000,000 shares of its common stock at an exercise price of $.45 per share. These warrants were valued at $206,300 using the Black-Scholes pricing model and the Company recognized such expense in fiscal year 2001. 500,000 of the warrants vested and became non-cancelable as of December 31, 2001. The remaining 500,000 warrants vest and become non-cancelable based on the achievement of gross sales targets by December 2002. All warrants expire in February 2006.

    c)  INVESTOR AND RECRUITMENT AGREEMENT

            In February 2001, in connection with an agreement for seeking potential investors and recruiting and hiring senior management, the Company issued warrants for 500,000 shares of its common stock at an exercise price of $.45 per share. 50,000 warrants were issued and vested immediately and were valued at $10,315 using the Black-Scholes pricing model. Based on the agreement, 450,000 warrants vest at a rate of 37,500 quarterly and may vest earlier based on the achievement of earnings criteria as defined in the agreement. Based on the agreement, 37,500 warrants were issued and were valued at $7,736 using the Black-Scholes pricing model for each of the three consecutive quarters ending on December 31, 2001. The warrants expire in February 2006.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Viseon, Inc., a Nevada corporation, (formerly RSI Systems, Inc.) is a global visual communication sales, service and manufacturing organization. Viseon, Inc., (the "Company" or "Viseon"), designs, manufactures and sells high performance, business quality videoconferencing systems of its own and those of other manufacturers, as well as services and accessories throughout a worldwide direct and indirect sales network including resellers, distributors and OEM or private label partners. The former RSI Systems, Inc. was incorporated under the laws of Minnesota on December 21, 1993.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

Net Sales. Net sales for the second quarter of fiscal year 2002 were $2,643,472, up 139% from $1,108,028 in the second quarter of fiscal year 2001. The increase in sales in the second quarter of fiscal year 2002 was primarily a result of higher sales volume associated with the Company's new sales efforts in North America.

The Company has an exclusive sales and marketing arrangement with RSI Marketing, LLC (RSIM) whereby RSIM sells and markets the Company's products, as well as those manufactured by others, exclusively in North America. The primary goal for RSIM is to sell the company's products directly to the video conferencing end user. The majority of these accounts are either significant in size or their requirements dictate direct interaction with the manufacturer (the Company). Though it is not Viseon's intention to compete with its other distribution channels, many of the organizations which make larger purchases of videoconferencing equipment have dictated that the manufacturer provide specialized services (be they domestic or global) or modify products for their specific application. The increased level of sales during the second quarter of fiscal year 2002 was a direct result of the sales and marketing efforts of RSIM.

During the second quarter of fiscal year 2002, the Company had sales of approximately $800,000 to a single end user, which represented approximately 30% of total sales.

Historically, and continuing through the second quarter of fiscal year 2002, the Company's sales in North America were comprised of sales on a direct basis to end users as well as sales to third party resellers and distributors. In the future, the Company expects to focus its North American sales efforts primarily toward end users, except for sales of Company-owned products and sales of products to a limited number major distributors.

Gross Profit. Gross profit was $688,710 for the second quarter ended December 31, 2001 compared to a gross profit of $567,964 during the second quarter of fiscal year 2001. Cost of goods sold as a percentage of net sales for the second quarter of fiscal year 2002 were 74% compared to 49% during the second quarter of fiscal year 2001. The higher cost of goods sold as a percent of net sales during the second quarter of fiscal year 2002 compared to the second quarter of fiscal year

2001 was due to changes in the mix of products shipped. During the second quarter of fiscal year 2002, the proportion of sales generated from products purchased from other manufacturers increased significantly compared to the same quarter the previous year. These products were sold at gross margins which are lower than products owned and produced by the Company. In contrast, Company-produced products formed the primary basis for sales in the second quarter of fiscal year 2001. The recent trend is expected to continue in future quarters, as part of the Company's strategy of increasing its installed base of videoconferencing units and broadening its product line.

Downward market pressure on the pricing of videoconferencing units continued to remain strong during the second quarter of fiscal year 2002 and is expected to continue. This price pressure also contributed to the higher level of costs as a percentage of net sales during the second quarter of fiscal year 2002, compared to fiscal year 2001.

Research and Development Expenses. Research and development expenses were $64,604 for the second quarter of fiscal year 2002, or 2% of net sales, compared to research and development expenses of $145,847 or 13% of net sales for the second quarter of fiscal year 2001. Actual expenses decreased approximately $81,000 as a result of lower head count associated with the Company's overall strategy of broadening its current product offerings through new relationships with other manufacturers, and the acquisition or sharing of product technology as opposed to internally funded development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,149,643 or 43% of net sales for the second quarter of fiscal year 2002 compared to $551,695 or 50% of net sales for the second quarter of fiscal year 2001. The percentage decrease was a result of increased sales during the second quarter of fiscal year 2002. The higher level of spending on selling, general and administrative expenses during the second quarter of fiscal year 2002 was primarily a result of increased sales expenses associated with higher sales activity as well as, increased amortization expenses related to the Company's Automated Line Routing Switch and patents.

Selling, general and administrative expenses for the second quarter of fiscal year 2002 also include approximately $85,000 non-cash expenses related to modifications of stock options held by employees under variable accounting rules for such modifications. The modifications were made in connection with the Company's restructuring and relocation of its headquarters during the first quarter of fiscal year 2002. Also included are non-cash expenses of approximately $86,000 associated with the issuance of common stock to the Companies directors.

As a result of the foregoing, net loss for the second quarter of fiscal year 2002 was $(567,965), or $(.05) per common share compared to a net loss of $(181,358) or $(.02) per common share in the second quarter of fiscal year 2001.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2000

Net Sales. Net sales for the six-month period ended December 31, 2001 were $4,360,071, up 118% from $1,995,678 for the six-month period ended December 31, 2000. The increase in sales during the six-month period ended December 31, 2001 was a result of higher sales volume associated with the Company's new sales efforts in North America.

Gross Profit. Gross profit was $1,395,731 for the six-month period ended December 31, 2001, compared to a gross profit of $1,001,747 during the six-month period ended December 31, 2000. The increase in gross profit was a result of higher unit sales volume. Cost of goods sold as a percentage of net sales for the six-month period ended December 31, 2001 were 68% compared to 50% during the six-month period ended December 31, 2000. The higher cost of goods sold as a percent of net sales during the six-month period ended December 31, 2001 was due to changes in the mix of products shipped during the period compared to the six-month period ended December 31, 2000. During the six-month period ended December 31, 2001 the proportion of sales generated from products purchased from other manufactures increased significantly compared to the same period a year earlier. These products were sold at gross margins which are lower than products owned and produced by the Company. In contrast, Company-produced products formed the primary basis for sales in the six-month period ended December 31, 2000.

Research and Development Expenses. Research and development expenses were $173,511, or 4% of sales for the six-month period ended December 31, 2001, compared to research and development expenses of $290,896, or 15% of sales for the six-month period ended December 31, 2000. Actual expenses decreased approximately $117,000 during the six-month period ended December 31, 2001 as a result of lower head count associated with the Company's overall strategy of broadening its current product offerings through new relationships with other manufacturers, and the acquisition or sharing of product technology.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $1,822,043 for the six-month period ended December 31, 2001 or 42% of sales, compared to $1,065,292 or 53% of sales for the six-month period ended December 31, 2000. The higher level of spending on selling, general and administrative expenses during the six-month period ended December 31, 2001 was primarily a result of increased sales expenses associated with higher sales activity, increased amortization expenses related to the Company's Automated Line Routing Switch and patents, as well as increased legal expenses associated with the companies patent enforcement activities.

In addition, selling, general and administrative expenses during the six-month period ended December 31, 2001 include approximately $157,000 non-cash expenses related to modifications of stock options held by employees under variable accounting rules for such modifications. The modifications were made in connection with the Company's restructuring and relocation of its headquarters during the first quarter of fiscal year 2002. Also included are non-cash expenses of approximately $86,000 associated with the issuance of common stock to the Companies' directors.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in operating activities was $(1,601,118) during the six-month period ended December 31, 2001, compared to cash used of $(43,741) in the six-month period ended December 31, 2000.

Accounts receivable increased $1,529,226 during the six-month period ended December 31, 2001 as a result of a strong sales increase during the period. A large proportion of the sales increase came at the end of November and in the month of December, resulting in a substantial increase in the level of open account balances at December 31, 2001 compared to June 30, 2001.

Inventory also increased during the period, as a result of the Company's strategy to broaden its product line to include products manufactured by other companies. Although the Company actively sold these products during the first two quarters of fiscal year 2002, a significant level of this inventory remained on hand at December 31, 2001. The Company purchased this new inventory on extended payment terms from vendors, resulting in an increase in accounts payable of approximately $1,182,000 during the six-month period ended December 31, 2001, which partially offset the increased level of inventory and accounts receivable during the period.

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment of $35,473 during the six-month period ended December 31, 2001, were primarily the result of the Company capitalizing certain inventory to be utilized for internal demonstration and test purposes.

CASH FLOW FROM FINANCING ACTIVITIES

On October 5, 2001, the Company received proceeds of $800,000 from Digital Investors, LLC in the form of a subordinated note due October 5, 2002. The note was secured by all the Company's assets and interest accrued quarterly at an annual rate of 12%. In January 2002 the Company repaid the note, together with accrued interest, from the proceeds of the remaining shares of common stock purchased by Digital under the Stock Purchase Agreement as amended (see below).

In December 2001, the Company signed a new commercial loan agreement with a bank for a $2,500,000 line of credit facility that matures on December 5, 2002. The new facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable and inventories. The new facility also contains certain covenants and conditions, including minimum "tangible net worth plus subordinated debt" levels. Interest on outstanding borrowings accrues at the prime rate plus 2.25% (7.0% at December 31, 2001). Outstanding borrowings were $1,301,944 at December 31, 2001 net of an original issuance discount of approximately $51,000.

The Company's original line of credit, including extensions, expired on August 26, 2001. The Company paid the bank the entire amount of outstanding principal and interest on the line of credit as of October 30, 2001.

On January 18, 2002 the Company issued 2,314,285 shares of common stock purchased by Digital at $.35 per share under the amended Stock Purchase Agreement for a total gross price of $810,000.

Also in January 2002, the Company repaid the note payable to Digital Investors LLC, together with accrued interest, from the proceeds of the remaining shares of common stock purchased by Digital under the Stock Purchase Agreement as amended (see above).

LIQUIDITY

Management plans to continue to increase sales and improve operating results through 1) increased marketing and a broader distribution of its products as a result of its new relationship with RSIM and other select distribution partners,
2) increased revenue streams from a broader line of product, service and network offerings as a result of joint development efforts with strategic partners, new distribution agreements or product and technology acquisitions, 3) continued efforts to streamline operations and minimize overhead, and 4) proactive measures to protect the Company's intellectual property rights.

Management believes that funds generated from operations, funds from the recent sale of shares to Digital Investors LLC and funds from its new line of credit will be sufficient to fund operations for the foreseeable future. In the event that cash from these sources are not sufficient, management would seek additional equity capital or debt financing. There can be no assurance that such financing will be available to the Company on reasonable terms or at all.

OUTLOOK

Since its restructuring and the relocation of its headquarters in 2001, and its refocused strategies for increasing revenue, the Company has achieved substantial gains in sales volume through December 31, 2001, primarily in North America and this trend is expected to continue. The addition of products and services manufactured by other Companies to its over-all sales mix alongside continued sales of its own proprietary products, though helping drive increased revenues, has also had the effect of lowering overall gross margin percentages during fiscal year 2002 compared to historical levels. Though management expects the current competitive environment to remain strong, it believes there are many opportunities for continued revenue and margin growth. The Company plans to continue its ongoing efforts to minimize overhead and automate its infrastructure to position itself for future growth. In addition, the Company expects to continue with its ongoing efforts to protect its intellectual property rights. In general, costs associated with this activity are contingent upon the receipt of any associated revenues earned.

                                     PART II
                                OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

            None

Item 2.     CHANGES IN SECURITIES

            In October and November 2001, the Company issued a total of 100,000 shares of its common stock to certain directors of the Company as compensation for services.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

            None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

Item 5.     OTHER INFORMATION

            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits - 10.48 to 10.57 Material Contracts


            (b)   Reports on Form 8-K:

                  On February 1, 2002, the Company filed a Form 8k announcing the issuance of 2,314,285 shares of its common stock to Digital Investors, LLC for $.35 per share and the issuance of warrants to purchase 800,000 shares at $.75 per share, in connection with the terms of a Stock Purchase Agreement and related amendment to the Stock Purchase Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Viseon, Inc.



Dated: February 13, 2002                    /s/  John C. Harris
                                        ---------------------------------------
                                                 John C. Harris
                                        Its President & Chief Executive Officer


                                        By: /s/  James D. Hanzlik
                                            -----------------------------------
                                                 James D. Hanzlik
                                        Its Chief Financial Officer

                           VISEON, INC. AND SUBSIDIARY
                                EXHIBIT INDEX TO
               FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2001


Item No.        Title of Document                  Method of Filing
--------        -----------------                  ----------------

 10.48      First Amendment to Stock    Filed as Exhibit 10.48 to the Company's
            Purchase Agreement          June 2001 10-KSB and incorporated herein
                                        by reference

 10.49      Security Agreement with     Filed as Exhibit 10.49 to the Company's
            Digital Investors, LLC      June 2001 10-KSB and incorporated herein
                                        by reference

 10.50      Note payable to Digital     Filed as Exhibit 10.50 to the Company's
            Investors, LLC              June 2001 10-KSB and incorporated herein
                                        by reference

 10.51      Loan and Security           Filed herewith electronically
            Agreement (Domestic)

 10.52      Loan and Security           Filed herewith electronically
            Agreement (EXIM)

 10.53      EXIM Borrower Agreement     Filed herewith electronically


 10.54      EXIM Note                   Filed herewith electronically


 10.55      Integration Letter          Filed herewith electronically
            Agreement (Domestic)

 10.56      Integration Letter          Filed herewith electronically
            Agreement (EXIM)

 10.57      IP Agreement                Filed herewith electronically