Form 10QSB
period 2002-03-31
VISEON INC
filed 2002-05-15
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.



                         Commission File Number 0-27106


                                  VISEON, Inc.
                                  ------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                         41-1767211
              ------                                         ----------
   (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification No.)


  8700 North Stemmons Frwy #310 Dallas, Texas                   75247
  --------------------------------------------                  -----
    (Address of principal executive offices)                 (Zip Code)

                                 (214) 424-5700
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

The Company had 14,172,066 shares of Common Stock, $ 0.01 par value per share, outstanding as of May 12, 2002.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_

                           Viseon, Inc. and Subsidiary

                                      INDEX


                                                                            Page
                                                                            ----


PART I.  FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Balance Sheets - March 31, 2002 (unaudited)
                 And June 30, 2001.............................................3

                 Statements of Operations (unaudited) - Three and nine
                 Months ended March 31, 2002 and 2001..........................4

                 Statements of Cash Flows (unaudited) - Nine
                 Months ended March 31, 2002 and 2001..........................5

                 Notes to Financial Statements ................................6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................13


PART II.  OTHER INFORMATION...................................................24

Signatures....................................................................25

Exhibit Index.................................................................26

                           VISEON, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                        March 31, 2002 and June 30, 2001

                                                                         March 31,
                                                                           2002             June 30,
                                  Assets                                (Unaudited)           2001
------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                           $      9,202      $     81,115
    Accounts receivable, net of allowance for doubtful
      accounts of $128,000 and $144,000, respectively                      1,461,567           529,464
    Other Receivable                                                              --           299,633
    Inventories, net of obsolescence reserve of $283,000
      and $283,000                                                         1,617,830           546,390
    Prepaid expenses                                                         129,814            31,564
------------------------------------------------------------------------------------------------------
            Total current assets                                           3,218,413         1,488,166
------------------------------------------------------------------------------------------------------

Property and equipment:
    Furniture and equipment                                                2,305,760         2,251,970
    Leasehold improvements                                                     5,421             5,421
      Less accumulated depreciation and amortization                      (1,669,520)       (1,453,851)
------------------------------------------------------------------------------------------------------
            Net property and equipment                                       641,661           803,540
------------------------------------------------------------------------------------------------------

Other assets, net                                                            121,517           124,036
------------------------------------------------------------------------------------------------------

                                     Total assets                       $  3,981,591      $  2,415,742
======================================================================================================

                        Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------

Current liabilities:
    Revolving credit facility, net of original issuance discount        $  1,239,841      $    534,860
    Current portion of capital lease obligations                              12,426            62,953
    Accounts Payable                                                       1,808,110         1,067,760
    Accrued Expenses                                                         127,021           229,005
    Deferred Revenue                                                         155,827            91,339
------------------------------------------------------------------------------------------------------
            Total current liabilities                                      3,343,225         1,985,917
------------------------------------------------------------------------------------------------------

Long-term liabilities:
    Capital lease obligations, net of current portion                             --            23,085
    Deferred Revenue, net of current portion                                 120,728           267,245
------------------------------------------------------------------------------------------------------
            Total long-term liabilities                                      120,728           290,330
------------------------------------------------------------------------------------------------------

Stockholders' equity:
      Preferred stock ($.01 par value per share, 5,000,000 shares                 --                --
            authorized, no shares issued and outstanding)
      Common stock ($.01 par value per share, 50,000,000 shares
            authorized, 14,172,066 and 11,668,981 issued and
            outstanding respectively                                         141,721           116,689
      Additional paid-in capital                                          21,139,638        20,168,669
      Accumulated deficit                                                (20,763,721)      (20,145,863)
------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                       517,638           139,495
------------------------------------------------------------------------------------------------------

                     Total liabilities and stockholders' equity         $  3,981,591      $  2,415,742
======================================================================================================

See accompanying notes to financial statements.

                           VISEON, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

           Three Months and Nine Months Ended March 31, 2002 and 2001

                                                           Three Months      Three Months
                                                               Ended            Ended
                                                             March 31,        March 31,
                                                               2002              2001
                                                            (Unaudited)       (Unaudited)
------------------------------------------------------------------------------------------
Net sales                                                  $  1,758,774      $    713,074
Cost of goods sold                                            1,405,812           366,498
-----------------------------------------------------------------------------------------
         Gross profit                                           352,962           346,576

Research and development                                         47,339           129,680
Selling, general, and administrative                            210,244           518,211
-----------------------------------------------------------------------------------------
         Operating income (loss)                                 95,379          (301,315)

Other income (expense):
   Other income (expense), net                                   10,642             3,458
   Interest expense                                             (31,656)          (50,269)
-----------------------------------------------------------------------------------------
         Other income (expense), net                            (21,014)          (46,811)
-----------------------------------------------------------------------------------------

         Income (loss) before income taxes                       74,365          (348,126)

         Provision for income tax                                    --                --

         Net income (loss)                                 $     74,365      $   (348,126)
=========================================================================================

         Net income (loss) per common share - basic        $       0.01      $      (0.04)
         Net income (loss) per common share - diluted      $       0.00      $      (0.04)
=========================================================================================

         Weighted average shares outstanding - basic         13,690,320         9,605,294
         Weighted average shares outstanding - diluted       16,057,644         9,605,294
=========================================================================================

                                                           Nine Months        Nine Months
                                                              Ended              Ended
                                                            March 31,          March 31,
                                                              2002               2001
                                                           (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------------
Net sales                                                  $  6,018,866      $  2,708,751
Cost of goods sold                                            4,370,154         1,360,429
-----------------------------------------------------------------------------------------
         Gross profit                                         1,648,712         1,348,322

Research and development                                        220,849           420,575
Selling, general, and administrative                          2,032,287         1,583,503
-----------------------------------------------------------------------------------------
         Operating loss                                        (604,424)         (655,756)

Other income (expense):
   Other income (expense), net                                  113,265             7,651
   Interest expense                                            (126,699)         (170,985)
-----------------------------------------------------------------------------------------
         Other income (expense), net                            (13,434)         (163,334)
-----------------------------------------------------------------------------------------

         Net loss                                          $   (617,858)     $   (819,090)
=========================================================================================

         Net loss per common share - basic                 $      (0.05)     $      (0.09)
         Net loss per common share - diluted               $      (0.05)     $      (0.09)
=========================================================================================

         Weighted average shares outstanding - basic         12,364,386         9,014,069
         Weighted average shares outstanding - diluted       12,364,386         9,014,069
=========================================================================================

See accompanying notes to financial statements.

                           VISEON, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                    Nine Months Ended March 31, 2002 and 2001

                                                                           Nine Months       Nine Months
                                                                              Ended             Ended
                                                                            March 31,         March 31,
                                                                              2002              2001
                                                                           (Unaudited)       (Unaudited)
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                              $   (617,858)     $   (819,090)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                          245,045           239,099
        Compensation related to stock options                                  (38,318)           45,920
        Compensation related to issuance of common stock                        86,400                --
        Warrants issued for services                                            39,075                --
        Amortization of original issuance discount, line of credit              13,281                --
        Changes in operating assets and liabilities:
           Accounts receivable, net                                           (932,103)          375,804
           Inventories, net                                                 (1,071,440)          228,950
           Prepaid expenses                                                    (98,250)            8,995
           Accounts payable                                                    740,350           (18,292)
           Accrued expenses                                                   (101,984)          (28,269)
           Deferred revenue                                                    217,604            (5,127)
--------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating activities            (1,518,198)           27,990
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of software, property and equipment                              (53,790)         (113,118)
    Payments for patent cost                                                   (26,858)          (80,969)
--------------------------------------------------------------------------------------------------------
             Net cash (used in) investing activities                           (80,648)         (194,087)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                     855,725           427,369
    Net borrowing, (repayments) on revolving credit facility                   744,820            (2,722)
    Proceeds from note payable-stockholder                                     800,000           425,000
    Repayment of note payable-stockholder                                     (800,000)         (200,000)
    Payments of capital lease obligations                                      (73,612)         (100,181)
--------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                       1,526,933           549,466
--------------------------------------------------------------------------------------------------------

             Net change in cash and cash equivalents                           (71,913)          383,369

Cash and cash equivalents at beginning of period                          $     81,115      $     83,930
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                $      9,202      $    467,299
========================================================================================================

Supplemental disclosure of cash flow information:
    Cash paid during period for interest                                  $    118,289      $    147,909
    Cash paid during period for income taxes                              $         --      $         --

Supplemental schedule of non-cash investing and financing activities:
    Note payable and accrued interest converted to common stock           $         --      $    236,034

See accompanying notes to financial statements

                           VISEON, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001


1. DESCRIPTION OF THE BUSINESS:

Founded in 1993, Viseon, Inc. (the Company) changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. The Company designs, manufactures and resells business level videoconferencing systems, services and accessories for domestic and international markets. These systems are available in a variety of configurations and price points through both direct and indirect sales channels. During fiscal year 2002, the Company has undergone significant change, from being a sole provider of its own videoconferencing systems, to a company which also distributes products and services provided by others.

2. BASIS OF PRESENTATION:

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's June 30, 2001 financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

The financial statements include the accounts of RSI Systems Ltd. a subsidiary in the United Kingdom which is wholly owned by Viseon, Inc.

The financial statements reflect all adjustments, of a normally recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CAPITALIZED SOFTWARE COSTS. Software costs have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and product quality assurance are capitalized, when material. At March 31, 2002 and June 30, 2001, the Company had $523,518 and $625,009 of unamortized computer software costs, including software acquired.

INTANGIBLE ASSETS. The Company amortizes patents over their estimated useful lives of ten years using the straight-line method. Covenants not to compete are being amortized using the straight-line method over the term of the covenants. Accumulated amortization of intangible assets was $37,904 and $9,154 at March 31, 2002 and June 30, 2001.

REVENUE RECOGNITION. The Company records sales revenue at the time products are shipped. The Company ensures the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC).

In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101, as amended, sets forth the SEC staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller's price to the buyer is fixed or determinable and collectability is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore, believes that the issuance of this bulletin does not have a material impact on these financial statements. The Company adopted SAB No. 101 during the year ended June 30, 2001 and the effect of adopting was not material to the financial statements.

ACCOUNTS RECEIVABLE RESERVES. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers declined, resulting in an impairment of their ability to make payments, additional allowances may be required.

INVENTORY VALUATION. The Company writes down excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about product life-cycles, demand for the Company's products, market conditions and other pertinent factors. If actual product life-cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods.

4. REVOLVING CREDIT FACILITY:

In December 2001, the Company signed a new commercial loan agreement with a bank for a $2,500,000 line of credit facility that matures in December 2002. In connection with the credit facility, the Company issued 200,000 warrants to purchase common stock at $1.58 per share. The new facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable and inventories. The new facility also contains certain covenants and conditions, including minimum net worth plus subordinated debt levels. Interest on outstanding borrowings accrues at the prime rate plus 2.25% (7.0% at March 31, 2002). Outstanding borrowings were $1,239,841 at March 31, 2002 net of an original issuance discount of $39,839. The fair market value of the warrant is being amortized over the life of the credit facility using the straight-line method.

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

5. RELATED PARTY TRANSACTIONS:

On October 5, 2001, the Company received proceeds of $800,000 from Digital Investors, LLC in the form of a note due October 5, 2002. The note was secured by all the Company's assets and was subordinated to its bank line of credit.

Interest was due quarterly at an annual rate of 12%. In January 2002, the Company repaid the note, together with accrued interest, from the proceeds of the remaining shares of common stock purchased by Digital under a Stock Purchase Agreement as amended (see below).

On October 5, 2001, the Company and Digital Investors, LLC (Digital) signed an amendment to a Stock Purchase Agreement (the "Agreement") originally signed in February 2001 to; 1) change the required closing date for the remaining shares to be purchased under the Agreement to "3 days" from the effective date of the S-2 registration, as opposed to "10 days", 2) issue to Digital, ten-year warrants to purchase 800,000 shares of the Company's common stock at an exercise price of $.75 per share upon the final closing of common stock purchased under the agreement, 3) waive the requirement for a registration of the shares purchased under the Agreement prior to the final closing of the Agreement if such registration was not declared effective by October 1, 2002, and 4) require the Company to file a registration statement covering all shares and warrants issued to Digital under the amended Agreement within 30 days of the final closing of the amended Agreement, in the event such registration has not been completed by the date of such closing. The Company filed a second amendment to the S-2 registration statement to reflect these changes to the Stock Purchase Agreement and the registration became effective on January 10, 2002.

On January 18, 2002 the Company issued 2,314,285 shares of common stock purchased by Digital at $.35 per share under the amended Stock Purchase Agreement for a total gross price of $810,000.

In February 2002, the Company issued a total of 50,000 shares of its common stock valued at $0.80 per share to a previous employee in connection with the terms of a severance agreement.

In October and November 2001, the Company issued a total of 100,000 shares of its common stock, or 20,000 shares each to W.R. Howell, Charlie Rey, Albert Hanser, Brian Day, and Gerry Dube, directors of the Company, as compensation, at values ranging from $0.75 to $1.32 per share, (market value on the date of issuance). The Company recorded compensation expense of $86,400 in connection with the stock issuance.

During fiscal year 2002, the Company sold various product totaling approximately $810,000 to Comlink Technology and OC Management LLC, of Dallas Texas, and also purchased various products totaling approximately $544,000 from Comlink Technology for subsequent resale to end users. These companies are owned by a current shareholder of Viseon, Inc. The transactions between the Viseon, Inc. and the two companies noted above were executed on terms and conditions consistent with its standard terms and conditions of sale, on an arms length basis.

Also, during fiscal year 2002, the Company purchased its MediaPro videoconferencing products from Altron, Inc. a current stockholder of the company. The Company believes the transactions between the Viseon, Inc. and Altron, Inc. were executed on an arms length basis.

6. COMMITMENTS AND CONTINGENCIES:

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

         The agreement may be terminated by either party upon failure of the other party to comply with any material term of the agreement after a 30-day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement. The Company may also terminate the agreement upon 30 days written notice. In such case, the Company may be obligated to pay for certain material and work in progress for products ordered. As of March 31, 2002, the Company's loss contingency for material and work in progress for products ordered amounted to; up to approximately $700,000.

         This amount represents the approximate cost to the manufacturer of goods purchased on behalf of the Company in support of the manufacturing of the Company's MediaPro product line that have not been incorporated into finished MediaPro products shipped and billed to the Company. This product line has not been the primary focus of the Company's sales and marketing activities during fiscal year 2002 since the Company's efforts have been directed toward sales of well known brand name products owned and manufactured by other companies in the marketplace. In addition, the MediaPro product line does not contain certain features (primarily the ability to operate over IP networks) demanded by many customers in North America, where the Company has concentrated its sales efforts. These factors, when viewed in conjunction with the level of inventory purchased on behalf of the Company by the Manufacturer, create a contingency that could result in the Manufacturer claiming the Company is obligated to pay for the inventory it has procured to build MediaPro products.

         The Company believes most of the future sales of the MediaPro product line will likely be made to international customers, who in the past have purchased the MediaPro product despite its inability to operate over IP networks. In the third quarter of fiscal year 2002, the Company sold MediaPro products totaling approximately $396,000 in revenue. In the event the Company cannot sell sufficient levels of MediaPro to utilize the inventory procured by the manufacturer within a reasonable amount of time, the Company and the manufacturer could enter into negotiations regarding ultimate responsibility for the goods. In such a case, and in the event an agreement was reached that obligated the Company to pay for all or a portion of the inventory, the Company could experience additional losses if such inventory costs were not subsequently recoverable through MediaPro product sales in the marketplace or other means. As of March 31, 2002 the Company has not reserved for this contingency in its financial statements as it currently believes that financial loss related to the matter is not probable.

   b) MARKETING AGREEMENT

         In February 2001, in connection with an agreement with RSIM to market the Company's products and services, the Company issued warrants to purchase 1,000,000 shares of its common stock at a price of $.45 per share. These warrants were valued at $206,300 using the Black-Scholes pricing model. In April, 2002, 500,000 of these warrants held by RSIM became non-cancelable based on the achievement of required gross sales targets as of December 31, 2001. The remaining 500,000 warrants may become non-cancelable based on the achievement of gross sales targets through December 2002.

c) INVESTOR AND RECRUITMENT AGREEMENT

         In February 2001, in connection with an agreement for seeking potential investors and recruiting and hiring senior management, the Company issued warrants to purchase 500,000 shares of its common stock at a price of $.45 per share. 50,000 warrants were issued and vested immediately and were valued at $10,315 using the Black-Scholes pricing model. In addition, 450,000 warrants vest at a rate of 37,500 quarterly and may vest earlier based on the achievement of earnings criteria as defined in the agreement. In connection with the agreement, 37,500 warrants vested and were valued at $7,736 using the Black-Scholes pricing model during the third quarter of fiscal year 2002. The warrants expire in February 2006.

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Viseon, Inc., a Nevada corporation, (formerly RSI Systems, Inc.) is a global visual communication sales, service and manufacturing organization. Viseon, Inc., (the "Company" or "Viseon"), designs, manufactures and sells high performance, business quality videoconferencing systems, services and accessories throughout a worldwide direct and indirect sales network including resellers, distributors and OEM or private label partners. The former RSI Systems, Inc. was incorporated under the laws of Minnesota on December 21, 1993.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net Sales. Net sales for the third quarter of fiscal year 2002 were $1,758,774, up 147% from $713,074 in the third quarter of fiscal year 2001. The increase in sales in the third quarter of fiscal year 2002 was primarily a result of higher sales volume associated with the Company's new sales efforts in North America through RSI Marketing, LLC (RSIM).

During the third quarter, the Company sold its products in North America under an exclusive sales and marketing arrangement with RSIM. The primary goal for RSIM has been to sell the Company's products directly to end users. The majority of these accounts are either significant in size or their requirements dictate direct interaction with the manufacturer (the Company). Though it is not Viseon's intention to compete with its other distribution channels, many of the organizations which make larger purchases of videoconferencing equipment have dictated that the manufacturer provide specialized services (be they domestic or global) or modify products for their specific application. The increased level of sales during the third quarter of fiscal year 2002 was a direct result of the sales and marketing efforts of RSIM. As of December 31, 2001 RSIM had met the sales targets required for the first period of the arrangement. The second performance period in the agreement runs from January 1 through December 31, 2002.

Historically, and continuing through the third quarter of fiscal year 2001, the Company's sales in North America were comprised of sales on a direct basis to end users as well as sales to third party resellers and distributors. In the third quarter of fiscal year 2002, the Company focused its North American sales efforts primarily toward end users, except for sales to a limited number major distributors. This focus on end users and major distributors is expected to continue in the future.

Gross Profit. Gross profit was $352,962 for the third quarter ended March 31, 2002 compared to a gross profit of $346,576 during the third quarter of fiscal year 2001. Cost of goods sold as a percentage of net sales for the third quarter of fiscal year 2002 were 80% compared to 51% during the third quarter of fiscal year 2001. The higher cost of goods sold as a percent of net sales during the third quarter of fiscal year 2002 compared to the third quarter of fiscal year 2001 was due to changes in the mix of products shipped and a shift in the Company's primary distribution strategy compared to the previous period. During the third quarter of fiscal year 2002, the proportion of sales generated from products purchased from other manufacturers increased significantly compared to the same quarter in the previous fiscal year. These products were sold at gross margins which are substantially lower than products owned and produced by the Company. In contrast, Company-produced products formed the primary basis for sales in the third quarter of fiscal year 2001.

Downward market pressure on the pricing of videoconferencing units continued to remain strong during the third quarter of fiscal year 2002 and is expected to continue. This price pressure also contributed to the higher level of costs as a percentage of net sales during the third quarter of fiscal year 2002, compared to fiscal year 2001.

The trend toward lower gross margin percentages in fiscal year 2002 compared to fiscal year 2001 is expected to continue in the short term, due to the Company's strategy of increasing its installed base of videoconferencing units with the primary concentration of sales coming from products manufactured by others that carry lower margins than Company-owned products. However, the Company is actively pursuing additional hardware, software and service product offerings in order to increase revenue streams or gross margin percentages or both, with the overall goal of increasing gross margin dollars compared to historical levels. The ultimate success in creating these additional revenue streams and the timing and results of these efforts on gross margin dollars cannot be reasonably determined.

Research and Development Expenses. Research and development expenses were $47,339 for the third quarter of fiscal year 2002, or 3% of net sales, compared to research and development expenses of $129,680 or 18% of net sales for the third quarter of fiscal year 2001. Actual expenses decreased approximately $82,000 as a result of lower head count associated with the Company's strategy of broadening its current product offerings through new relationships with other manufacturers, and the acquisition or sharing of product technology as opposed to internally funded development.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $210,244 for the three-month period ended March 31, 2002 or 12% of sales, compared to $518,211 or 73% of sales for the three-month period ended March 31, 2001. The decrease in the percentage of sales was due to a combination of increased sales during the third quarter of fiscal year 2002 compared to the third quarter of fiscal year 2001 and a lower level of expenses, due entirely to factors which are not expected have a continuing similar effect in future quarters as described below.

The lower overall level of selling, general and administrative expenses during the three-month period ended March 31, 2002 was a direct result of a) reductions to sales commission accruals of approximately $145,000, b) a reduction of accounts receivable reserves of approximately $84,000 and c) a reduction in compensation expense associated with variable stock option accounting of approximately $196,000. Excluding these reductions in expenses, accruals and reserves, selling, general and administrative expenses for the three-month period ended March 31, 2002 were approximately $635,000, or 36% of sales. This higher level spending on selling, general and administrative expenses for the third quarter of fiscal year 2002 (after excluding the $425,000 in reductions outlined above), compared to the third quarter of fiscal year 2001, was primarily a result of increased sales expenses and costs for personnel and infrastructure associated with increased sales activity in North America.

As a result of the foregoing, net earnings for the third quarter of fiscal year 2002 were $74,365, or $.01 per common share compared to a net loss of $(348,126) or $(.04) per common share in the third quarter of fiscal year 2001. The following table summarizes net earnings for the third quarter of fiscal year 2002, along with the effects that variable stock option accounting adjustments and other significant unusual items discussed above had on net earnings (loss) for the third quarter of fiscal year 2002. This information is presented because the effects of such items are significant and are not indicative of future results or performance by the Company.

                        Three Months ended March 31, 2002

----------------------------- ---------------------- ---------------------- -------------------- ---------------------
                              Sales, general and     Net income (loss)      Basic earnings per   Diluted earnings
                              administrative                                share                per share
                              expenses
----------------------------- ---------------------- ---------------------- -------------------- ---------------------
As reported amounts               $    210,244                  74,365           $   0.01                 0.00

----------------------------- ---------------------- ---------------------- -------------------- ---------------------
Items not indicative of
performance during the
period:

----------------------------- ---------------------- ---------------------- -------------------- ---------------------
Reduction in sales expenses
(note 1)                               145,000                (145,000)              n/a                  n/a

----------------------------- ---------------------- ---------------------- -------------------- ---------------------
Reduction in allowance for
doubtful accounts                       84,000                 (84,000)              n/a                  n/a
(note 2)

----------------------------- ---------------------- ---------------------- -------------------- ---------------------
Reduction in  compensation
expense due to variable
accounting                             196,000                (196,000)              n/a                  n/a
(note 3)

----------------------------- ---------------------- ---------------------- -------------------- ---------------------

Balance excluding the
effects of items above            $    635,244                (350,635)          $   (.03)                (.03)

----------------------------- ---------------------- ---------------------- -------------------- ---------------------

         NOTE (1) - During the third quarter of fiscal year 2002, the Company lowered estimated commission expenses recorded in previous quarters by approximately $93,000, which were associated with RSI Marketing, LLC
         (RSIM). This reduction in commission expense related to the six-month period ended December 31, 2001 was primarily a result of clarification of the original terms of the contract between RSIM and the Company, relative to the treatment of indirect overhead costs associated with shipping, inventory and warehousing, and other operations activities. In addition, the Company lowered cumulative commissions which were expensed from July 1, 2001 through December 31, 2001 by approximately $52,000, in order to more properly match such commissions with the associated deferred revenues from maintenance service contracts. The effect of these changes to estimated and accrued commissions was to reduce selling, general and administrative expenses for the third quarter of fiscal year 2002, by approximately $145,000 that relates to the first two quarters of fiscal year 2002.

         NOTE (2) - Also in the third quarter of fiscal year 2002 the Company reduced its reserve for doubtful accounts by approximately $84,000. The reduction in doubtful account reserves as of March 31, 2002 was made based upon an analysis of all open accounts and historical write offs consistent with the Company's policy for estimating bad debts. Although the total level of outstanding accounts receivable as of March 31, 2002 increased significantly from June 30, 2001, the Company has experienced a significant shift in the type of customer accounts comprising accounts receivable, toward larger, end user customers. This shift is a result of changes in the Company's distribution strategy which has been directed toward direct sales to medium and large sized companies as opposed to third party resellers and distributors. The reduction in the allowance for bad debts during the third quarter of fiscal year 2002 should not be considered indicative of future results. Future changes in the Company's business may have the opposite effect of significantly increasing the required allowance for bad debts and associated bad debt expense.

         NOTE (3) - Selling, general and administrative expenses for the third quarter of fiscal year 2002 were also offset by approximately $196,000 due to a reduction of non-cash compensation expense recorded during the first two quarters of fiscal year 2002, caused by a lower market value of the Company's common stock as of March 31, 2002 compared to December 31, 2001. The compensation expense reduction was made in accordance with the variable accounting rules for stock options under Interpretation No. 44 relative to certain modified stock options held by employees. Under the variable accounting rules, certain modifications made to stock options held by employees require future compensation expense increases or decreases, as the fair market value of the associated common stock changes, through the date the options are exercised. As of December 31, 2001, the Company had expensed a total of approximately $253,000 in connection with the modified options in fiscal years 2001 and 2002 combined. As of March 31, 2002, the market value of the Company's common stock declined from the December 31, 2001 level, and this resulted in an associated reversal of $196,000 in compensation previously expensed. The table above summarizes the effect of variable stock option accounting on the Company's expenses and net earnings (loss) for fiscal year 2002. Expenses during the third quarter of fiscal year 2001 were not affected, as the variable accounting treatment commenced during the fourth quarter of fiscal year 2001.

As a result of the foregoing, net income for the third quarter of fiscal year 2002 was $74,365 or $.01 per common share compared to a net loss of $(348,126) or $(.04) per common share for the third quarter of fiscal year 2001.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

Net Sales. Net sales for the nine-month period ended March 31, 2002 were $6,018,866, up 122% from $2,708,751 for the nine-month period ended March 31, 2001. The increase in sales during the nine-month period ended March 31, 2002 was a result of higher sales volume associated with the Company's new sales efforts in North America through RSIM.

Gross Profit. Gross profit was $1,648,712 for the nine-month period ended March 31, 2002, compared to a gross profit of $1,348,322 during the nine-month period ended March 31, 2001. The increase in gross profit was a result of higher unit sales volume. Cost of goods sold as a percentage of net sales for the nine-month period ended March 31, 2002 were 73% compared to 50% during the nine-month period ended March 31, 2001. The higher cost of goods sold as a percent of net sales during the nine-month period ended March 31, 2002 was due to changes in the mix of products shipped and a shift in the Company's primary distribution strategy during the period, compared to the nine-month period ended March 31, 2001. During the nine-month period ended March 31, 2002 the proportion of sales generated from products purchased from other manufacturers increased significantly compared to the same period a year earlier. These products were sold at gross margins which are lower than products owned and produced by the Company. In contrast, Company-produced products formed the primary basis for sales in the nine-month period ended March 31, 2001.

Research and Development Expenses. Research and development expenses were $220,849, or 4% of sales for the nine-month period ended March 31, 2002, compared to research and development expenses of $420,575, or 16% of sales for the nine-month period ended March 31, 2001. The decrease in expenses as a percentage of sales during the nine-month period ended March 31, 2002 was primarily due to increased sales. Actual expenses decreased approximately $200,000 during the nine-month period ended March 31, 2002 as a result of lower head count associated with the Company's strategy of broadening its current product offerings through new relationships with other manufacturers, and the acquisition or sharing of product technology as opposed to internally funded development.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $2,032,287 for the nine-month period ended March 31, 2002 or 34% of sales, compared to $1,583,503 or 58% of sales for the nine-month period ended March 31, 2001. The higher level of spending on selling, general and administrative expenses during the nine-month period ended March 31, 2002 was primarily a result of increased sales expenses and costs for personnel and infrastructure associated with higher sales activity. In addition, the Company experienced increased legal, accounting and insurance costs associated with increased sales activity and other general corporate matters during the nine-month period ended March 31, 2002 compared to the prior period. Finally, the Company also had higher amortization expenses during the nine-month period ended March 31, 2002 as a result of the acquisition of its ALRS product line in April, 2001.

Other income (expense). Other income (expense) of $(13,434) decreased $149,900 for the nine-month period ended March 31, 2002 compared to other income (expense) of $(163,334) for the nine-month period ended March 31, 2001. Included in other income (expense) were license fees of approximately $100,000 recognized in connection with the Company's patent protection activities during the first quarter of fiscal year 2002. Interest expense for the nine-month period ended March 31, 2002 was $126,699 compared to $170,985 for the nine-month period ended March 31, 2001. Interest expense decreased during the nine-month period ended March 31, 2002 as a result of lower levels of outstanding borrowings on the Company's line of credit and lease obligations, and lower interest rates.

As a result of the foregoing, net loss for the nine-month period ended March 31, 2002 was $(617,858) or $(.05) per common share compared to a net loss of $(819,090) or $(.09) per common share for the nine- month period ended March 31, 2001.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash used in operating activities was $(1,518,198) during the nine-month period ended March 31, 2002, compared to cash provided of $27,990 in the nine-month period ended March 31, 2001.

Accounts receivable increased $932,103 from June 30, 2001 to March 31, 2002 as a result of a strong sales increase during the third quarter of fiscal year 2002, compared to the fourth quarter of fiscal year 2001 ended June 30, 2001. Sales in the third quarter of fiscal year 2002 were $1,758,774, compared to $713,074 in the fourth quarter of fiscal year 2001. A large proportion of the sales increase came at the end of February and in the month of March 2002, resulting in a substantial increase in the level of open account balances at March 31, 2002 compared to June 30, 2001.

Although accounts receivable increased substantially as of March 31, 2002, compared to June 30, 2001 as noted above, the Company's overall reserve for doubtful accounts receivable has remained relatively flat at $128,000 as of March 31, 2002 and $144,000 as of June 30, 2001. The lower proportion of accounts receivable reserves as of March 31, 2002 is due to changes in the company's business and related customer base which has reduced the level of necessary reserves. As noted above, the Company estimates doubtful account reserves based upon an analysis of all open accounts and historical write-offs. Shifts in the Company's distribution efforts toward sales to medium and large sized end users instead of third party resellers and distributors has resulted in lower overall credit risk associated with accounts receivable as of March 31, 2002 compared to June 30, 2001.

The Company carries foreign credit insurance on sales made with open account terms to foreign buyers. This insurance covers a substantial portion of the buyer and country risk on foreign accounts. In the event a foreign account is determined to be un-collectable, the Company would file a claim on the insurance policy. The credit policies and rules required by the underwriters of the policy are extensive and in some cases judgmental. This could result in the denial of a claim in certain instances if circumstances are interpreted in favor of the underwriter. The Company considers its credit insurance policy as an important factor that mitigates risk, and factors this into its assessment of the reasonableness of its allowance for doubtful accounts. The Company believes it has complied with the rules of its foreign credit insurance policy as of March 31, 2002.

Inventory also increased during the nine-month period ended March 31, 2002, by $1,071,440 as a result of the Company's strategy to broaden its product line to include products manufactured by other companies. Although the Company actively sold these products during the first three quarters of fiscal year 2002, a significant level of this inventory remained on hand at March 31, 2002.

The Company purchased a major portion of this new inventory on extended payment terms from a few key vendors, resulting in an increase in accounts payable of approximately $740,350 during the nine-month period ended March 31, 2002, which partially offset the increased level of inventory and accounts receivable during the period. The Company is carrying a balance owed to one such vendor of approximately $500,000 as of March 31, 2002 which was past due beyond the extended payment terms provided to the Company. The Company has agreed to forward payments to the vendor in conjunction with sales of the related inventory, until the account is fully paid. Funds for these payments are obtained from the Company's working capital line of credit based on customer billings.

Subsequent to March 31, 2002, the Company returned approximately $200,000 of other inventory to separate vendor for full credit, as a result of sluggish sales of the vendor's products.

As of March 31, 2002, inventories of $1,617,830 include an inventory valuation reserve of approximately $283,000. This reserve reflects management's estimate of the difference between inventory cost and market value of such inventory which has been estimated at net realizable value from the sale of certain items as individual components or as part of finished products. For such items, there can be no assurance that the ultimate proceeds from the sale of such items will be enough to cover the current estimated market value. If this is the case, additional write-downs to inventory may be necessary in future periods.

Deferred revenue (net of Other Receivable) increased $217,604 as of March 31, 2002 compared to June 30, 2001. The increase in deferred revenue is associated with an increase in the Company's sales efforts to domestic end users along with a strategic focus on including full service product maintenance offerings with each sale. Revenue from these maintenance contracts is recognized over the term of the contract. The Company expects to continue selling service maintenance products in the future.

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of equipment of $53,790 during the nine-month period ended March 31, 2002, were primarily the result of the Company capitalizing certain inventory to be utilized for internal demonstration and test purposes.

CASH FLOW FROM FINANCING ACTIVITIES

The Company's original line of credit, including extensions, expired on August 26, 2001. The Company paid its former bank the entire amount of outstanding principal and interest on the line of credit as of October 30, 2001.

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

In December 2001, the Company signed a new commercial loan agreement with a bank for a $2,500,000 line of credit facility that matures in December 2002. The new facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable and inventories. The new facility also contains certain covenants and conditions, including minimum net worth plus subordinated debt levels. Interest on outstanding borrowings accrues at the prime rate plus 2.25% (7.0% at March 31, 2002). Outstanding borrowings were $1,239,841 at March 31, 2002 net of an original issuance discount of $39,839.

On January 18, 2002 the Company issued 2,314,285 shares of common stock purchased by Digital at $.35 per share under an amended Stock Purchase Agreement for a total gross price of $810,000. Net proceeds from the transaction were $800,000 after applicable legal costs.

Also in January 2002, the Company repaid the note payable to Digital Investors LLC, together with accrued interest, from the proceeds of the remaining shares of common stock purchased by Digital under the Stock Purchase Agreement as amended (see above).

LIQUIDITY

Even though sales have increased substantially during fiscal year 2002 compared to levels in fiscal year 2001, an erosion in the Company's gross margin percentages has resulted in the Company experiencing a significant loss from operations through March 31, 2002. This has placed significant pressure on the Company's financial condition and liquidity position. These conditions raise concerns about the Company's ability to generate positive cash flows and fund operations.

For the nine-month period ended March 31, 2002, the Company had a net use of cash in operating activities of $(1,518,198). As of March 31, 2002, the Company had an accounts payable balance of $1,808,110 although approximately $200,000 of this amount was offset by a return of inventory to a vendor subsequent to March 31, 2002, leaving a balance of approximately $1,608,110 after the return. The Company had minimal cash on hand and net accounts receivable of $1,461,567 as of March 31, 2002. In connection with the requirements of the Company's loan agreement with its bank, the Company must remit all cash collected from accounts receivable to pay its outstanding line of credit. New advances on the line of credit are permitted only as additional billings are generated. As a result of its cash position and working capital deficit on March 31, 2002 the Company requires additional working capital to continue operations in the short term and coming calendar year.

Throughout fiscal year 2002, the Company has financed operations primarily through loans from stockholders, sales of its common stock and borrowings on its line of credit. The Company needs to generate additional cash from one or more of these sources in the short term to continue operations in the near term. The Company also needs to generate positive cash from operations in the future to avoid continued erosion in its financial position which jeopardizes its ability to obtain additional financing.

The following information identifies known trends or uncertainties relative to the Company's liquidity and major sources of cash for the company as well as managements' plans and intentions to avoid or mitigate these trends or uncertainties and their potential effect on the Company's liquidity in the future.

         1) THE COMPANY'S ABILITY TO INCREASE REVENUES AND GROSS MARGIN CONTRIBUTIONS AND MINIMIZE COSTS IS A CRITICAL SOURCE OF FUTURE CASH. As indicated from the first nine months of fiscal year 2002, although revenues have increased significantly from historical levels, the Company's gross margin percentages have declined as a result of changes to the Company's marketing strategy including the products sold by the Company. Competition in markets pursued by the Company in the past is intense and is expected to continue in the future.

         Management plans to continue to increase sales and improve operating results in the short term through 1) increased sales activity in North America through direct sales efforts and through other select distribution partners, 2) increased revenue streams from a broader line of product, service and network offerings as a result of joint development efforts with strategic partners, new distribution agreements or product and technology acquisitions and 3) continued efforts to streamline operations and minimize overhead.

         There can be no assurance that the Company will be able to increase sales of existing products sufficiently to generate positive cash flow from operations. In addition, there can be no assurance that the Company will be able to obtain sufficient products at prices acceptable to the Company that will allow it to avoid future margin erosion on the sales of existing products. Although the Company intends to identify and initiate new product offerings in the future to allow it to increase revenues and gross margin dollars, there can be no assurances that the Company will be successful in creating these incremental revenue and gross margin streams. If the Company is not successful in creating such incremental cash from increased revenue and gross margin contributions, the Company would continue to decrease expense levels to conserve cash, and management believes that such expense reductions could be made in a short period of time. However, there can be no assurance that such reductions would be sufficient to enable the Company to continue operations.

         2) THE COMPANY HAS INITIATED ACTIVITY NECESSARY TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS. THIS ACTIVITY HAS, IN THE PAST, CREATED ADDITIONAL CASH FOR THE COMPANY IN THE FORM OF SETTLEMENTS FROM THIRD PARTIES BELIEVED TO BE INFRINGING ON THE COMPANY'S INTELLECTUAL PROPERTY RIGHTS. As of March 31, 2002, the Company has initiated legal claims against three other Companies, and these activities are yet to be resolved. The Company believes that these activities may have a significant positive effect on the Company's liquidity in the future, but there can be no assurance that any of the matters currently in process will be settled to the benefit of the Company, or that any such settlement will result in increased cash quickly enough to generate additional liquidity for the Company in the near future.

         3) THE COMPANY RELIES HEAVILY ON ITS BANK LINE OF CREDIT TO FINANCE ONGOING WORKING CAPITAL requirements. This line of credit is discretionary in nature, and contains certain covenants and restrictions which the Company must operate under, including a requirement to maintain a certain minimum level of net worth. As of January 31, 2002, the Company's tangible net worth fell below the level required by its bank, and the requirements were adjusted by the bank for the remainder of calendar 2002. In addition, the Bank reduced the percentage of eligible inventory and the level of eligible foreign receivables against which the Company can borrow funds. The changes to eligible inventory and foreign receivables are not expected to significantly affect the liquidity of the Company in calendar 2002, primarily because a majority of the Company's borrowings are expected to be drawn against domestic accounts receivable, due to the Company's focus on domestic sales. As of March 31, 2002, the Company's tangible net worth was $396,121, which was in compliance with the revised tangible net worth covenant. However, the tangible net worth requirement increases on a monthly basis through December 5, 2002 to the required levels shown below.

         --------------------------- -----------------------------
         Date                        Minimum net tangible net
                                     equity requirement (Note 1)
         --------------------------- -----------------------------

         March 31, 2002                        $350,000
         --------------------------- -----------------------------

         April 30, 2002                         400,000
         --------------------------- -----------------------------

         May 31 - June 30, 2002                 450,000
         --------------------------- -----------------------------

         July 31 - August 31, 2002              500,000
         --------------------------- -----------------------------

         Sept 30 - Oct 31, 2002                 550,000
         --------------------------- -----------------------------

         Nov 30 - Dec 5, 2002                   600,000
         --------------------------- -----------------------------


                  NOTE 1 - Tangible net equity is defined in the Company's loan agreement with its bank as Stockholders' equity less intangible assets per Generally Accepted Accounting Principles.

         There can be no assurance that the Company will be able to continue to maintain sufficient tangible net equity in the future to continue meeting the required loan covenant by the bank. In addition, since the line of credit is discretionary in nature, the bank could decide to terminate the Company's line of credit even if the Company was in compliance with all of the loan covenants and requirements. If this situation occurred, the Company would experience a significant and material negative effect on its liquidity, and would face a reasonable probability that the Company would be unable to continue operations. The Company would immediately seek additional debt or equity financing, but there can be no assurances that such efforts would be successful, or that such funds will be available at prices and on terms acceptable to the Company.

         Finally, the Company's line of credit expires on December 5, 2002. As noted above, the Company relies heavily on such line, and expects to renew the agreement prior to the expiration date with its bank. If such an agreement cannot be negotiated for any reason, the Company would expect to take steps to obtain alternate working capital financing. There can be no assurance that the Company will be able to achieve either of these objectives and the lack of such a continuing source working capital after December 5, 2002 would likely have significant and material negative effects on the Company's liquidity, including a reasonable probability that the Company would be unable to continue operations.

         4) IN THE PAST, THE COMPANY HAS RAISED ADDITIONAL CAPITAL FROM EXISTING SHAREHOLDERS THROUGH PRIVATE PLACEMENTS. The Company plans to raise additional capital from outside sources for future operations in the near term, but there can be no assurances that such efforts will be successful, or that such funds will be available on terms or at prices acceptable to the Company. The inability to raise such additional capital would likely have significant and material negative effects on the Company's liquidity including a reasonable probability that the Company would be unable to continue operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Form 10-KSB for the year ended June 30, 2001. The accounting policies used in preparing our interim 2002 consolidated condensed financial statements are the same as those described in our Form 10-KSB. Our critical accounting policies are those both having the most impact to our reporting of our financial condition and results, and requiring significant judgement and estimates.

                                     PART II
                                OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  On March 7, 2002 the Company was named as a defendant in Hennepin District Court in a suit bought about by Simplex Time Recorder Corporation, (the Company's landlord) for past due rent, interest and related legal fees of approximately $84,000. The Company is in the process of reviewing such claim and expects to negotiate a settlement with the plaintiff at an amount less than the full amount claimed.

Item 2.           CHANGES IN SECURITIES

                  In January 2002, the Company issued 2,314,285 share of its common stock to Digital Investors, LLC at $.35 per share under the terms of an amended Stock Purchase Agreement for a total gross price of $810,000.

                  In January 2002, the Company issued warrants to purchase 800,000 shares of its common stock for a price of $.75 per share to Digital Investors LLC. The warrants have an exercise period of nine years.

                  In February 2002, the Company issued 50,000 shares of its common stock to a former employee in connection with the cancellations of stock options under the terms of a severance agreement.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5.           OTHER INFORMATION

                  None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits - None.


                  (b)   Reports on Form 8-K:

                  On February 1, 2002, the Company filed a Form 8k announcing The issuance of 2,314,285 shares of its common stock to Digital Investors, LLC for $.35 per share in connection with the terms of a Stock Purchase Agreement and related amendment to the Stock Purchase Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Viseon, Inc.




Dated: May 14, 2002                     /s/        John C. Harris
                                        ------------------------------------
                                                   John C, Harris
                                        Its President & Chief Executive Officer


                                        By:  /s/   James D. Hanzlik
                                            --------------------------------
                                                   James D. Hanzlik
                                        Its Chief Financial Officer

                           VISEON, INC. AND SUBSIDIARY
                                EXHIBIT INDEX TO
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2002


  Item No.         Title of Document                 Method of Filing
  --------         -----------------                 ----------------


10.58              Amendment to Loan          Filed herewith electronically
                   Agreement