Form 10KSB
period 2002-06-30
VISEON INC
filed 2002-10-15
CIK 936130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER: 0-27106

                                  VISEON, INC.
                          (FORMERLY RSI SYSTEMS, INC.)
                          ----------------------------
                 (Name of small business issuer in its charter)

                    NEVADA                              41-1767211
                    ------                              ----------
        (State or other jurisdiction of                (IRS Employer
        incorporation or organization)              Identification No.)

                    545 E. JOHN CARPENTER FREEWAY, SUITE 1430
                               DALLAS, TEXAS 75062
                               -------------------
              (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214-424-5700)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK,
                                                             $.01 PAR VALUE

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB for any amendment to this Form 10-KSB. | |

The Company's revenues for its most recent fiscal year were $7,452,346.

On October 11, 2002, the Company had 14,842,398 shares of common stock, $.01 par value, outstanding, and the aggregate market value of the common stock as of that date (based on the average of the closing bid and asked prices as of that date as reported by the OTC Bulletin Board System), excluding outstanding shares beneficially owned by directors and officers, was approximately $9,078,092

                    DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format (check one): Yes ___; No _X_

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

ITEM 1.     DESCRIPTION OF BUSINESS.

(a)      BUSINESS DEVELOPMENT

            Viseon, Inc., a Nevada corporation, formerly RSI Systems, Inc. is a visual communication sales, service and manufacturing organization. Viseon, Inc., (the "Company" or "Viseon"), designs, manufactures and sells high performance, business quality videoconferencing systems, services and accessories throughout a direct and indirect sales network including resellers, distributors and OEM or private label partners. In May 2001, the former RSI Systems, Inc. was merged into its wholly owned subsidiary Viseon, Inc. in order to change the domicile of the Company to Nevada and to effect a simultaneous name change to Viseon, Inc. The Plan of Merger between RSI Systems, Inc. and Viseon, Inc. was approved by the shareholders of RSI Systems, Inc. on May 23, 2001.

            The Company's fourth-generation video conferencing product family, the MediaPro 384(R) (MediaPro(R), MediaPro 384(R)) system, is available for sale worldwide. This system provides near television quality video and audio via a miniaturized, self-contained free-standing device which is fully industry standards based and is sold in three different configurations: laptop, dual platform and multipoint. The Company was granted and owns United States Patent Numbers 5,802,281, 6,073,192, and 6,397,275 and has others pending.

            The former RSI Systems, Inc. was incorporated under the laws of Minnesota on December 21, 1993. Its founders developed a self-contained desktop videoconferencing device for connection to personal computers and Apple Macintosh systems. On July 25, 1995, the Company completed its initial public offering of its common stock, par value $0.01 per share (the "Common Stock"). With the net proceeds from the public offering, including proceeds from the exercise of the underwriter's overall allotment option (approximately $7,400,000), the Company funded further research and development related to the enhancement of the original product. By June 1996, the target market for this product had not developed and the product had not achieved its price performance objectives.

            In July 1996, the Company redirected its efforts away from the computer-based desktop videoconferencing systems marketplace and towards the emerging workgroup and set top television-based market. Subsequently, the Company designed a second-generation system, the Video Flyer, that created a new level of video, audio and price performance without the need for interfacing to any type of computer system. Deemed a COMPUTER-FREE SYSTEM, the original Video Flyer evolved into the Video Flyer Plus product line of videoconferencing engines with enhanced features and functionality.

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

            In August of 2001, the Company completed the move of its headquarters to Dallas, TX. from Minneapolis, MN.

            In March of 2002, the Company began investigating ways to to sell videoconferencing products to the United States Consumer market. These investigations included market research of the U.S. Broadband Consumer market and analysis of other manufacturers of videoconferencing products that could be utilized to meet anticipated consumer demand.

            In May of 2002, the Company was issued Patent 6,397,275 which relates to the Company's designs for its consumer videophone product. The Company also met with several cable multiple system operators (MSO's) regarding sales and marketing of its new product to residential consumers.

            In June of 2002, the Company began developing plans to launch a new videophone product designed for the U.S. residential consumer market. This product would provide for video communications to be performed by utilizing existing broadband networks in the United States and Canada including Digital Subscriber Lines (DSL) and Cable Modem Internet access.

            In October of 2002, the Company's wholly-owned subsidiary Viseon PVT, Inc. which was incorporated in September 2002 entered into an exclusive agreement with Leadtek Research, Inc. that calls for Leadtek Research, Inc. to provide videophone products to the Company for sale in the United States and Canada. This contract requires the Company to purchase certain minimum quantities of product to be purchased quarterly to continue to maintain its exclusivity. Included in this agreement was the Company's agreement not to pursue any patent litigation against Leadtek Research, Inc. throughout the term of the exclusive distribution and OEM agreement.


OVERVIEW OF THE MARKETPLACE

            Various forms of videoconferencing equipment have been introduced to the global marketplace during the past 20 years. Initial system offerings were very expensive (over $100,000) and sold primarily as a method to reduce travel expense or conduct distance meetings between large groups of individuals. Use of these systems was primarily by large corporations, governments and universities.

            With the establishment of industry standards promulgated for video communications by the International Telecommunications Union (ITU) in the early 1990s and the availability of lower cost electronic components, marketplace sales began to accelerate. Since then, enhanced, user-friendly products and lower prices throughout the marketplace have increased the applications for videoconferencing systems, creating distinct product segments.

            The videoconferencing equipment marketplace continued to evolve in fiscal year 2002, with a clear continued shift toward high quality, reasonably priced systems, which incorporate expanded capabilities and functionality. This shift has continued to create expanding opportunities and challenges for the Company, in what is believed to be an overall corporate videoconferencing hardware market of approximately $1.0 billion worldwide. A recent report from Frost and Sullivan said the U.S. Videoconferencing hardware revenues may climb to $5 billion by 2007.

            The market is generally recognized as having the following segmentation:

            (1) Consumer Systems. These systems are now available in two categories. One that is generally inexpensive, operates on standard telephone lines and provides minimal levels of picture quality and audio performance. List pricing for these systems currently ranges from $100 to $500. The second category is now recognized as a Broadband Videophone. It operates on broadband transmission lines which are considered to be either Digital Subscriber Lines (DSL) or via Cable Modem access to the Internet. The Company's new Broadband Videophone offers a higher resolution picture and audio quality that is generally in the same quality range as former Set-top/Workgroup Videoconferencing Systems. List pricing for this system is still being evaluated but is currently set at $1,295.

            (2) Desktop PC Based Systems. These systems consist of electronic components or devices being added to existing desktop personal computers. Available from a variety of different manufacturers, product performance varies widely. Pricing of these systems is based upon system requirements, functionality, and upgradability also varies widely and ranges from less than $1,000 to $6,000.

            (3) Set top/Workgroup Videoconferencing Systems. The Company was one of the first manufacturers to enter this marketplace. The Company's MediaPro 384(R)product is targeted at this market segment. The systems in this market segment generally attach to high quality brand name televisions or other displays to provide medium to excellent video and audio performance at price points ranging from $3,000 to $25,000. Systems provided by manufacturers in this market segment are interoperable between each other, thus allowing for rapid expansion of use and cross-platform compatibility. This is similar to facsimile machine standardization in the late 1980s to allow for rapid expansion of the marketplace regardless of the product brand.

            (4) Permanent Room Systems. With the improvement in quality of set top/workgroup systems, this market segment is not growing as rapidly as it once was, but many permanent rooms are undergoing refurbishment. Permanent room systems are intended to provide a high level of consistent operation for both audio and video signals. Prices for full room systems are typically in the $50,000 and up category, excluding installation.

            New capabilities and features will be introduced that will encourage more demand in the marketplace. The Company believes that the residential Consumer segment utilizing Broadband Internet Protocol will become one of the fastest growing segments of the video communications industry.


(b)      BUSINESS OF THE COMPANY

PRODUCTS

MEDIAPRO 384.

            In June 1999, the Company introduced its fourth-generation product, the MediaPro 384 product family, which is aimed primarily at the workgroup/workgroup market segment. The MediaPro 384 product family is a 128 to 384 Kbps ISDN product that builds upon the strengths of the Company's previous generation products and added several additional enhancements. The MediaPro 384 product family is available in three configurations and each configuration is available with a variety of different network interfaces such as ISDN BRI and
V.35. All MediaPro 384 systems can accept additional software features and upgrades to allow the products to continue to meet the demands of a continuously changing market. The Company may charge a fee for new, substantial, software features that it develops. The software updates are received by making a telephone call to the Company's software server and downloading the software into the unit to be updated.

            Price points for the MediaPro 384 product line are targeted for the ISDN only videoconferencing marketplace. The Company has initiated development on a new option for the MediaPro that will incorporate Internet protocol (IP) as an optional communication method.

            The Company may attempt to sell this portion of its business given the new focus on consumer Broadband Videophones.


AUTOMATIC LINE ROUTING SWITCH (ALRS).

            In April 2001, the Company acquired the Automatic Line Routing Switch (ALRS) product line from King Research, LLC. This product family allows for videoconferencing rooms to be pre-wired with either one or two category five cables and then automatically transfer the appropriate telephone, ISDN, POTS and Ethernet Network lines to the appropriate room based upon the current location of the shared videoconferencing system. The Company sells this product line worldwide, both through its distributors and resellers, as well as direct to end-users.

            Price points for the ALRS products are targeted to justify installing this equipment rather than install additional lines into each conference room and purchase videoconferencing systems for each.

            The ALRS is available in 3 different configurations:

                  ACE - This unit will allow 3 BRI U Interface Type Lines or T1-PRI Line to be shared between multiple conference rooms.

                  Eagle - This unit will allow up to 4 BRI U, Analog (POTS) and Ethernet lines or 3 BRI ST Interface Type lines to be shared between multiple rooms.

                  Eagle II - This unit will allow up to 4 BRI ST Interface Type Lines, Analog (POTS) and Ethernet lines to be shared between multiple rooms.

The Company is currently marketing the ALRS business to other companies in order to focus its efforts on its new consumer broadband videophone initiative.

SERVICE AND SUPPORT

            The Company provides its customers with a single source for video products and services that assist them with systems procurement and integration, maintenance and operation of their video conferencing systems. It provides a comprehensive suite of video and network services including integration, on-site technical assistance, customized training, and maintenance. The Company configures single or multi-vendor video and data conferencing platforms for our clients and integrates systems and components into a complete solution designed to suit each customer's particular communications requirements.

            Once the Company evaluates a customer's video conferencing requirements, it delivers, installs and tests the communications equipment. When the system is functional, the Company can provide training to all levels of our customer's organization, including executives, managers, management information systems and telecom administrators, technical staff and end users. Training includes instruction in system operation as well as the planning and administration of meetings. By means of thorough training, the Company helps to ensure that it's customers understand the functionality of the systems and are able to apply the technology effectively.

            The Company's maintenance programs cover a customer's entire video communications system deployment for an annual fee. The maintenance programs have many options that can include installation and maintenance service that provides comprehensive customer support after the sale and helps to ensure that its customers experience reliable, effortless video communications. The Company's installation service reduces the overall cost of implementation by reducing the burden on its customers' resources. Its maintenance service provides technical support representatives, a 24x7 on-call help desk, nationwide on-site diagnostic repair and replacement service, nationwide network trouble coordination and a 24-hour video test facility.

            The Company anticipates supporting its existing service and support customers while transitioning to a business that supports its broadband provider partners who will be reselling the Company's new consumer Broadband Videophone.

ON-GOING PRODUCT DEVELOPMENT.

            The Company has reduced its in-house product development staff and will contract with outside firms to partially fulfill its product development needs. Management expects that these arrangements will continue to be sufficient to support the ongoing sales activities of the MediaPro, ALRS and Broadband Videophone product lines.

Broadband Videophone

            In October 2002, the Company entered into an agreement with Leadtek Research, Inc. that grants the Company exclusive rights to distribute certain video communications products. Leadtek Research, Inc. is an electronics manufacturing company that is based in Taiwan. Leadtek manufactures a Broadband Videophone that is designed for use in the residential home or commercial office. The Company plans to sell this product primarily North America through sales and marketing agreements with resellers, agents, distributors and Broadband Providers.

            Price points for the Broadband Videophone product are still being analyzed and tested to determine the best price/acceptance ratio.


SALES AND DISTRIBUTION

            In fiscal year 2002, the majority of the Company's North American sales revenues were as a direct result of the contractual agreement with RSI Marketing, LLC. Sales were primarily to corporate customers located in North America. In April of 2002 the Company began to suffer from the overall reduction in corporate technology spending. As a result, the Company has begun working on alternative products and services that can be delivered to consumers.

RESELLERS AND DISTRIBUTORS.

            The Company has continued to focus its efforts primarily on direct sales but has recently begun discussions with several Broadband providers to sell and distribute its Broadband Videophone products.

ORIGINAL EQUIPMENT MANUFACTURER (OEM) OR PRIVATE LABEL PARTNERSHIPS.

            In fiscal year 2002, the Company sold equipment primarily under one OEM or private label distribution agreements.

            (1) Fonytel S.A., The Company has continued to manufacture a version of its MediaPro that was originally delivered to Philips Business Electronics in 1998. Fonytel S.A. began purchasing this unit in October of 1999 and continues to purchase this model.

            In the future, the Company expects to pursue additional OEM and private label relationships with companies in which its Broadband Videophone can provide unique strategic advantages to the business partner.

MARKETPLACE COMPETITION

      Corporate Video Conferencing

            The primary competitors that service the corporate customer marketplace are Audio/Visual Dealers, Distributors, National and Regional videoconferencing resellers, mail order catalog and Internet fulfillment companies and direct sales by manufacturers. Some of these companies are larger, have longer operating histories and have greater financial resources and industry recognition than the Company. These competitors include Wire One, SBC, AT&T Corporation, MCI WorldCom, ClearOne Communications, and ReView Video. The Company also competes with other resellers and manufacturers of video communication products including Polycom, Tandberg, Aethra, Sony, VCON, Zydacron, Clear One and several others.

      Consumer Video Conferencing

            The current list of competitors that service the consumer video conferencing marketplace are Consumer Electronics stores such as CompUSA, Best Buy, Radio Shack, personal computer camera manufacturers such as Creative Labs, Logitech, Phillips and many others. All of these companies are larger, have longer operating histories and greater financial resources and industry recognition than the Company. At the present time none of these competitors are selling or marketing their products through broadband providers.

PRODUCT SUPPLY AND MANUFACTURING

         The Company's MediaPro(R) videoconferencing engines are manufactured by a third party manufacturer ("Video Manufacturer"), under a manufacturing agreement signed in the fall, 1996. In addition to manufacturing, Video Manufacturer provides all purchasing, material control, testing services and product warranty coverage for the Company's videoconferencing engines. Video Manufacturer warrants that all products will be free from defects in material and workmanship for fifteen months from the date the Video Manufacturer ships to the Company, or for twelve months from the date the Company ships to the customer, whichever comes first.

         The Company depends on a single source for the compression chip component used in its products. The Company currently maintains an inventory of the compression chips sufficient to allow for time to redesign its videoconferencing engines to accommodate similar components from other vendors in the event the compression chip currently used was to become unavailable to the Company. Although materials purchasing services are provided by Video Manufacturer, alternate suppliers have been identified by the Company for most other components in its videoconferencing engines. The Company has no information which would indicate that the compression chip or other components currently used might become unavailable during the product life cycle of its products.

         The Company believes the Video Manufacturer has the capacity and capability to satisfy manufacturing requirements for its MediaPro(R) videoconferencing engines in the foreseeable future. The Company has identified an alternate manufacturer with capabilities acceptable to the Company. If a disruption in manufacturing were to occur, the Company believes it could utilize the alternative manufacturer to satisfy production requirements.

         The Company's ALRS is manufactured by a third party manufacturer ("ALRS Manufacturer"), under a manufacturing agreement signed in April of 2001. The Company believes that ALRS Manufacturer has the capacity and capability to satisfy manufacturing requirements for its ALRS products in the foreseeable future. The Company has identified an alternate manufacturer with capabilities acceptable to the Company. If a disruption in manufacturing were to occur, the Company believes it could utilize the alternative manufacturer to satisfy production requirements.

         The Company's Broadband Videophone product is manufactured by a third party manufacturer ("Videophone Manufacturer"), under an exclusive distribution and OEM agreement signed in October of 2002. The Company believes that the Videophone Manufacturer has the capacity and capability to satisfy manufacturing requirements for its Videophone in the foreseeable future. The Company has identified alternative manufacturers with capabilities acceptable to the Company. If a disruption in manufacturing were to occur, the Company believes it could utilize the alternative manufacturer to satisfy production requirements.

APPROVALS AND CERTIFICATIONS

         Government and telecommunications carrier approvals, safety certifications and Electromagnetic Compliance (EMC) certifications are a key requirement for electronic systems that use the telephone network. The MediaPro 384 and ALRS product family have received certain Safety, EMI and Telephone certifications required for sale into the United States, Canada, China, the European Union, Singapore, Taiwan, Hong Kong, South Africa and Australia.

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

INTELLECTUAL PROPERTY AND ROYALTY AGREEMENTS

         The Company's success is dependent in part on its proprietary information, technology and expertise. The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to establish and protect its proprietary rights. In fiscal year 1998, the Company amended its U.S. utility patent application for its peripheral videoconferencing system, originally filed in September 1994, to narrow and refocus the Company's claims. The Company received this patent on its system on September 1, 1998, a second patent on June 6, 2000, and a third patent in May of 2002. The Company has also applied for various United States and foreign patents relating to its videoconferencing technology , some of which have not been granted to date.

         During fiscal year 2002, the Company took additional steps to protect its patents from infringement by others. The Company has contacted, and in several cases, filed suit against other manufactures as part of this process. Details of pending suits filed by the Company are included under Item 3 of this Form 10KSB.

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

         Certain software embedded in the Company's videoconferencing systems carries a standard license agreement for the end-user. The software license agreement is included in the system manuals and grants the purchaser a non-exclusive and non-transferable license to use the software program.

         The Company has entered into various royalty and licensing agreements from 1994 up through 1999 to utilize technology developed by other parties. The cost of these agreements amount to approximately seventy-five dollars for each MediaPro 384(R) manufactured.

RESEARCH AND DEVELOPMENT

         The Company incurred research and development expenses during fiscal years 2002 and 2001 of $275,617 and $551,356 respectively.

EMPLOYEES

         On October 3, 2002, the Company had nine full-time employees; four in technical and customer support; two in operations and two in accounting and one executive. None of the Company's employees is represented by a labor union. The Company believes its employee relations are good.

         The Company contracts with RSI Marketing, LLC. to provide sales and marketing services in North America and Active Management, LLC to provide consulting services. Additionally, the Company also outsources a variety of functions to other third-parties on an as needed basis.

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

                  (2) The history of operating losses experienced by the Company since its inception and the ability of the Company to avoid additional operating losses and net losses over the next twelve months. The Company was formed in December 1993 and has financed its operations to date through sales of its Common Stock and its line of credit with various banks. As of June 30, 2002, the Company had an accumulated deficit of $21,797,124 . There can be no assurance that the Company will generate sufficient sales to achieve positive cash flow or profitable operations.

                  (3) The Company requires additional working capital financing. The Company has recently signed an amendment to its existing line of credit whereby, the bank has reduced the amount it may borrow on unsold inventory and increased the amount of Accounts Receivable against which it may borrow. These modifications have reduced the amount eligible for borrowing by approximately $500,000. The Company has agreed to a timetable of paying down the loan to $200,000 by the end of December 2002. The Company is currently in arrears in that obligation by $25,000 . The Company's current credit facility expires on December 11, 2002. The Company has started discussing renewing its existing credit facility with its existing bank and pursuing potential alternative banks to provide working capital financing for future operations. There can be no assurance that the alternative line of credit will be available to the Company on reasonable terms or at all. If the Company does not sign an agreement with the bank, the Company expects to continue to seek other alternative lenders until a line of credit is secured. Finally, the Company has signed an agreement with Digital Investors, LLC, under which Digital has agreed to provide a line of credit to the Company under terms and conditions similar to those contained in the existing line of credit agreement. Under this agreement , Digital's agreement to provide a line of credit is contingent upon the Company not obtaining a line of credit agreement with a bank by December 11, 2002. The Company believes it will obtain a line of credit sufficient for future operations from a new bank, or alternatively, Digital, as described above. However, there can be no assurance that the Company will be able to meet the covenants and restrictions included in such a new line of credit arrangement on an ongoing basis in the future.

                  (4) The Company may have a need in the future for additional equity capital. The Company's current bank line of credit, including extensions, expires on December 11, 2002. The Company is currently in the process of attempting to renew its line of credit, and expects to have such a line in place by December 11, 2002 as discussed in (3) above. However, the Company's working capital requirements may vary substantially from those planned depending on numerous factors, including a failure to generate sufficient revenues in the future, unexpected increases in costs, and other unplanned events. If the Company is unable to generate sufficient revenues, or if, despite sufficient revenues, the Company is unable to achieve its targeted margins, it will require additional equity or debt financing. The Company could also require additional capital to finance future growth or for strategic acquisitions, although no such acquisitions are currently planned. Required additional capital would be sought from a number of sources and could include sales of additional shares of capital stock or other securities or loans from banks or other sources. The Company's ability to obtain additional funding will depend substantially on operating results in future periods. The Company will be materially adversely affected and its ability to continue in business could be jeopardized if it is not able to achieve positive cash flow or profitability or if it is not able to obtain any necessary financing on satisfactory terms.

                  (5) The Company's success is dependent on market acceptance and will depend on its ability to capitalize on the market opportunity for videoconferencing systems and to successfully market its line of videoconferencing systems and related services. Some of the systems marketed by the Company have been developed by the Company, and others are developed and manufactured by other companies in the industry. Management believes that the market leaders of video conferencing equipment have been established and may continue to change during the next several years. To establish a market presence, the Company must convince a significant number of business, education and government entities and consumers that the products which may be marketed by the Company in the future offer superior features at a reasonable price as compared to other similar videoconferencing systems which have been or will become available from the Company's competitors. There can be no assurance that the Company will be able to obtain sufficient acceptance of its products by individuals and organizations to achieve profitable operations.

                  (6) The Company faces intense competition. Other companies in the marketplace provide videoconferencing systems that provide high quality video and audio videoconferencing. In addition, management expects that new competitors will attempt to enter the market and that existing or new competitors will develop systems in the future that duplicate or improve on various features of the products offered by the Company. Many of the Company's competitors are well established, better known, and significantly larger, with substantially greater technical, manufacturing, marketing, and financial resources than the Company. The greater resources of many of the Company's competitors may permit them to respond more rapidly than the Company to changes in technology. As a result, many of the products and services offered by the Company are developed and manufactured by other companies in the industry. The Company's ability to compete in the market will depend upon a number of factors including the success of its marketing efforts and the continued ability of the Company to secure and maintain ongoing relationships with other companies in the industry which provide or support products offered by the Company. The Company competes based upon the quality, reliability, flexibility and the ease of use of its products. The Company also competes on value relative to the features its products offer. However, if the Company is forced by competitive pressure to significantly reduce prices, the Company's revenues and profitability may be adversely affected.

                  (7) The Company has a limited history of marketing, distribution, and sales. The Company's new marketing strategy is to focus on residential consumers who have historically not purchased video communications in the past. Although the Company's North American resources have significant experience in marketing new products and services in the industry, such resources only have limited experience in marketing the Company's products to consumers. There can be no assurance that the Company's marketing and distribution strategy will be successful.

                  (8) The Company's products are subject to rapid technical obsolescence. The telecommunications industry is undergoing rapid and significant technical advances. While management believes that the Company's product offerings have certain advantages over other, currently available videoconferencing systems, management expects future technology to be superior to the technology currently used in products offered by the Company. Although the Company believes its product offerings have been designed to assimilate future technical advances, there can be no assurance that any such future advances or the development of new or competitive products by others will not render the Company's products less competitive or obsolete.

                  (9) The Company's success depends on it's ability to assimilate new technologies in it's products and to properly train sales staff, distributors and resellers in the use of those products. The markets for voice and video communications products and network access products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of the Companys' new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of its competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with DSL, Cable Modem and ISDN compatibility, sales training, reseller training, technical and sales support as well as field support are also factors that may affect the Company's success in this market. Further, the shift of communications from circuit-switched to IP-based technologies over time may require the Company to add new sales staff, distributors and resellers and gain new core technological competencies. The Company is attempting to address these needs and the need to develop new products through its internal development efforts. There can be no assurance that the Company will successfully identify new voice, video and network access product opportunities and develop and bring new voice, video and network access products to market in a timely manner. Further, there is no assurance that competing technologies developed by others will not render the Company's products or technologies obsolete or noncompetitive. The failure of the Company's new voice, video and network access product development efforts and any inability to service or maintain the necessary third-party interoperability licenses would harm its business and results of operations.

                  (10) The Company's products are subject to availability, development and acceptance of communications infrastructure. Management believes the growth of the corporate videoconferencing market is dependent on the availability, and acceptance of communications networks on which high quality videoconferencing equipment may operate. Integrated Services Digital Network ("ISDN") telephone service is one such important network. To provide ISDN service to their customers, telephone companies must replace analog switches with digital switches in their local offices. In 1994, approximately 75 percent of all telephone circuits in the United States were capable of providing ISDN service. Internationally, approximately 84 percent, 80 percent and 58 percent of telephone circuits in Europe, Australia and Japan, respectively, are capable of providing ISDN service. The monthly charge for ISDN service in the United States ranges between $40 and $80 per month plus, in certain markets, per-minute charges for usage above minimum levels. Although the Company believes ISDN service will become more available and less expensive in the United States, the Company's sales of its products would be materially adversely affected if ISDN service is not available to, or not accepted by, businesses and individuals.

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

                  (12) The Company's success is dependent in part on its proprietary information, technology and expertise. The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to establish and protect its proprietary rights. In fiscal year 1998, the Company amended its U.S. utility patent application for its peripheral videoconferencing system, originally filed in September 1994, to narrow and refocus the Company's claims. The Company received this patent on its system on September 1, 1998 (U.S. Patent No. 5,802,281), a second patent on June 6, 2000 (U.S. Patent No. 6,073,192) and a third patent on May 28, 2002 (U.S. Patent No. 6,397,275). The Company has also applied for various other U.S. and foreign patents relating to its videoconferencing engines, some of which have not been granted to date.

                  (13) There can be no assurance that the Company's measures to protect its intellectual property will be successful, that it will be granted any patents in the future, or that any patents that have been or may be granted will be of value to the Company. In the absence of meaningful intellectual property protection, the Company may be vulnerable to competitors who could lawfully attempt to copy the Company's products. Moreover, there can be no assurance that other competitors may not independently develop the same or similar technology. While the Company believes that it has all rights necessary to market and sell its system without infringement of intellectual property rights held by others, there can be no assurance that such conflicting rights do not exist. The Company could incur substantial legal costs in seeking enforcement of its intellectual property rights against infringement or the unauthorized use of its proprietary technology by others or in defending itself against similar claims of others. There can be no assurance that the Company will have sufficient funds to enforce or defend its intellectual property rights.

                  (14) Changes in general economic conditions, as has been the case recently with the economic downturn and uncertainty in technology industries, and specific economic conditions prevailing in the communications industry and other technology industries;

                  (15) The near and long-term impact of terrorist attacks and incidents, the military response to those attacks and any future terrorism or responses to such terrorism;

                  (16)     The timing and size of the orders for our products;

                  (17) Changes to the Companys' channel partner contracts or channel partner strategy, resulting in a loss of channel partners or a reduction of channel partner orders;

                  (18) The Companys' distribution channels reducing their inventory levels;

                  (19) Slowing sales by the Companys' channel partners to their customers which places further pressure on its channel partners to minimize inventory levels and reduce purchases of its products;

                  (20) the level and mix of inventory that the Company holds to meet future demand;

                  (21) Further delays in the rollout of digital subscriber line, or DSL, technology or the failure of such rollout to occur;

                  (22) Market acceptance of new product introductions and product enhancements by the Company or its competitors;

                  (23) The prices of the Companys' products and those of its competitors;

                  (24)     The mix of products the Company sell;

                  (25)     The cost and availability of components;

                  (26)     Manufacturing costs;

                  (27)     The level and cost of warranty claims;

                  (28)     Changes in the Companys' distribution network;

                  (29) The impact of disruptions at the sites of the Companys' primary manufacturing partners in Taiwan due to any reason;

                  (30) The impact of seasonality on the Companys' various product lines and geographic regions; and the level of royalties it must pay to third parties;

The Company has experienced sequential quarterly growth in the first two quarters of 2002. In the third and fourth quarter of 2002 it experienced sequential revenue decreases primarily related to video communications product revenue. In addition, it incurred a significant net loss in 2002 due to devaluing our remaining Mediapro(R) inventory and components related to its manufacturing, and variable stock option accounting. As a result of these and other factors, the Company believes that period-to-period comparisons of its historical results of operations is not a good predictor or indication of its future performance. If its future operating results are below the expectations of stock market securities analysts or investors, the Companys' stock price may decline. Because a disproportionate amount of its sales occur at the end of a quarter, the Companys' operating results are unpredictable. The timing of the Companys' customer orders and product shipments can harm its operating results.

Our quarterly revenues and operating results depend upon the volume and timing of customer orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. Moreover, the majority of our orders in a given quarter historically have been shipped in the last month of that quarter and sometimes in the last few weeks of the quarter. This trend is likely to continue, and any failure or delay in the closing of orders during the last part of a quarter would materially harm our operating results, as occurred in the fourth quarter of 2002. Furthermore, due to this trend, we may be unable to ship products in the period we receive the order, which would have an adverse impact in our operating results. In such events, the price of our common stock would decline.

Difficulty in estimating customer orders can harm our operating results.

         We typically ship products within a short time after we receive an order and historically have had no material backlog. Therefore, backlog is not a good indicator of future net revenues. As a result, net revenues for any particular quarter are extremely difficult to predict. Additionally, orders from our channel partners are based on the level of demand from end-users. The uncertainty of end-user demand means that any quarter could be significantly negatively impacted by lower end-user orders which could in turn negatively affect orders we receive from our dealers. Accordingly, our expectations for both short and long-term future net revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based in part on these estimates. Because we receive a majority of our dealer orders in the last month of a quarter and often in the last few weeks of the quarter, we are limited in our ability to reduce expenses quickly if for any reason orders and net revenues do not meet our expectations in a particular period. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an adverse impact in our operating results.

General economic conditions may reduce our revenues and harm our business.

         As our business has grown, we have become increasingly exposed to adverse changes in general economic conditions which can result in reductions in capital expenditures by end-user customers of our products, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. These factors adversely impacted our operating results in 2001, where we experienced a sequential revenue decrease in the last two quarters. We also experienced a sequential revenue decrease in the third and fourth quarter of 2002. The outlook for fiscal year 2003 is subject to similar risks, particularly if the current economic downturn and uncertainty in technology spending continues.

Our future growth may require significant additional resources.

We cannot assure you that resources will be available when we need them or that we will have sufficient capital to fund these resource needs. Also, as we assess our resources following any acquisitions, we will likely determine that redundancy in certain areas will require consolidation of these resources. Any organizational disruptions associated with the consolidation process could require further management attention and financial expenditures. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed

If we fail to successfully attract and retain qualified personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain qualified personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, particularly technical and management, as needed, could harm our business If we fail to compete successfully, our business and results of operations would be significantly harmed.

         We face significant competition in the communications industry which is subject to rapid technological change. In video communications, our major competitors include Aethra, ClearOne Communications, formerly Gentner, Panasonic, Polycom, Sony, Tandberg, VCON and VTEL, as well as various smaller or new industry entrants such as Avistar, Broadband Networks, Imagecom, Motion Media Technology, RoseTel System, Sorenson Vision, Videra and Zydacron. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products. In addition, with advances in telecommunications standards, connectivity and video processing technology and the increasing market acceptance of video communications, other established or new companies may develop or market products competitive with our video communications products. We believe we will face increasing competition from alternative video communications solutions that employ new technologies or new combinations of technologies from companies such as 3Com, Cisco Systems, Compaq, Dell, MeetingOne, Microsoft, Nortel Networks, PlaceWare, RealNetworks and WebEx, that enable web-based or network-based video communications with low-cost digital camera systems. Most of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products.

We cannot assure you that we will be able to compete successfully against our current or future competitors.

         We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our competitors could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be the reduction in the prices of our products and our competitors' products or the introduction of additional lower priced competitive products. We expect this increased competitive pressure may lead to intensified price-based competition, resulting in lower prices and gross margins which would significantly harm our results of operations.

         In the past, we have experienced other delays in the introduction of certain new products and enhancements, and we believe that such delays may occur in the future. For instance, we experienced delays in introducing the Mediapro in 1998 and from their original expected release dates due to unforeseen technology issues. Any similar delays in the future for other new product offerings could adversely affect market acceptance for these products and our reputation, and seriously harm our results of operations.

We face risks related to the deployment of broadband communications services and the adoption rate of new technologies.

         The success of our new Broadband Videophone product line is dependent on the continued deployment of broadband services such as Digital Subscriber Line(DSL) and cable modem internet access, by service providers. Beginning in the second half of 2000 and continuing to the present, the market for broadband services experienced a severe downturn, characterized by financial troubles for many telecommunications service providers and delays in delivering broadband services. However, cable modem internet access has begun to accelerate faster than DSL.

We have invested significant resources developing products that are dependent on the adoption rate of new technologies.

         For example, our Broadband Videophone is dependent on the roll out of voice-over-IP, or VoIP, technologies and depends on the acceptance by the consumer of video communications. If the use of new technologies that our current and future products are based on does not occur, or occurs more slowly than expected, we may not be able to sell certain of our products in significant volumes and our business may be harmed.

Lower than expected market acceptance of our products, price competition and other price decreases would negatively impact our business.

If the market does not accept our products, our profitability could be harmed.

Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of video conferencing equipment. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices or introduce new products that carry lower margins in order to expand the market or stimulate demand for our products. While we cannot assure you that these actions would have the desired result, any of these actions could have an adverse impact on our product margins and profitability.

The market for video communications products characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The success of our new products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, differentiation of new products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with compatibility issues, channel partner training, technical and sales support as well as field support are also factors that may affect our success in this market. Further, the shift in communications from circuit-switched to IP-based technologies over time will require us to gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, joint developments with other companies and through acquisitions. We may not identify successful new product opportunities and develop and bring products to market in a timely manner. Additionally, we cannot assure you that competing technologies developed by others will not render our products or technologies obsolete or noncompetitive. The failure of our new product development efforts and any inability to service or maintain the necessary third-party interoperability licenses would harm our business and results of operations.

Product obsolescence, excess inventory and other asset impairment can negatively affect our results of operations.

         We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. These changes can often render existing technologies obsolete. These obsolescence issues can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. For example, this situation occurred in 2001, and again in 2002, when we recorded material excess and obsolescence charges associated with our inventory of Mediapro products. If the sales of our Mediapro continue to decline, our current level of product inventory may be deemed excessive, and we may have to write down much or all of this inventory which could adversely affect our profitability.

If we have insufficient proprietary rights or if we fail to protect those rights we have, our business would be materially impaired.

We rely on third party license and distribution agreements and termination or impairment of these agreements may cause delays or reductions in product introductions or shipments which would harm our business.

         We have licensing agreements with various suppliers for software incorporated into our products. For example, we license video communications source code from RADVISION, video algorithm protocols from 8x8, development source code from 8x8, audio algorithms from Lucent Technologies and Windows software from Microsoft. We depend significantly on these agreements and our ability to secure similar licenses from other providers. These third-party software licenses may not continue to be available to us on commercially reasonable terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible which would harm our business and results of operations.

We rely on patents, trademarks, copyrights and trade secrets to protect our proprietary rights which may not be sufficient to protect our intellectual property.

         We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. Others may independently develop similar proprietary information and techniques or gain access to our intellectual property rights or disclose such technology. In addition, we cannot assure you that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged in the U.S. or foreign countries or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Furthermore, others may develop similar products, duplicate our products or design around our patents. In addition, foreign intellectual property laws may not protect our intellectual property rights. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources which could harm our business, and could ultimately be unsuccessful in protecting our intellectual property rights.

We face and might in the future face intellectual property infringement claims that might be costly to resolve.

         We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. We cannot assure you that we will prevail in any such litigation, that intellectual property claims will not be made against us in the future or that we will not be prohibited from using the technologies subject to any such claims or be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to, and legal costs associated with, litigation can have a significant adverse effect on operating results and financial condition.

Failure to adequately service and support our products could harm our results of operations.

         Our recent growth has been due in large part to an expansion into products manufactured by other parties. This has increased the need for product warranty and service capabilities. If we cannot develop and train our internal support organization or maintain our relationship with our outside technical support, it could harm our business.

Business interruptions could adversely affect our operations.

         Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, national catastrophe, such as the terrorist attacks which occurred on September 11, 2001, and other events beyond our control. We do not have a detailed disaster recovery plan. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flows could fluctuate due to the potential difficulty of collecting our receivables.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

         The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

         statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically, as has occurred recently;

         the announcement of new products or product enhancements by us or our competitors;

         technological innovations by us or our competitors;

         quarterly variations in our results of operations;

         general market conditions or market conditions specific to technology industries;

         domestic and international macroeconomic factors.

         In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies similar to the Company. These fluctuations are often unrelated to the operating performance of the specific companies.


ITEM 2.  DESCRIPTION OF PROPERTY


         The Company subleased 12,452 square feet of space for its headquarters in Dallas, Texas under a lease agreement which expired in August 2002. Subsequent to the lease expiring, the Company moved and now subleases 4,229 square feet of space for its headquarters in Irving, Texas under a lease agreement which expires in April, 2005. The Company believes its current space is sufficient for its current needs and anticipates acquiring additional space when necessary.

         The following schedule summarizes payments made in fiscal year 2002 for space leased by the Company:

             Location                                          Amount
             --------                                          ------
             Dallas, TX - Headquarters                        $125,126
             Edina, MN Old Headquarters and Warehouse               $0
             European Sales Office                              $7,332
             Pacific Rim Sales Office                                0
                                                                     -
             TOTAL                                            $132,458
                                                              ========

ITEM 3.  LEGAL PROCEEDINGS

The Company has initiated suits against other manufacturers of videoconferencing systems in order to protect its intellectual property rights. The following suits are all currently in progress:

                  (1) On May 14, 2001, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against Tandberg, Inc. and NV Holdings, Inc. for reasonable royalties and lost profits associated with alleged infringement of the Company's U.S. patents 6,073,192 and 5,802,281. The discovery portion of this case has been delayed while the United States District Court reviews a summary judgement submitted by VTEL Corporation.

                  (2) On May 24, 2001, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against PictureTel Corporation for reasonable royalties and lost profits associated with alleged infringement of the Company's U.S. patents 6,073,192 and 5,802,281. This lawsuit was settled upon the completion of Polycom, Inc. acquiring PictureTel Corporation in the 3rd quarter of our fiscal year 2002.

                  (3) On June 22, 2001, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against VTel Corporation for reasonable royalties and lost profits associated with alleged infringement of the Company's U.S. patents 6,073,192 and 5,802,281. The United States District Court has been presented with a summary judgement motion from Vtel Corporation and has yet to render a decision on this motion.

                  (4) On January 11, 2002, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against VCON, Inc. for reasonable royalties and lost profits associated with alleged infringement of the Company's U.S. patents 6,073,192 and 5,802,281. In conjunction with the issuance of our third patent, on September 30, 2002, the Company withdrew its suit against VCON, Inc.

                  (5) On August 14, 2002 the Company's subsidiary, RSI Systems Ltd, received notice that the Bournemouth County court rendered a judgement in the approximate amount of $85,903 for a claim brought about by Sony
                           (UK) Ltd, for a past due invoice, interest and related legal fees. The Company is in the process of reviewing such claim and expects to negotiate a settlement with the plaintiff at an amount less than the full amount claimed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An Annual Meeting of the Company's Shareholders was held on June 17, 2002 for the purpose of voting on the proposals as described below. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

         The proposal to elect the Board of Directors was approved with the following vote:

         Shares voted "For" (9,810,750)
         Shares voted "Against" (0)
         Shares voted "Abstaining" (28,400)
         Shares not (4,332,916)

         The proposal to approve the increase of the number of authorized shares allowed by the 1994 RSI Stock Plan was approved with the following vote:

         Shares voted "For" (9,810,250)
         Shares voted "Against" (23,400)
         Shares "Abstaining" (5,500)
         Shares not voting (4,332,916)

         To consider and act upon a proposal to ratify the appointment of Virchow, Krause and Company LLP, certified public accountants, as independent auditors for the Company for the year ending June 30, 2002.

         Shares voted "For" (9,577,414)
         Shares voted "Against" (255,832)
         Shares "Abstaining" (5,900)
         Shares not voting (4,332,920)

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

                                                   HIGH         LOW
                                                   ----         ---

                2001

                First Quarter                      $.5938      $.2188
                Second Quarter                      .3438       .1406
                Third Quarter                       .7344       .3125
                Fourth Quarter                     1.2500       .5156

                2002

                First Quarter                       $1.01        $.55
                Second Quarter                       1.83         .65
                Third Quarter                        1.19         .44
                Fourth Quarter                        .85         .55


         As of October 11, 2002, there were (a) 14,842,398 shares of Common Stock outstanding, held of record by approximately 125 persons, (although the Company has been informed that there are approximately 1,100 beneficial owners)
(b) outstanding options to purchase an aggregate of 1,663,750 shares of Common Stock, and (c) outstanding warrants to purchase an aggregate of 4,400,762 shares of Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

         During fiscal year 2002, the Company sold the following securities which were not registered with the Securities and Exchange Commission.

         On June 14, 2002 the Company received proceeds of $100,000 from a convertible secured subordinated note. The loan was made to the Company from Michelle Norwood. Ms Norwood is also a member of RSI Marketing, LLC. The terms of this note include a conversion into the Company's common stock at a price of $.55 per share. In connection with this note, the Company issued 5 year warrants to purchase 181,818 shares of its common stock at a price of $.55 per share. These warrants were valued at $71,182 using the Black Scholes pricing model.

         On June 20, 2002 the Company received proceeds of $200,000 from a convertible secured subordinated note. The loan was made to the Company from an accredited investor. The terms of this note include a conversion into the Company's common stock at a price of $.55 per share. In connection with this note, the Company issued 5 year warrants to purchase 363,636 shares of its common stock at a price of $.55 per share. These warrants were valued at $176,436 using the Black Scholes pricing model.

On September 8, 2002 the Company issued 83,333 shares of common stock purchased by an accredited investor at $.60 per share under a Stock Purchase Agreement for a total price of $49,999.80. In connection with the Stock Purchase Agreement, the Company issued warrants to purchase 83,333 shares of its common stock at a price of $.60 per share.

On September 18, 2002 the Company issued 333,333 shares of common stock purchased by an accredited investor at $.60 per share under a Stock Purchase Agreement for a total price of $199,999.80.

On September 28, 2002 the Company issued 166,666 shares of common stock purchased by an accredited investor at $.60 per share under a Stock Purchase Agreement for a total price of $99,999.60. In connection with the Stock Purchase Agreement, the Company issued warrants to purchase 166,666 shares of its common stock at a price of $.60 per share.

On September 28, 2002, in connection with consulting services provided by a third party, the Company issued warrants to purchase 333,333 shares of its common stock at a price of $.60 per share. These warrants were valued at $242,100 using the Black-Scholes pricing model.

During fiscal year 2002, the Company issued the following warrants and stock options:

On December 20, 2001, the Company granted Jim Hanzlik 125,000 options at an exercise price of $1.04 per share.

On December 28, 2001, in conjunction with King Research, LLC fulfilling its commitment to purchase $250,000 of ALRS product, the Company granted warrants to purchase 250,000 shares of common stock, at a price of $.70 per share to King Research, LLC, as part of the purchase of product technology on April 16, 2001.

On March 4, 2002, the Company granted John C. Harris 250,000 options at an exercise price of $.66 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth under "Risk Factors" and elsewhere in this report.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to net revenues, allowances for doubtful accounts, sales returns and allowances, inventory reserves, goodwill and purchased intangible asset valuations, warranty reserves, restructuring costs, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured.

When product sales revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenues would result. Revenue from the licensing of patents is recognized at the time of a patent agreement is executed and the goods, services and/or cash are received. Revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered. Our products typically carry a ninety day to five year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts and the general condition of the industry. If a major customer's credit worthiness deteriorates, or our customers' actual defaults exceed our historical experience, our estimates could change and impact our reported results.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess and obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future sales demand for our products within a specified time horizon, generally 24 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts.

If our sales forecast is less than the inventory we have on hand at the end of an accounting period, we may be required to take excess and obsolete inventory charges which will decrease gross margin and net operating results for that period.


RESULTS OF OPERATIONS

         Net Sales. In fiscal year 2002, net sales increased to $7,452,346, up 119% from $3,409,352 in fiscal year 2001. In fiscal year 2002, the Company expanded its direct sales efforts dramatically. And, although the Company did experience significant sales increases, the Company's limited resources and fierce competition from well established competitors, combined with lower average selling prices for videoconferencing systems resulted in lower overall profit margins during fiscal year 2002 compared to fiscal year 2001.

         Direct sales to end users were approximately $7,100,000 and $717,000 during fiscal years 2002 and 2001, respectively, an increase of $6,383,000. This increase in direct sales was the result of the Company completing its patent litigation settlement agreement with Polycom and then becoming a Polycom distributor The Company expects to reduce sales of Polycom as its Broadband Videophone becomes more widely accepted.

         In fiscal year 2002, OEM sales amounted to approximately $200,000 or approximately 2% of total net sales, as a result of purchases of the MediaPro product by Fonytel, S.A. In contrast, fiscal year 2001 OEM sales accounted for approximately 10% of total net sales, or approximately $350,000. Fonytel, S.A. represents the only remaining OEM customer currently purchasing products based upon the Mediapro 384. The Company expects to continue pursuing additional OEM customer opportunities with its IP Broadband Videophone in the future, although it does not expect any additional sales to Fonytel, S.A.

         Sales through resellers and distributors were approximately $785,000 during fiscal 2002, compared to $2,342,000 during fiscal year 2001. The decline was primarily related to lower international distributor sales as a result of intense competition and lower average selling prices, coupled with fewer international sales and marketing resources within the Company as a result of financial constraints.

         Net sales in the fourth quarter of fiscal year 2002 were approximately $1,347,121 compared to approximately $700,000 for the fourth quarter of fiscal year 2001. The increase in net sales during the fourth quarter of fiscal year 2002 was primarily a result of continuing to fulfill orders of Polycom equipment.

         During the fourth quarter of fiscal year 2002, the Company continued to transform its business model in response to the changing market climate. These changes included reducing its overhead and migrating more of its resources to supporting its anticipated new products and services.

         Average selling prices continued to decrease during fiscal year 2002 compared to fiscal year 2001 as a result of increased competitive pressures in the videoconferencing market. The Company plans to increase sales volume in fiscal year 2003 and move rapidly to a consumer video communications company.

         To increase sales volume, the Company is focusing its efforts on developing and supporting its new product the Broadband Videophone. With this strategy, and an expected continuing market increase, the Company expects increased sales in fiscal year 2003 compared to fiscal year 2002.

         Gross Profit. The Company generated a gross profit of $1,796,177 or 24.1% of net sales for fiscal year 2002 compared to gross profit of $1,634,047 or 47.9% of net sales for fiscal year 2001. Cost of goods sold in fiscal year 2002 amounted to $5,656,169 or 75.9% of net sales, compared to amounted to $1,746,768, or 51.2% of net sales in fiscal year 2001. This higher cost of goods sold as a percentage of net sales during fiscal year 2002 was due to a higher ticket item then previous products and competitive pricing pressure.

         In the fourth quarter of fiscal year 2002, management took steps to create a new category of consumer communications. The Company was awarded a patent that allows the Company to focus its efforts on the sales and marketing of its new Broadband Videophone. The Company has also formed new relationships with other manufacturers of products that can be sold in conjunction with its Videophone and service providers that can provide the broadband connectivity required by the Videophone. Gross margin on the sale of this technology are expected to be lower than gross margin earned by the Company on its own brand name and OEM products. As a result of a higher expected sales mix of other manufacturers' products containing lower margins in fiscal year 2003 and lower overall pricing due to increased competition, the Company expects gross margin percentages to decline during fiscal year 2003 compared to fiscal year 2002.

         Research and Development Expenses. Research and development expenses were $275,617 or 3.7% of net sales for fiscal year 2002 compared to $551,356 or 16.2% of net sales for fiscal year 2001. During fiscal year 2002, the Company continued to minimize its overall development strategy by eliminating the majority of its internal development projects and focusing its resources on identifying opportunities to partner with other companies to share technology and jointly develop new products. This strategy resulted in a reduction in the number of development employees and associated expenditures during fiscal year 2002 compared to fiscal year 2001.

         Selling, General and Administrative Expenses. Selling general and administrative expenses were $3,017,637 or 40.5% of net sales for fiscal year 2002 compared to $2,621,291 or 76.9% of net sales for fiscal year 2001. The percentage decrease was due to the higher sales volume in fiscal year 2002 compared to fiscal year 2001. The higher level of spending on selling, general and administrative expenses during fiscal year 2002 of approximately $2,706,000 was a result of the Company increasing its marketing, sales, technical support and administrative expenses in North America in response to the significantly higher level of sales in fiscal year 2002 compared to 2001.

         During fiscal year 2002, the Company continued to implement expense reduction measures to minimize net losses, conserve cash and re-position the company for expected future sales growth. During fiscal year 2002, the Company terminated two positions and chose not to fulfill 2 others across various functional areas of the Company. The Company has also continued to reduce other costs in the areas of facilities, communications, professional services and other support costs throughout fiscal year 2002. Selling, general and administrative expenses for fiscal year 2002 include approximately $31,000 related to the issuance of warrants to purchase common stock in the company to AMI, which partially offset the overall reduction in selling, general and administrative expenses during fiscal year 2002 compared to fiscal year 2001. The Company believes it has maintained key personnel in all functional areas necessary to successfully execute its business strategy for fiscal year 2003.

         Other Income and Expense. In fiscal year 2002, other income and expense was $154,184 compared to $204,820 for fiscal year 2001. The lower amount of other income and expense during fiscal year 2002 was due to lower interest rates on the Company's line of credit.

         Net Operating Loss Carryforwards. The Company has net operating loss carryforwards for financial statement and income tax reporting purposes of approximately $20,300,000 which may be used to offset taxable income in future years. Changes in the Company's ownership have caused changes in ownership under section 382 of the Internal Revenue Code of 1996, which limits the use of the Company's net operating loss carryforwards existing as of the date of the ownership change. It is not anticipated that any limitation would have a material adverse effect on the Company.

         As a result of the above, the net loss for fiscal year 2002 was $1,651,261, or $0.13 per share, compared to a net loss of $1,743,420 or $0.18 per share for fiscal year 2001. In connection with its strategic plan, the Company has formed key new strategic relationships, restructured operations, prepared to launch a new product and believes it is well positioned to establish a new consumer electronics product, thereby increasing future revenues and profitability in the future.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and Cash Equivalents. Cash and cash equivalents totaled $0 on June 30, 2002 compared to $81,115 on June 30, 2001.

         Net Cash Used in Operating Activities. The amount of cash used in operating activities was $1,715,807 during fiscal year 2002 compared to $247,310 during fiscal year 2001. The amount of cash used in operating activities during fiscal year 2002 resulted mainly from a net loss of $1,651,261.

         In connection with its business volume increase of approximately 119% during fiscal year 2002, accounts receivable increased $784,667 from June 30, 2001 to June 30, 2002, or approximately 148%. Accounts payable increased $734,479, due to longer terms from vendors and delays in payments to vendors during the fiscal year and continuing though JUNE 30, 2002. The delays were necessary in order for the Company to preserve cash for operations while it took steps to obtain additional capital.

         Total inventories increased $541,279 as of June 30, 2002 compared to June 30, 2001 primarily as a result of the Company's settlement with Polycom. During fiscal year 2002, the Company continued to offer incentive pricing on certain configurations in order to lower the amount of slower moving inventory. The Company's level of compression chip inventory also decreased in fiscal year 2002. Although this part is a critical component that can be procured from only one vendor, the Company believes it has sufficient supply of the compression chip even in light of the inventory reduction during the year. Overall inventory levels are expected to increase significantly during fiscal year 2002 as the Company launches a new consumer product manufactured by other companies in the marketplace.

         Net Cash Used in Investing Activities. During fiscal year 2002, property and equipment purchases were $56,417. The Company also invested $78,732 in payments for intangible assets during fiscal year 2002.

         Net Cash Provided by Financing Activities. Cash provided by financing activities during fiscal year 2002 of $1,769,841 was generated from a $800,000 subordinated loan to the Company from Digital Investors, LLC that was subsequently converted to common stock, whereby the Company received net proceeds of $790,000 net of expenses. The Company also received proceeds of $300,000 from a subordinated note payable and warrants issued with those notes. The exercise of stock options by former employees was $15,825 and a reduction on capital lease obligations of $58,689.

         On June 14,2002 the Company received proceeds of $100,000 from a convertible subordinated note. The loan was made to the Company from Michelle Norwood. Ms Norwood is also a member of RSI Marketing, LLC. The terms of this note include a conversion into the Company's common stock at a price of $.55 per share. In connection with this note, the Company issued 5 year warrants to purchase 181,818 shares of its common stock at a price of $.55 per share. These warrants were valued at $71,182using the Black Scholes pricing model.

         On June 20, 2002 the Company received proceeds of $200,000 from a convertible subordinated note. The loan was made to the Company from accredited investor. The terms of this note include a conversion into the Company's common stock at a price of $.55 per share. In connection with this note, the Company issued 5 year warrants to purchase 363,636 shares of its common stock at a price of $.55 per share. These warrants were valued at $176,436 using the Black Scholes pricing model.

On September 8, 2002 the Company issued 83,333 shares of common stock purchased by an accredited investor at $.60 per share under a Stock Purchase Agreement for a total price of $49,999.80. In connection with the Stock Purchase Agreement,the Company issued warrants to purchase 83,333 shares of its common stock at a price of $.60 per share.

On September 18, 2002 the Company issued 333,333 shares of common stock purchased by an accredited investor at $.60 per share under a Stock Purchase Agreement for a total price of $199,999.80.

On September 28, 2002 the Company issued 166,666 shares of common stock purchased by an accredited investor at $.60 per share under a Stock Purchase Agreement for a total price of $99,999.60. In connection with the Stock Purchase Agreement, the Company issued warrants to purchase 166,666 shares of its common stock at a price of $.60 per share.

On September 28, 2002, in connection with consulting services provided by a third party, the Company issued warrants to purchase 333,333 shares of its common stock at a price of $.60 per share. These warrants were valued at $242,100 using the Black-Scholes pricing model.

         The Company's line of credit will expire on December 11, 2002. At this time the bank has not indicated whether or not it will renew the line of credit. The Company will attempt to renew its line of credit under similar terms it now operates. Additionally, the Company has taken steps to identify alternative lenders to provide a line of credit for future operations but has not entered into any formal agreement or substantive discussions. There can be no assurance that a line of credit will be available to the Company on reasonable terms or at all. The Company expects to continue seeking lenders for its working capital needs until a line of credit is secured.

         To ensure the Company has access to a line of credit sufficient to meet its needs, the Company has signed an agreement with Digital Investors, LLC, under which Digital has agreed subject to certain terms and conditions to provide a line of credit to the Company under terms and conditions similar to those that it currently operates under. Under this agreement, Digital's agreement to provide a line of credit is contingent upon the Company not signing a line of credit agreement with a bank by December 11, 2002. The Company believes it will obtain a line of credit sufficient for future operations from either its existing bank or a new bank, or alternatively, Digital, as described above. However, there can be no assurance that the Company will be able to meet the covenants and restrictions included in such a new line of credit arrangement on an ongoing basis in the future. Management plans to continue to increase sales and improve operating results through 1) launching a new product, 2) creating new revenue streams from service offerings required by this new technology, 3) continuing its efforts to streamline operations and minimize overhead, and 4) implementing new proactive measures to protect the Company's intellectual property rights. Management believes that it will obtain a new line of credit in the second quarter of fiscal year 2003 to replace its previous line of credit on terms and conditions that are acceptable to the Company. The Company has signed an agreement with Digital Investors LLC subject to certain terms and conditions, to provide a line of credit to the Company in the event a new line is not secured from a bank by December 11, 2002. Management believes that funds generated from operations, new equity recently acquired by the Company and funds from a new line of credit yet to be secured from either a new bank or Digital Investors LLC will be sufficient to fund operations for the foreseeable future. In the event that cash from operations, cash from equity capital and a new line of credit are not sufficient, management would seek additional equity capital or debt financing. There can be no assurance that such financing will be available to the Company on reasonable terms or at all.

ITEM 7.       FINANCIAL STATEMENTS.

              The following Consolidated Financial Statement and Independent Auditors' Report thereon are included herein.

                                                                            Page
                                                                            ----


              Independent Auditors' Report.................................  23

              Consolidated Balance Sheets as Of June 30, 2002 and 2001.....  24

              Consolidated Statements of Operations for the years ended
                June 30, 2002 and 2001.....................................  25

              Consolidated Statements of Stockholders' Equity for
                the years ended June 30, 2002 and 2001.....................  26

              Consolidated Statements of Cash Flows for the
                years ended June 30, 2002 and 2001.........................  27

              Notes to Consolidated Financial Statements...................  28

                          INDEPENDENT AUDITORS' REPORT




Stockholders and Board of Directors
Viseon, Inc.


We have audited the accompanying consolidated balance sheets of Viseon, Inc. and subsidiary as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viseon, Inc. and subsidiary as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring operating losses, negative cash flows from operations for the year, and a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP





Minneapolis, Minnesota
October 4, 2002

                           VISEON, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------

                                     ASSETS
                                                                                      2002             2001
                                                                                  ------------     ------------
CURRENT ASSETS
    Cash and cash equivalents                                                     $         --     $     81,115
    Accounts receivable, net of allowance for doubtful accounts of $144,000 in
      2002 and 2001                                                                  1,314,131          529,464
    Other receivable                                                                        --          299,633
    Inventories (note 3)                                                             1,087,661          546,390
    Prepaid expenses                                                                    39,984           31,564
                                                                                  ------------     ------------
        Total Current Assets                                                         2,441,776        1,488,166
                                                                                  ------------     ------------

PROPERTY AND EQUIPMENT, NET                                                            720,431          803,540
                                                                                  ------------     ------------

INTANGIBLE ASSETS, NET                                                                 204,529          124,036
                                                                                  ------------     ------------

               TOTAL ASSETS                                                       $  3,366,736     $  2,415,742
                                                                                  ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Checks issued in excess of cash in bank                                       $     51,919     $         --
    Revolving credit facility, net (note 7)                                          1,269,339          534,860
    Current portion of capital lease obligations                                         4,017           62,953
    Accounts payable                                                                 1,479,767        1,067,760
    Accrued expenses                                                                   204,745          229,005
    Current portion of deferred revenue                                                298,708           91,339
                                                                                  ------------     ------------
        Total Current Liabilities                                                    3,308,495        1,985,917

LONG-TERM LIABILITIES
    Capital lease obligations, net of current portion                                       --           23,085
    Deferred revenue, net of current portion                                                --          267,245
                                                                                  ------------     ------------

        Total Liabilities                                                            3,308,495        2,276,247
                                                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES (note 10)

STOCKHOLDERS' EQUITY (note 12)
    Preferred stock, $.01 par value per share
        5,000,000 shares authorized
        no shares issued and outstanding                                                    --               --
    Common stock, $.01 par value per share
        50,000,000 shares authorized
        14,172,066 and 11,668,981 shares issued and outstanding                        141,720          116,689
    Additional paid-in capital                                                      21,713,645       20,168,669
    Accumulated deficit                                                            (21,797,124)     (20,145,863)
                                                                                  ------------     ------------
        Total Stockholders' Equity                                                      58,241          139,495
                                                                                  ------------     ------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  3,366,736     $  2,415,742
                                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2002 and 2001

--------------------------------------------------------------------------------

                                                           2002             2001
                                                       ------------     ------------
NET SALES                                              $  7,452,346     $  3,409,352

COST OF GOODS SOLD                                        5,656,169        1,746,768
INVENTORY WRITEDOWN TO LOWER OF COST OR MARKET                   --           28,537
                                                       ------------     ------------

    Gross Profit                                          1,796,177        1,634,047

RESEARCH AND DEVELOPMENT                                    275,617          551,356
SELLING, GENERAL AND ADMINISTRATIVE                       3,017,637        2,621,291
                                                       ------------     ------------

    Operating Loss                                       (1,497,077)      (1,538,600)
                                                       ------------     ------------

OTHER INCOME (EXPENSE)
    Other income                                              1,980            4,073
    Interest income                                           2,637            8,589
    Interest expense                                       (101,089)        (215,482)
    Other expense                                           (57,712)          (2,000)
                                                       ------------     ------------
        Other Expense, Net                                 (154,184)        (204,820)
                                                       ------------     ------------

    NET LOSS                                           $ (1,651,261)    $ (1,743,420)
                                                       ============     ============

Basic and diluted loss per share                       $      (0.13)    $      (0.18)
                                                       ============     ============

Weighted average common shares outstanding:
  Basic and diluted                                      12,814,753        9,561,495
                                                       ============     ============


          See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended June 30, 2002 and 2001

--------------------------------------------------------------------------------

                                                          Common Stock           Additional
                                                 ----------------------------      paid-in       Accumulated
                                                    Shares          Amount         capital         deficit           Total
                                                 ------------    ------------    ------------    ------------     ------------
BALANCES, June 30, 2000                             8,724,883    $     87,249    $ 18,615,457    $(18,402,443)    $    300,263

    Common stock sold in private placement,
      net of expenses                               2,185,715          21,857         643,486              --          665,343

    Common stock warrants issued in
      connection with asset acquisition                    --              --         326,325              --          326,325

    Common stock warrants issued for services
      rendered                                             --              --         225,061              --          225,061

    Common stock issued for services rendered          75,000             750          28,545              --           29,295

    Note payable and accrued interest
      converted to common stock                       674,383           6,743         229,290              --          236,033

    Exercise of stock options                           9,000              90           3,285              --            3,375

    Compensation related to stock options                  --              --          97,220              --           97,220

    Net loss                                               --              --              --      (1,743,420)      (1,743,420)
                                                 ------------    ------------    ------------    ------------     ------------

BALANCES, June 30, 2001                            11,668,981         116,689      20,168,669     (20,145,863)         139,495

    Note payable and accrued interest
      converted into common stock net
      of expenses of $10,000                        2,314,285          23,143         776,857              --          800,000

    Common stock issued for services rendered         150,000           1,500         142,133              --          143,633

    Exercise of stock options                          38,800             388          15,437              --           15,825

    Common stock warrants issued in
      connection with subordinated note
      payable                                              --              --         300,000              --          300,000

    Common stock warrants issued in
      connection with revolving credit
      facility                                             --              --          53,120              --           53,120

    Compensation related to stock options                  --              --          74,529              --           74,529

    Common stock warrants issued in
      connection with software acquisition                 --              --         182,900              --          182,900

    Net loss                                               --              --              --      (1,651,261)      (1,651,261)
                                                 ------------    ------------    ------------    ------------     ------------

BALANCES, June 30, 2002                            14,172,066    $    141,720    $ 21,713,645    $(21,797,124)    $     58,241
                                                 ============    ============    ============    ============     ============


                See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2002 and 2001

--------------------------------------------------------------------------------

                                                                                      2002             2001
                                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                      $ (1,651,261)    $ (1,743,420)
    Adjustments to reconcile net loss to net cash flows from operating activities
        Depreciation and amortization                                                  358,999          347,099
        Amortization of original issuance discount                                      26,560               --
        Inventory writedown to lower of cost or market                                      --           28,537
        Interest expense converted to common stock                                          --           11,033
        Common stock issued for services rendered                                      143,633           29,295
        Warrants issued for services rendered                                               --          225,061
        Compensation related to stock options                                           74,529           97,220
        Changes in operating assets and liabilities
           Accounts receivable, net                                                   (784,667)         270,368
           Inventories                                                                (241,638)         232,029
           Prepaid expenses                                                             (8,420)          33,446
           Checks written in excess of cash in bank                                     51,919               --
           Accounts payable                                                            388,675          274,974
           Accrued expenses                                                            (14,260)         (36,144)
           Deferred revenue                                                            (59,876)         (16,808)
                                                                                  ------------     ------------
               Net Cash Flows from Operating Activities                             (1,715,807)        (247,310)
                                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                (56,417)        (353,100)
    Payments for intangible assets                                                     (78,732)        (133,189)
                                                                                  ------------     ------------
        Net Cash Flows from Investing Activities                                      (135,149)        (486,289)
                                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments for debt issuance costs                                                   (38,334)              --
    Net advances (repayments) on revolving credit facility and warrants issued
      with revolving credit facility                                                   761,039          (38,941)
    Proceeds from subordinated note payable, net of expenses                           790,000               --
    Proceeds from note payable - related party                                              --          225,000
    Proceeds from subordinated note payable and warrants issued with notes
      payable                                                                          300,000               --
    Payments on capital lease obligations                                              (58,689)        (123,993)
    Proceeds from issuance of common stock, net of expenses                                  0          665,343
    Proceeds from exercise of common stock options                                      15,825            3,375
                                                                                  ------------     ------------
        Net Cash Flows from Financing Activities                                     1,769,841          730,784
                                                                                  ------------     ------------

           NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (81,115)          (2,815)

 CASH AND CASH EQUIVALENTS - Beginning of Year                                          81,115           83,930
                                                                                  ------------     ------------

     CASH AND CASH EQUIVALENTS - END OF YEAR                                      $         --     $     81,115
                                                                                  ============     ============


          See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

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

At June 30, 2002, the Company has a wholly-owned subsidiary, RSI Systems, Ltd. Customers are located primarily in the United Kingdom/Europe.

The Company has incurred losses from operations and negative cash flows for the years ended June 30, 2002 and 2001. Together with a working capital deficit at June 30, 2002, these conditions raise concerns about the Company's ability to generate positive cash flows and fund operations.

Management plans to increase sales and improve operating results through 1) increased marketing and a broader distribution of products from a relationship with a third party direct sales and marketing organization in the United States, and through a select group of stronger resellers and distributors, 2) continued revenue streams from a broader line of products, 3) continued measures to minimize overhead and 4) initiatives to protect its intellectual property rights. Management believes that funds generated from operations and funds from a credit facility will be sufficient to cover cash needs in the foreseeable future. There is no guarantee these funds will be available with terms favorable to the Company. In the event sales do not materialize at the expected rates, or the Company does not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses.

--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

      PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Viseon, Inc. and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

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

      PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over their estimated useful lives which range from two to seven years. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease. Maintenance, repairs and minor renewals are expensed when incurred.

                           VISEON, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
--------------------------------------------------------------------------------

      CAPITALIZED SOFTWARE COSTS

Software costs have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and product quality assurance are capitalized, when material. At June 30, 2002 and 2001, the Company had $625,612 and $625,009 of unamortized computer software costs, including software acquired. Amortization of computer software costs was $237,291 and $129,425 for the years ended June 30, 2002 and 2001.

      INTANGIBLE ASSETS

The Company amortizes patents over their estimated useful lives of ten years using the straight-line method. Covenants not to compete are being amortized using the straight-line method over the term of the covenants. Accumulated amortization was $45,726 and $9,154 at June 30, 2002 and 2001. Amortization expense was $36,572 and $9,154 for the years ended June 30, 2002 and 2001. Debt issuance costs are amortized over the term of the subordinated note payable using the straight-line method, which approximates the interest method.

      REVENUE RECOGNITION

The Company records sales revenue at the time merchandise is shipped. The Company ensures the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC).

In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101, as amended, sets forth the SEC staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized.

      SHIPPING AND HANDLING COSTS

In accordance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company is including shipping and handling revenues in sales and shipping and handling costs in cost of goods sold.

                           VISEON, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
--------------------------------------------------------------------------------

      RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to operations when incurred.

      ADVERTISING COSTS

All costs related to advertising the Company's products are expensed in the period incurred. Advertising expense for the years ended June 30, 2002 and 2001 was $88,945 and $12,129.

      NET LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent years. All options and warrants were antidilutive at June 30, 2002 and 2001.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount for all financial instruments approximates fair value. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The fair value of debt and capital lease obligations approximates the current rates at which the Company could borrow funds with similar remaining maturities and risks.

      SEGMENT REPORTING

The Company is an international seller of video conferencing systems in the United States and the United Kingdom/Europe. Management believes the Company meets the criteria for aggregating its operating segments into a single reporting segment.

                           VISEON, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
--------------------------------------------------------------------------------

      RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company believes the adoption of SFAS No. 141 will not have a material effect on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001. The Company believes the adoption of SFAS No. 142 will not have a material effect on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143. "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes the adoption of SFAS No. 144 will not have a material effect on the Company's consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's consolidated financial position or results of operations.

                           VISEON, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 3 - INVENTORIES
--------------------------------------------------------------------------------

Inventories, net of reserve, consisted of the following at June 30:

                                                    2002            2001
                                                ------------    ------------

         Components                             $    299,099    $    437,150
         Finished goods                              788,562         109,240
                                                ------------    ------------

                                                $  1,087,661    $    546,390
                                                ============    ============

--------------------------------------------------------------------------------
NOTE 4 - PROPERTY AND EQUIPMENT, NET
--------------------------------------------------------------------------------

Property and Equipment consisted of the following at June 30:

                                                    2002             2001
                                                ------------     ------------

      Furniture, equipment and software         $  2,482,703     $  2,251,970
      Leasehold improvements                           5,421            5,421
                                                ------------     ------------

         Total Property and Equipment              2,488,124        2,257,391

      Less: accumulated depreciation and
            amortization                          (1,767,693)      (1,453,851)
                                                ------------     ------------

         Property and Equipment, net            $    720,431     $    803,540
                                                ============     ============

Depreciation and amortization expense was $322,426 and $338,354 for the years ended June 30, 2002 and 2001.

--------------------------------------------------------------------------------
NOTE 5 - SOFTWARE
--------------------------------------------------------------------------------

In April 2001, the Company purchased from King Research the intellectual property and rights related to software products for $200,000, plus issuance up to a maximum of 1,000,000 warrants. At the signing of the agreement, the Company issued a warrant for the purchase of 750,000 shares of its common stock at an exercise price of $0.70. These warrants were valued at $326,325 using the Black-Scholes pricing model. In December 2001, the Company issued warrants for 250,000 shares of the Company's common stock at an exercise price of $0.70 per share. These warrants were valued at $182,900 using the Black-Scholes pricing model. The warrants expire in April 2006. Amortization of the software is provided using the straight-line method over its estimated useful life of five years.

As part of the agreement, the Company entered into three covenants not to compete by paying $25,000 for each agreement.

                           VISEON, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 6 - INTANGIBLE ASSETS, NET
--------------------------------------------------------------------------------

Intangible assets consisted of the following at June 30:

                                                    2002             2001
                                                ------------     ------------

      Patents                                   $    136,922     $     58,190
      Covenants not to compete                        75,000           75,000
      Debt issuance costs                             38,334               --
                                                ------------     ------------

         Total intangible assets                     250,256          133,190

      Less: accumulated amortization                 (45,727)          (9,154)
                                                ------------     ------------

         Intangible assets, net                 $    204,529     $    124,036
                                                ============     ============


--------------------------------------------------------------------------------
NOTE 7 - REVOLVING CREDIT FACILITY
--------------------------------------------------------------------------------

In December 2001, the Company entered into a $2,500,000 revolving credit facility agreement with a bank and issued warrants to the lender to purchase up to 200,000 common shares at $1.58 per share through December 2006. The proceeds of $2,500,000 were allocated between the notes and the warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount (the fair value of the warrants), is being amortized over the life of the note using the straight-line method, which approximates the interest method. The credit facility is due on demand, expires in December 2002 and is secured by substantially all assets of the Company. Interest on the outstanding borrowings accrues at the prime rate plus 2.25% (7% at June 30, 2002). On June 30, 2002, outstanding borrowings were $1,269,339. This revolving credit facility is subject to covenants defined in the agreement. As of June 30, 2002, the Company was not in compliance with the covenants. In July 2002, the covenants were modified.

Outstanding borrowings of $534,860 from the commercial loan agreement at June 30, 2001 were paid in full during fiscal 2002.

                           VISEON, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 8 - SUBORDINATED NOTES PAYABLE
--------------------------------------------------------------------------------

In June 2002, the Company borrowed $300,000 and issued warrants to the various lenders to purchase 545,454 common shares at $0.55 per share through June 2003. The notes are subordinated to the bank, due on demand, mature June 2003 with monthly interest only payments at 10%, and are secured by substantially all assets of the Company. The subordinated notes payable are also convertible into common stock of the Company at a conversion rate of $0.55 per share through June 2003. The proceeds of $300,000 were allocated between the notes and the warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount (the fair value of the warrants and the beneficial conversion of the notes payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"), is being amortized over the life of the notes using the straight-line method, which approximates the interest method. The notes may be converted based on the terms of the agreement.

In connection with these notes, the Company issued 38,182 warrants to purchased common shares for services provided at $0.55 per share which expire in June 2007.

--------------------------------------------------------------------------------
NOTE 9 - CAPITAL LEASE OBLIGATIONS
--------------------------------------------------------------------------------

The following is a summary of leased equipment as of June 30:

                                                    2002             2001
                                                ------------     ------------

         Equipment                              $    160,200     $    484,147
         Less: accumulated amortization             (137,950)        (383,842)
                                                ------------     ------------

                                                $     22,250     $    100,305
                                                ============     ============

The following is a schedule of future minimum lease payments under the remaining capital lease obligation together with the present value of the net minimum lease payments as of June 30, 2002:

         Future minimum lease payments due in 2003               $      4,840
         Less: Amount representing interest at 17%                       (823)
                                                                 ------------
             Present Value of Future Minimum Lease Payments             4,017
         Less: Current portion                                         (4,017)
                                                                 ------------

             Long-Term Capital Lease Obligation                  $         --
                                                                 ============

--------------------------------------------------------------------------------
NOTE 10 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

      OPERATING LEASES

The Company leases office space and various equipment under noncancelable operating leases with terms of monthly to three years. One of the leases requires the Company to pay its pro rata share of operating expenses.

                           VISEON, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 10 - COMMITMENTS AND CONTINGENCIES (cont.)
--------------------------------------------------------------------------------

Future minimum rental payments due under noncancelable operating leases are as follows for the fiscal years ending June 30:

             2003                                                 $    75,211
             2004                                                      71,893
             2005                                                      59,911
                                                                  -----------
               Total                                              $   207,015
                                                                  ===========

Total rent expense was $132,458 and $130,621 for the years ended June 30, 2002 and 2001.

      SOFTWARE LICENSE AGREEMENTS

During 1994, the Company entered into a software license agreement with a software development company which expires in 2004. Pursuant to the agreement, the Company is to pay a royalty fee of up to $25.00 per unit of videoconferencing systems containing the software. Royalty expenses related to this agreement for the years ended June 30, 2002 and 2001 were $5,400 and $17,850.

During 1996, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, in addition to upfront licensing and production fees of $90,000, the Company is to pay a royalty fee of up to $40.00 per unit of videoconferencing systems containing the software. Royalty expenses related to this agreement for the years ended June 30, 2002 and 2001 were $8,640 and $3,558.

During 1998, the Company entered into a software license agreement with a software development company which expires in 2003. Pursuant to the agreement, in addition to upfront licensing and production fees of $25,000, the Company is to pay a royalty fee of up to $5.00 per unit of videoconferencing systems containing the software. Royalty expenses related to this agreement for the years ended June 30, 2002 and 2001 were $1,080 and $3,705.

During 1999, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, in addition to upfront licensing and production fees of $25,000, the Company is to pay a royalty fee of $5.00 per unit of videoconferencing systems containing the software. The Company had no sales of related systems containing the software during the years ended June 30, 2002 and 2001.

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

                           VISEON, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 10 - COMMITMENTS AND CONTINGENCIES (cont.)
--------------------------------------------------------------------------------

As of June 30, 2002, the Company's obligation for material and work in progress for products ordered was up to approximately $893,000.

      DISTRIBUTOR AND DEALER AGREEMENTS

The Company is a party to distributor and dealer agreements with several companies. Certain distributors and dealers have minimum purchase obligations. The term of each agreement is one year, renewable for additional one-year periods. Distributors and dealers receive discounts depending upon the number of systems ordered from the Company.

      INVESTOR AND RECRUITMENT AGREEMENT

In February 2001, in connection with an agreement for seeking of potential investors and recruiting and hiring of senior management, the Company issued the rights to purchase warrants for 500,000 shares of its common stock at an exercise price of $0.45. 50,000 warrants were issued and vested immediately and were valued at $10,315 using the Black-Scholes pricing model. Based on the agreement, 450,000 warrants will vest at a rate of 37,500 quarterly and may vest earlier based on the achievement of earnings criteria as defined in the agreement. Based on the agreement, as of June 30, 2002, 187,500 warrants vested and were valued at $38,680 using the Black-Scholes pricing model. The warrants expire in February 2006.

Based on the terms of the agreement, the Company must pay $500 per month for consulting fees. Consulting fee expense for the years ended June 30, 2002 and 2001 was $6,000 and $1,500.

      MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Sales to one customer represented approximately 11% of net sales for the year ended June 30, 2002 with accounts receivable from two customers representing approximately 13% and 14% of total accounts receivable as of June 30, 2002. During the year ended June 30, 2001, sales to three customers represented approximately 39% of net sales, with accounts receivable from two customers representing approximately 76% of total accounts receivable as of June 30, 2001.

      RESTRUCTURING COSTS

During June 2001, the Board of Directors approved the movement of the Company's corporate office from Minneapolis, Minnesota to Dallas, Texas. The expenses related to this decision was $138,285 and was included in selling, general and administrative expenses for the year ended June 30, 2001.

      LEGAL PROCEEDINGS

The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's consolidated financial position or results of operations.

                           VISEON, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 11 - INCOME TAXES
--------------------------------------------------------------------------------

The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. The Company has incurred cumulative net operating losses for both financial statement and income tax reporting purposes. At June 30, 2002, the Company had net operating loss carryforwards of approximately $20,300,000 and research and development credit carryforwards of approximately $238,000. If not used, these carryforwards will begin to expire in 2010. During 1996, a change in ownership occurred pursuant to Section 382 of the Internal Code that limits the use of loss carryforwards in any one year. Subsequent ownership changes may further limit the use of these net operating loss carryforwards.

                                                 2002              2001
                                             ------------      ------------
     Deferred income tax assets:
       Net operating loss carryforwards      $  7,890,000      $  7,357,200
       Asset valuation reserves and other         299,900           219,300
       Research and development credit
           carryforwards                          238,000           238,000
                                             ------------      ------------
                                                8,427,900         7,814,500
       Less: valuation allowance               (8,368,800)       (7,754,000)
     Deferred income tax liabilities:
       Depreciation and amortization              (59,100)          (60,500)
                                             ------------      ------------
     Net deferred income tax assets          $         --      $         --
                                             ============      ============

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended June 30:

                                                 2002              2001
                                             ------------      ------------

     Federal statutory tax rate benefits            (35.0)%           (35.0)%
     State tax, net of federal benefit               (5.0)             (5.0)
     Change in valuation allowance                   40.0              40.0
                                             ------------      ------------
     Effective tax rate                               0.0%              0.0%
                                             ============      ============

--------------------------------------------------------------------------------
NOTE 12 - STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

      COMMON STOCK

In January 2001, the Company issued 75,000 shares of common stock valued at $29,295 as payment for consulting services to the former president of the Company. These shares have not been registered with the Securities and Exchange Commission.

In February 2001, a director of the Company converted a $225,000 note payable and accrued interest due from the Company into common stock. The Company issued 674,383 shares of common stock upon conversion of the note payable which, together with accrued interest at 10%, totaled $236,033. The note payable was converted into common stock at a price of $0.35 per share. These shares have not been registered with the Securities and Exchange Commission.

                           VISEON, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 12 - STOCKHOLDERS' EQUITY (cont.)
--------------------------------------------------------------------------------

During fiscal 2001, the Company received $665,343, net of offering costs as a result of a private placement of 2,185,715 shares of common stock to Digital Investors, LLC (Digital) for $0.35 per share. The shares were sold in connection with a Stock Purchase Agreement between the Company and Digital. This agreement was amended October 1, 2001. With the amendment, Digital issued warrants for the purchase of 800,000 shares of common stock at an exercise price of $0.75 per share expiring in April 2006.

During fiscal 2002, the Company issued 150,000 shares to directors and an outside consultant. The shares had fair market values ranging from $0.75 to $1.32 and were valued at $143,633. These shares have not been registered with the Securities and Exchange Commission.

In January 2002, Digital Investors, LLC (Digital) converted a $800,000 note payable and accrued interest from the Company into common stock. The Company issued 2,314,285 shares of common stock upon conversion of the note payable at a price of $0.35 per share, which totaled $790,000, Net of expenses.

      STOCK WARRANTS

In July 1995, in connection with the Company's initial public offering, the Company issued warrants to the underwriter for the purchase of 122,500 shares of common stock at an exercise price of $7.50. The warrants were exercisable through July 2000 and expired.

In September 1996, in connection to the Company's private offering of 1,500,000 shares of its common stock, the Company issued a warrant to the placement agent for the purchase of 150,000 shares of its common stock at an exercise price of $3.00. The warrant is exercisable through September 2002.

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

Total warrants outstanding at June 30, 2002 were 4,400,762 with exercise prices ranging from $0.45 to $3.00 and expiring through June 2007.

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

                           VISEON, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 12 - STOCKHOLDERS' EQUITY (cont.)
--------------------------------------------------------------------------------

The Company has reserved 2,500,000 shares of common stock for issuance under the plan. At June 30, 2002, 1,197,250 shares remained available for grant. Options issued become exercisable over varying periods as provided in the individual plan agreements and have a term of five or ten years.

A summary of changes in common stock options during the years ended June 30, 2002 and 2001 is as follows:

                                                                    WEIGHTED
                                                                     AVERAGE
                                                                    EXERCISE
                                                                    PRICE PER
                                                      OPTIONS         SHARE
                                                    ----------     ----------
Outstanding at June 30, 2000                         1,105,800     $     1.60

    Granted                                             15,000           0.38
    Exercised                                           (9,000)          0.38
    Canceled                                          (188,750)          1.72
                                                    ----------     ----------

Outstanding at June 30, 2001                           923,050     $     1.43

    Granted                                            607,500           0.82
    Exercised                                          (38,800)          0.48
    Canceled                                          (189,000)          1.95
                                                    ----------     ----------

Outstanding at June 30, 2002                         1,302,750     $     1.06
                                                    ==========     ==========

Exercisable at June 30, 2002                           874,667     $     1.22
                                                    ==========     ==========

As of June 30, 2002, the Company has granted 361,000 options outside the Plan with a weighted average exercise price of $4.26 with a weighted average remaining contractual life of 4.1 years.

The following table summarizes information about stock options outstanding as of June 30, 2002 including those issued outside the Plan:

                                         Options Outstanding           Options Exercisable
                                  ------------------------------ -----------------------------
                                     Weighted-
                                      Average        Weighted-                     Weighted-
   Range of                          Remaining        Average                       Average
   Exercise         Number          Contractual      Exercise        Number         Exercise
    Prices        Outstanding          Life           Price        Exercisable       Price
--------------  ----------------  ---------------- ------------- --------------- -------------
  $0.38-0.93           862,500              3.90   $       0.56        474,417   $       0.46
  $1.03-3.00           651,250              5.66   $       2.00        611,250   $       2.05
  $3.50-9.25           150,000              2.27   $       7.53        150,000   $       7.53
--------------  ----------------  ---------------- ------------- --------------- -------------
  $0.38-9.25         1,663,750              4.44   $       1.76      1,235,667   $       2.11
==============  ================  ================ ============= =============== =============

                           VISEON, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 12 - STOCKHOLDERS' EQUITY (cont.)
--------------------------------------------------------------------------------

The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, $43,585 and $97,220 of compensation cost has been recognized in the accompanying consolidated statements of operations for the years ended June 30, 2002 and 2001. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted loss per share would have been increased to the following pro forma amount for the years ending June 30:

                                                   2002              2001
                                               ------------     ------------
Net loss
    As reported                                $ (1,651,261)      (1,743,419)
    Pro forma                                    (1,843,279)      (2,011,950)

Basic and diluted loss per share:
    As reported                                $      (0.13)           (0.18)
    Proforma                                          (0.14)           (0.21)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002 and 2001; risk-free interest rates of 5.0% and 4.5%, expected option lives of 10 years and 10 years, expected volatility of 68.89% and 61.12% and expected dividend yield of 0%.

The weighted average fair values of options granted in 2002 and 2001 were as follows:

    Fiscal 2002 grants                                          $       0.64
    Fiscal 2001 grants                                          $       0.12

--------------------------------------------------------------------------------
NOTE 13 - RETIREMENT SAVINGS PLAN
--------------------------------------------------------------------------------

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of section 401(K) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. Profit sharing contributions by the Company are completely discretionary. The Company made no contributions during the years ended June 30, 2002 and 2001.

                           VISEON, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001

--------------------------------------------------------------------------------
NOTE 14 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

      Pointe Design

During the year ended June 30, 2001, the Company purchased advertising and marketing services from a related party totaling $20,039. The Company believes that the fees paid related to these services were equivalent to those that would be paid under an arm's length transaction.

      RSI Marketing, LLC

In February 2001, in connection with a marketing agreement with a company to market its products and services, the Company issued the rights to purchase warrants for 1,000,000 shares of its common stock at an exercise price of $0.45. These warrants were valued at $206,300 using the Black-Scholes pricing model. The warrants were issued based on the achievement of gross sales targets by December 2001. The warrants expire in February 2006.

The Company is obligated to pay commissions based on the terms outlined on the agreement. Commission and advertising and marketing expense for the years ended June 30, 2002 and 2001 were $742,283 and $50,082.

--------------------------------------------------------------------------------
NOTE 15 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------

                                                                     2002          2001
                                                                  ----------    ----------
         Supplemental disclosure of cash paid for
             Interest                                             $   99,256    $  219,541

         Noncash investing and financing activities
             Software acquired through the issuance of
               common stock warrants                              $  182,900    $  326,325
             Note payable and accrued interest converted to
               common stock, net of expenses                      $  790,000    $  236,003
             Inventory received as payment of other
               receivable                                         $  299,633    $       --
             Capital lease payment obligations transferred
               to accounts payable                                $   23,332    $       --

--------------------------------------------------------------------------------
NOTE 16 - SUBSEQUENT EVENTS (unaudited)
--------------------------------------------------------------------------------

During August 2002, the Company sold 333,333 shares of Company's common stock at $0.60 per share for gross proceeds of $200,000.

During August and September 2002, the Company sold 249,999 shares of the Company's common stock at $0.60 per share for gross proceeds of $150,000. In connection with the sale of these shares of common stock, the Company issued 249,999 warrants to purchase common stock of the Company at $0.60 per share which vest immediately with a term of five years.

In September 2002, the Company also issued 350,000 warrants to purchase common stock of the Company at $0.60 per share for consulting services valued at $242,100 using the Black-Scholes pricing model.

In October 2002, the Company signed an agreement with Digital Investors,
LLC to provide a line of credit to the Company if upon the Company is unable to obtain a line of credit with a bank by December 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)          CURRENT DIRECTORS AND EXECUTIVE OFFICERS

Name                      Age     Position with Company
----                      ---     ---------------------

John C. Harris             41     Chairman of the Board, Chief Executive Officer
                                  and President

Brian Day                  38     Director

Gerald  Dube               47     Director

W.R. Howell                65     Director

Charles Rey                54     Director


Brian Day has been a director of the Company since October 2001 and has been Chief Financial Officer of Octave Communications, Inc. since June 1999. Octave is a developer of multi-point conferencing units for use in audio, data and web conferencing over both circuit switched and IP. From September 1998 to June 1999, Mr. Day was Chief Financial Officer of Healthtrax Inc. and prior to that, Chief Financial Officer of Span Instruments, Inc.

         Gerald Dube has been director of the Company since November 2001. From 1994 to 1999, he served in senior executive level positions with Computer Sciences Corp, including President of the Integrated Business Services unit. In 1999, Mr. Dube joined the internet consulting firm, Zefer, as Executive Vice President.

         John Harris has been a director and Chief Executive and President of the Company since February, 2001. From May until December of 2000, Mr. Harris served as Chief Executive Officer of Diversified Technologies Group, Inc. a company that provides enhanced fax services. From October 1999 until May 2000, Mr. Harris was Chief Executive Officer of CBQ, Inc. an e-business solutions provider. From March of 1999 until joining CBQ, Inc. Mr. Harris served as President of Paragon Innovations, Inc. an embedded device design firm. From 1986 until 1998, Mr. Harris was President and CEO of CompuNet Support Systems, Inc. CompuNet provided networking, systems integration and business building applications.

         W. R. Howell has been a director of the Company since October 2001. Mr. Howell has been Chairman Emeritus of J.C. Penney Inc. since 1997 and was Chief Executive Officer of J.C. Penney from 1983 to 1996. Mr. Howell is also a director of Pfizer, Bankers Trust, ExxonMobil, Halliburton, American Electric Power, and Williams Companies.

         Charles Rey has been Chief Executive Officer of Heartland Direct Group marketing company since 1975. Mr. Rey is also Chairman of the Board of POPS Direct, a consumer internet marketing company.

              FORMER DIRECTORS AND EXECUTIVE OFFICERS

Name                      Age      Position with Company
----                      ---      ---------------------

Richard F. Craven          58      Former Chairman of the Board and former
                                   Interim President and Chief Executive Officer

Eugene W. Courtney         63      Former Chief Executive Officer and President

Marti D. Miller            44      Former Vice President Engineering

James D. Hanzlik           45      Former Chief Financial Officer

Byron G. Shaffer           67      Former Director

S. Albert Hanser           63      Former Director


         RICHARD F. CRAVEN became Interim President and Chief Executive Officer and Chairman of the Board on September 7, 1999 and resigned his position as Interim President and Chief Executive Officer when Mr. Courtney was appointed in October 1999. He was a founder of the Company and served as a director since its inception in December 1993 until June 2002. Mr. Craven is a private investor and has been involved as a manager, owner and developer in several real estate ventures. He has been a licensed real estate broker and a licensed insurance agent since 1965. Mr. Craven is also a director of VideoLabs, Inc.

         BYRON G. SHAFFER served as a director of the Company from 1995 to November 19, 1998 and again from September 1999 until October of 2001. Mr. Shaffer has been a private investor for the last 20 years and has also served as a director of Mentor Corporation, a medical products manufacturer, since 1976.

         S. ALBERT HANSER was a director from September 1999 until June 2002. He is currently the CEO of Sanibel Captiva Trust Company. Mr. Hanser has been Chairman of Hanrow Financial Group, Ltd. , a merchant banking firm. Mr. Hanser also has served as Chairman/CEO of Resource Bank and Trust, Chairman of First Bank Systems' Merchant Bank and Executive Vice President of Investment Banking at Dain Bosworth. In addition, he sits on a number of industry, civic and charitable boards. Mr. Hanser graduated from Brown University in 1959 and Wharton School of Finance in 1974.

         JAMES D. HANZLIK became Chief Financial Officer on January 9, 1997 and resigned June 28, 2002. Before joining the Company, Mr. Hanzlik was Vice President, Controller for Sterner Lighting Group, a manufacturer of commercial lighting. Prior to that, Mr. Hanzlik served as Controller and Product Group Manager for Despatch Industries Ltd. a manufacturer of industrial heat processing equipment serving the electronics manufacturing industry. Mr. Hanzlik began his career from 1980 - 1985 at KPMG LLC, where he worked with a number technology manufacturing companies.

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

BOARD OF DIRECTORS' COMMITTEES

         The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee supervises the financial affairs of the Company and generally reviews the results and scope of the audit and other services provided by the Company's independent accountants and reports the results of their review to the Board and to the Company's management. The Compensation Committee has general responsibility for management of compensation matters, including compensation arrangements for officers and incentive compensation for employees of the Company. Currently the Audit Committee consists of Messrs Brian Day and Charles Rey. The Compensation committee consists of Messrs W.R. Howell and Gerald Dube.

(b)      SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. The following officers failed to file the following Forms (on a timely basis) for the fiscal year ending JUNE 30, 2002; John C. Harris (Form 5), James
D. Hanzlik (Form 5) and Marti Miller (Form 5). Each of these forms were subsequently filed by these individuals. None of the late Forms 5 noted above contained transactions that were not reported on a timely basis. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended June 30, 2002, except as disclosed above, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by
Section 16 of the Exchange Act.

ITEM 10.     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company for services rendered for the years ended June 30, 2000, 2001 and 2002 to (i) all persons who served as the Chief Executive Officer of the Company during fiscal year 2001 and (ii) the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 in fiscal year 2002 (the "Named Executive Officers"). Other than those individuals listed below, no executive officer of the Company received cash compensation of more than $100,000 in fiscal year 2002.

                           SUMMARY COMPENSATION TABLE

                                                                RESTRICTED
   NAME AND PRINCIPAL       FISCAL     ANNUAL COMPENSATION        STOCK       UNDERLYING       ALL OTHER
        POSITION             YEAR    SALARY ($)    BONUS ($)    AWARDS ($)    OPTIONS (#)    COMPENSATION $
        --------             ----    ----------    ---------    ----------    -----------    --------------
John C. Harris (1)           2000           0         0               0               0              0
CHIEF EXECUTIVE OFFICER      2001      45,500         0               0               0              0
AND PRESIDENT                2002     130,000         0               0         250,000              0

Marti D. Miller              2000     133,500         0               0          40,000              0
FORMER VICE PRES-            2001     133,500         0               0               0         37,000 (3)
IDENT, ENGINEERING           2002      10,000         0          50,000               0              0

Mr. James D. Hanzlik(6)      2000     107,900         0               0          40,000          2,800
FORMER CHIEF FINANCIAL       2001     110,300         0               0          40,000         36,520 (4)
OFFICER                      2002     110,300         0               0          125,00              0

Eugene W. Courtney           2000      34,615         0               0         100,000              0
FORMER CHIEF EXECUTIVE       2001      75,900         0          29,295 (2)           0         35,500 (5)
OFFICER AND PRESIDENT        2002           0         0               0               0              0

----------------------

(1)      Mr. Harris became President and CEO in February, 2001.
(2) In January 2001, Mr. Courtney was granted 75,000 shares of restricted common stock as compensation for consulting services provided during the transition to a new Chief Executive Officer.
(3) As of June 30, 2002, the Company accrued compensation costs associated with the termination of Mr. Miller, to be paid after June 30, 2002. The compensation was in the form of 50,000 shares of restricted common stock to be issued, and one month of salary and benefits of approximately $12,000.
(4) As of June 30, 2002, the Company amended previous stock options held by Mr. Hanzlik. The amendments a) extended the time period for exercise of the options in the event of a termination to three years, b) provided for 100% vesting of all unvested stock options, and c) re-priced stock option exercise prices to $.45 for stock options having exercise prices in excess of $.45 (market price was $.73 per share on repricing date).
(5) In April 2001, the Company amended stock options held by Mr. Courtney. The amendment a) extended the time period for exercise of the options in the event of a termination to three years, and b) provided or 100% vesting of all unvested stock options.
(6)      Mr. Hanzlik resigned as director and Chief Financial Officer on July
         28, 2002

OPTION GRANTS AND EXERCISES

         The tables below set forth information about the stock options held by the Named Executive Officers and the potential realizable value of the options held by such person on June 30, 2002. No stock options were exercised by the Named Executive Officers of the Company during fiscal year 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                        NUMBER OF SECURITIES   % OF TOTAL OPTIONS GRANTED
                             UNDERLYING               TO EMPLOYEES          EXERCISE PRICE
        NAME            OPTIONS GRANTED (1)        IN FISCAL YEAR 2002          ($/SH)        EXPIRATION DATE
        ----            -------------------        -------------------          ------        ---------------
John C. Harris                250,000                  66.6%                     $.66            02/28/2007
CHIEF EXECUTIVE
OFFICER AND
PRESIDENT

Marti D. Miller                     0                   N/A                       N/A               N/A
FORMER VICE
PRESIDENT
ENGINEERING

James D. Hanzlik              125,000                  33.3%                    $1.04            07/30/2007
CHIEF FINANCIAL
OFFICER

Eugene W. Courtney                  0                   N/A                       N/A               N/A
FORMER CHIEF
EXECUTIVE OFFICER
AND PRESIDENT

---------------------

(1) During fiscal year 2002, options to acquire shares of Common Stock were granted to the CEO and CFO. Options to acquire 120,000 shares of Common Stock were granted to non-employee directors.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES

                           SHARES                                                      VALUE OF UNEXERCISED
                          ACQUIRED        VALUE          NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                        ON EXERCISE     REALIZED      OPTIONS AT JUNE 30, 2002 (#)    AT JUNE 30, 2002 ($)(1)
     NAME                   (#)            ($)         EXERCISABLE UNEXERCISABLE     EXERCISABLE UNEXERCISABLE
     ----                   ---            ---         -------------------------     -------------------------
John C. Harris               0              0          250,000           190,000       8,400            N/A
CHIEF EXECUTIVE
OFFICER AND
PRESIDENT

Marti D. Miller              0              0             0              0               0               0
FORMER,
VICE PRESIDENT,
ENGINEERING

James D. Hanzlik             0              0          265,000           0             46,466            0
FORMER,
CHIEF FINANCIAL
OFFICER

Eugene W. Courtney           0         0               100,000           0               0               0
FORMER CHIEF
EXECUTIVE OFFICER
AND PRESIDENT

--------------------

(1) Based on the June 30, 2002 closing bid price of the Company's Common Stock of $.80 per share.

REPORT OF COMPENSATION COMMITTEE

         As of June 30, 2002 the Compensation Committee of the Board of Directors granted Mr. Harris 250,000 stock options that expire on February 28, 2007. Additionally, Mr. Harris was extended an incentive bonus of $50,000 upon the completion of the Company's first positive EBITDA quarter. Details of stock granted and changes to options are summarized in Item 10. Summary Compensation Table and Executive Option Repricing Table above and related footnotes thereto.

Richard F. Craven, Charles Rey
(Members of the Compensation Committee).

COMPENSATION OF DIRECTORS

         The Board of Directors of the Company has established the following compensation policies for non-employee directors of the Company. Non-employee directors receive $100 for each meeting attended. Also, under the Company's 1994 Stock Plan, each non-employee director is granted, upon election to the Board, an option to purchase 20,000 shares of Common Stock, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. After the year of election, each non-employee director will also receive annually an option to purchase 5,000 shares of Common Stock exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. During fiscal year 2002, options to acquire 150,000 shares of the Company's Common Stock were granted to non-employee directors, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. Directors who are employees of the Company receive no additional compensation for serving as directors.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of October 11, 2002, the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such group or person. The address for all directors and officers of the Company is Viseon, Inc., 545 E. John Carpenter Freeway, Suite 1430, Irving, TX 75062.

                                                     NUMBER OF SHARES
NAME                                                BENEFICIALLY OWNED    OWNED PERCENTAGE
----                                                ------------------    ----------------
Richard Craven                                         2,643,207 (1)            18.2%

Brian Day                                                 27,500 (2)                *
Gerald Dube                                               25,000 (3)                *
S. Albert Hanser, Former Director                        228,250 (4)            1.58%
John Harris                                               66,000 (5)                *
W.R. Howell                                               27,500 (6)                *
Charles Rey                                              132,300 (7)                *
Marti D. Miller, Former CTO                               90,000 (8)                *
James D. Hanzlik, Former CFO                             265,000 (9)            1.83%
Eugene W. Courtney, Former CEO                           100,000 (10)            1.2%

All Current Executive Officers and                     3,357,957 (11)           28.1%
Directors as a Group (5 persons)

Digital Investors, LLC                                 5,991,700 (12)          41.41%

Alan C. Phillips and Delores V. Phillips Rev. Trust      823,478 (13)           5.69%

--------------------

*   Indicates ownership of less than 1%.

 (1) Includes 55,000 shares which may be acquired within 60 days upon the exercise of stock options.

 (2) Includes 7,500 shares which may be acquired within 60 days upon the exercise of stock options.

 (3) Includes 5,000 shares which may be acquired within 60 days upon the exercise of stock options.

 (4) Includes 36,250 shares which may be acquired within 60 days upon the exercise of stock options.

 (5) Includes 66,000 shares which may be acquired within 60 days upon the exercise of stock options.

 (6) Includes 7,500 shares which may be acquired within 60 days upon the exercise of stock options.

 (7) Includes 7,500 shares which may be acquired within 60 days upon the exercise of stock options.

 (8) Includes 40,000 shares which may be acquired within 60 days upon the exercise of stock options.

 (9) Includes 265,000 shares which may be acquired within 60 days upon the exercise of stock options.

(10) Includes 100,000 shares which may be acquired within 60 days upon the exercise of stock options.

(11) Includes 415,000 shares which may be acquired within 60 days upon the exercise of stock options.

(12) Includes 1,455,000 shares which may be acquired within 60 days upon the exercise of stock warrants.

(13) This Trust is affiliated with the Company's third party manufacturer.

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

         On October 5, 2001, the Company received proceeds of $800,000 from Digital Investors, LLC. in the form of a subordinated note due October 5, 2002. Interest on the note was due quarterly at a rate of 12% and the note was subordinated to all amounts owed by the Company to its bank. This note was paid in full on January 18, 2002.

         On October 5, 2001 the Company and Digital Investors, LLC amended the Stock Purchase Agreement dated February 23, 2001. As part of the amendment, the Company agreed to issue warrants to purchase 800,000 shares of common stock at a price of $.75 per share upon the final closing of the Stock Purchase Agreement.

         On January 18, 2002 the Company issued 2,314,285 shares of common stock purchased by Digital at $.35 per share under an amended Stock Purchase Agreement for a total gross price of $810,000. Net proceeds from the transaction were $809,999.75.

RSI Marketing, LLC is the exclusive North American sales representative for the Company. In the agreement signed in February 2001, RSIM was granted a warrant to acquire 1,000,000 shares of common stock at $.45. During fiscal year 2002, 500,000 of that option became uncancellable. The company paid RSIM $742,783 for commissions and marketing expense in fiscal year 2002.

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

Dated: October 11, 2002                 VISEON, INC.

                                        By: /s/ John C. Harris
                                            ------------------
                                        Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 11, 2002.

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints John
C. Harris as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

        SIGNATURE                                   TITLE
        ---------                                   -----

/s/ John C. Harris                    Chairman, Chief Executive Officer and
----------------------------           President
John C. Harris

/s/ John C. Harris                    Chief Financial Officer
----------------------------
John C. Harris

/s/ Gerald Dube                       Director
----------------------------
Gerald Dube

/s/  W.R. Howell                      Director
----------------------------
W.R. Howell

/s/  Charles Rey                      Director
----------------------------
Charles Rey

/s/ Brian Day                         Director
----------------------------
Brian Day

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John C. Harris, certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of Viseon, Inc. (the "Annual Report");

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Viseon, Inc., as of, and for, the periods presented in this Annual Report.


Date: October 15, 2002                         /s/ John C. Harris
                                        ----------------------------------------
                                        John C. Harris
                                        Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John C. Harris, certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of Viseon, Inc. (the "Annual Report");

         2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Viseon, Inc., as of, and for, the periods presented in this Annual Report.


Date: October 15, 2002                         /s/ John C. Harris
                                        ----------------------------------------
                                        John C. Harris
                                        Chief Financial Officer

                                  VISEON, INC.
                                EXHIBIT INDEX TO
                  FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2002

Exhibit No.                Title of Document                                        Method of Filing
-----------                -----------------                                        ----------------
2.1         Plan of Merger between RSI Systems, Inc. and Viseon, Inc.     Filed as Exhibit 10.40 to the Company's March 2001
                                                                          10-QSB and incorporated herein by reference.

3.1         Articles of Incorporation of Viseon, Inc.                     Filed as Exhibit 3.1 to the Company's S-2/A
                                                                          Registration Statement dated July 25, 2001 and
                                                                          incorporated herein by reference.

3.2         Certificate of Amendment of Articles of Incorporation         Filed as Exhibit 3.1 to the Company's S-2
            of Viseon, Inc., dated May 24, 2001.                          Registration Statement dated July 25, 2001 and
                                                                          incorporated herein by reference.

3.3         Bylaws of Viseon, Inc.                                        Filed as Exhibit 3.1 to the Company's S-2/A
                                                                          Registration Statement dated July 25, 2001 and
                                                                          incorporated herein by reference.

4.1         Form of Warrant granted to RSI Marketing, LLC.                Filed as Exhibit A to Exhibit 10.36 to the Company's
                                                                          March 31, 2001 10-QSB and incorporated herein by
                                                                          reference.

4.2         Form of Warrant granted to Active Management, LLC.            Filed as Exhibit A to Exhibit 10.38 to the Company's
                                                                          March 31, 2001 10-QSB and incorporated herein by
                                                                          reference.

10.1        1994 Stock Plan.*                                             Filed as Exhibit 10.5 to the SB-2 Registration
                                                                          Statement and incorporated herein by reference.

10.2        Form of Inventions, Confidential Information and              Filed as Exhibit 10.2 to the SB-2 Registration
            Non-Competition Agreement.                                    Statement and incorporated herein by reference.

10.3        Letter of Credit Agreement, dated September 19, 1994.         Filed as Exhibit 10.13 to the SB-2 Registration
                                                                          Statement and incorporated herein by reference.

10.4        Letter of Credit Agreement, dated December 13, 1994,          Filed as Exhibit 10.14 to the SB-2 Registration
            as amended.                                                   Statement and incorporated herein by reference.

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

10.7        License Agreement with DSP Software Engineering, Inc.         Filed as Exhibit 10.15 to the Form 10-KSB Annual
            dated February 1, 1996.                                       Report of the Company for 1996, File No. 000-27106
                                                                          (the "Company's 1996 10-KSB") and incorporated
                                                                          herein by reference.

10.8        Addendum to License Agreement with Link Technology,           Filed as Exhibit 10.17 to the Company's 1996 10-
            Inc. dated April 29, 1996.                                    KSB and incorporated herein by reference.

10.9        Employment Agreement between the Company and                  Filed as Exhibit 10.20 to the Company's 1996 10-
            Donald Lies.*                                                 KSB and incorporated herein by reference.

10.10       Manufacturing Agreement with Altron, Inc. dated               Filed as Exhibit 10.21 to the Company's 1996 10-
            August 28, 1996.                                              KSB and incorporated herein by reference.

10.11       Selling Agency Agreement with Miller Johnson & Kuehn          Filed as Exhibit 10.23 to the Company's 1996 10-
            Incorporated dated August 22, 1996.                           KSB and incorporated herein by reference.

10.12       Shareholder Agreement dated April 30, 1996.                   Filed as Exhibit 10.24 to the Company's 1996 10-
                                                                          KSB and incorporated herein by reference.

10.13       New Employee Inventions, Confidentiality and                  Filed as Exhibit 10.13 to the Form 10-KSB Annual
            Non-compete Agreement                                         Report of the Company for 1997, File No. 000-27106
                                                                          (the "Company's 1997 10-KSB") and incorporated
                                                                          herein by reference.

10.14       Non-Qualified Stock Option Agreement with                     Filed as Exhibit 10.14 to the Company's 1997 10-
            Donald C. Lies.*                                              KSB and incorporated herein by reference

10.15       Restricted Stock Agreement with Donald C. Lies.*              Filed as Exhibit 10.15 to the Company's 1997 10-
                                                                          KSB and incorporated herein by reference

10.16       Qualified Stock Option Agreement with Donald C. Lies.*        Filed as Exhibit 10.16 to the Company's 1997 10-
                                                                          KSB and incorporated herein by reference

10.17       Termination of Stock Purchase and Subscription                Filed as Exhibit 10.17 to the Company's 1997 10-
            Agreement.*                                                   KSB and incorporated herein by reference

10.18       Norwest Loan Agreement.                                       Filed as Exhibit 10.18 to the Company's 1997 10-
                                                                          KSB and incorporated herein by reference

10.19       Selling Agency Agreement with Miller Johnson & Kuehn          Filed as Exhibit 10.19 to the Form 10-KSB Annual
            Incorporated dated December 29, 1997.                         Report of the Company for 1998, File No. 000-27106
                                                                          (the "Company's 1998 10-KSB") and incorporated
                                                                          herein by reference.

10.20       Amended and Restated Credit and Security Agreement            Filed as Exhibit 10.20 to the Company's 1998 10-
            (Norwest Bank Minnesota, N. A.)                               KSB and incorporated herein by reference.

10.21       Amended and Restated Credit and Security                      Filed as Exhibit 10.21 to the Company's 1998 10-
                                                                          KSB and incorporated herein by reference

10.22       First Amendment to the Eximbank guaranteed                    Filed as Exhibit 10.22 to the Company's 1998 10-
            Amended and Restated Credit and Security Agreement.           KSB and incorporated herein by reference

10.23       Second Amendment to Amended & Restated Credit &               Filed as Exhibit 10.23 to the Form 10-KSB Annual &
            Security Agreement.                                           Report of the Company for 1999, File No. 000-27106
                                                                          (the "Company's 1999 10-KSB") and incorporated
                                                                          herein by reference

10.24       Third Amendment to Amended & Restated Credit &                Filed as Exhibit 10.24 to the Company's 1999 10-
            Security Agreement.                                           KSB and incorporated herein by reference

10.25       First Amendment to Patent & Trademark Security                Filed as Exhibit 10.25 to the Company's 1999 10-
            Agreement.                                                    KSB and incorporated herein by reference

10.26       First Amendment to Patent & Trademark Security                Filed as Exhibit 10.26 to the Company's 1999 10-
            Agreement.                                                    KSB and incorporated herein by reference

10.27       Severance Agreement Between the Company and                   Filed as Exhibit 10.27 to the Company's 1999 10-
            Donald C. Lies.                                               KSB and incorporated herein by reference

10.28       Fourth Amendment to Amended and Restated Credit               Filed as Exhibit 10.28 to the Form 10-KSB Annual
            and Security Agreement and Waiver of Defaults (Wells          Report of the Company for 2000, File No. 000-27106
            (the Fargo Business Credit, N.A.).                            "Company's 2000 10-KSB") and incorporated herein
                                                                          by reference.

10.29       Second Amended and Restated Credit and Security               Filed as Exhibit 10.29 to the Company's 2000 10-
            Agreement (Wells Fargo Bank Minnesota, N.A.).                 KSB and incorporated herein by reference.

10.30       Export Import Bank of the United States Working               Filed as Exhibit 10.30 to the Company's 2000 10-
            Capital Guarantee Program,  Borrower Agreement.               KSB and incorporated herein by reference.

10.31       Note Payable to Richard F. Craven.                            Filed as Exhibit 10.31 to the Company's 2000 10-
                                                                          KSB and incorporated herein by reference.

10.32       Modified Separation and Severance Agreement between           Filed as Exhibit 10.32 to the Company's 2000 10-
            the Company and Donald C. Lies.                               KSB and incorporated herein by reference

10.33       Note Payable to Richard F. Craven.                            Filed as Exhibit 10.33 to the Form 10-QSB Quarterly
                                                                          Report of the Company for Period ended December
                                                                          31, 2000, File No. 000-27106 (the "Company's
                                                                          December 2000 10-QSB") and incorporated herein
                                                                          by reference.

10.34       Note Payable to Richard F. Craven.                            Filed as Exhibit 10.34 to the Company's December
                                                                          2000 10-QSB and incorporated herein by reference.

10.35       Stock Purchase Agreement by and between Company               Filed as Exhibit 10.33 to Company's March 2001 10-
            and Digital Investors, LLC, dated as of February 23, 2001.    QSB and incorporated herein by reference.

10.36       Shareholder Voting Agreement by and between the               Filed as Exhibit 10.34 to Company's March 2001
            Company and Digital Investors, LLC, Richard F. Craven         10-QSB and incorporated herein by reference.
            and Byron G. Shaffer, dated as of February 23, 2001.

10.37       Registration Rights Agreement by and between                  Filed as Exhibit 10.35 to Company's March 2001
            Company and Digital Investors, LLC, dated as of               10-QSB and incorporated herein by reference.
            February 23, 2001.

10.38       Marketing Agreement by and between Company                    Filed as Exhibit 10.36 to Company's March 2001
            and RSI Marketing, LLC, dated as of February 23, 2001.        10-QSB and incorporated herein by reference.

10.39       Registration Rights Agreement by and between Company          Filed as Exhibit 10.37 to Company's March 2001
            and RSI Marketing, LLC, dated as of February 23, 2001.        10-QSB and incorporated herein by reference.

10.40       Management and Consulting Agreement by and between            Filed as Exhibit 10.38 to Company's March 2001
            Company and Active Management, LLC, dated as of               10-QSB and incorporated herein by reference.
            February 23, 2001.

10.41       Registration Rights Agreement by and between  Company         Filed as Exhibit 10.39 to Company's March 2001
            and Active Management, LLC, dated as of                       10-QSB and incorporated herein by reference.
            February 23, 2001.

10.42       Asset Purchase Agreement with King Research, LLC,             Filed as Exhibit 10.41 to Company's March 2001 10-
            dated April 12, 2001.                                         QSB and incorporated herein by reference.

10.43       Licensing and Manufacturing Agreement with Mike Prell         Filed as Exhibit 10.42 to Company's and Mike Prell
            d/b/a Dallas Computer Recovery, dated April 12, 2001.         March 2001 10-QSB and incorporated herein by
                                                                          reference.

10.44       Non-Competition, Confidentiality and Assignment               Filed as Exhibit 10.43 to Company's March 2001
            Agreement with King Research, LLC, and Jeff Clem,             10-QSB and incorporated herein by reference.
            dated April 12, 2001.

10.45       Non-Competition, Confidentiality and Assignment               Filed as Exhibit 10.44 to Company's March 2001 10-
            Agreement with King Research, LLC, dated April 12, 2001.      QSB and incorporated herein by reference.

10.46       Non-Competition, Confidentiality and Assignment               Filed as Exhibit 10.45 to Company's March 2001
            Agreement with King Research, LLC, Mike Prell and             10-QSB and incorporated herein by reference.
            Mike Prell d/b/a Dallas Computer Recovery,
            dated April 12, 2001

10.47       Non-Competition, Confidentiality and Assignment               Filed as Exhibit 10.46 to Company's March 2001
            Agreement with King Research, LLC, and Andrew Sears,          10-QSB and incorporated herein by reference.
            dated April 12, 2001.

10.48       First Amendment to Stock Purchase Agreement                   Filed as Exhibit 10.48 to Company's June 2001
                                                                          10-KSB and incorporated herein by reference.

10.49       Security Agreement with Digital Investors, LLC                Filed as Exhibit 10.49 to Company's June 2001
                                                                          10-KSB and incorporated herein by reference.

10.50       Note Payable to Digital Investors, LLC                        Filed as Exhibit 10.50 to Company's June 2001
                                                                          10-KSB and incorporated herein by reference.

10.51       Loan and Security  Agreement (Domestic)                       Filed as Exhibit 10.51 to Company's December
                                                                          2001 10-QSB and incorporated herein by reference

10.52       Loan and Security  Agreement (EXIM)                           Filed as Exhibit 10.52 to Company's December
                                                                          2001 10-QSB and incorporated herein by reference

10.53       EXIM Borrower Agreement                                       Filed as Exhibit 10.53 to Company's December
                                                                          2001 10-QSB and incorporated herein by reference

10.54       EXIM Note                                                     Filed as Exhibit 10.54 to Company's December
                                                                          2001 10-QSB and incorporated herein by reference

10.55       Integration Letter Agreement (Domestic)                       Filed as Exhibit 10.55 to Company's December
                                                                          2001 10-QSB and incorporated herein by reference

10.56       Integration Letter Agreement (EXIM)                           Filed as Exhibit 10.56 to Company's December
                                                                          2001 10-QSB and incorporated herein by reference

10.57       IP Agreement                                                  Filed as Exhibit 10.57 to Company's December
                                                                          2001 10-QSB and incorporated herein by reference

10.58       Amendment to Loan Agreement                                   Filed as Exhibit 10.58 to Company's March 2001
                                                                          10-QSB and incorporated herein by reference

10.59       Definitive Proxy Statement                                    Filed with the SEC on May 29, 2002 and incorporated
                                                                          herein by reference

10.60+      Amendment to Loan Agreement                                   Filed herewith electronically.

10.61+      Exclusive Distribution Agreement                              Filed herewith electronically.

23.1+       Consent of Virchow, Krause & Company, LLP                     Filed herewith electronically.

24.1+       Power of attorney from directors                              Filed herewith electronically.
            (included in signature page of this Registration Statement).

----------------------------
+ Filed herewith.
* Denotes an exhibit that covers management contracts or compensatory plans or arrangements.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Secretary, Viseon, Inc. at the executive offices of the Company.