Form 10-Q
period 2002-09-30
VISEON INC
filed 2002-11-19
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

XXX      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


                         Commission File Number 0-27106
                                                -------


                                  Viseon, Inc.

        (Exact name of small business issuer as specified in its charter)


              Nevada                                             41-1767211
              ------                                             ----------
  (State or other jurisdiction                                  (IRS Employer
Of incorporation or organization)                            Identification No.)

545 E. John Carpenter Freeway, Suite 1430, Irving, Texas           75062
---------------------------------------------------------          -----
        (Address of principal executive offices)                 (Zip Code)

                                 (214)-424-5700
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

The Company had 14,849,898 shares of Common Stock, $ 0.01 par value per share, outstanding As of November 12, 2002.

Transitional Small Business Disclosure Format (Check one): Yes ___ No _X_


                                  Viseon, Inc.

                                      INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - September 30, 2002
                  (unaudited) And June 30, 2002 ............................. 3

                  Consolidated Statements of Operations (unaudited) -
                  Three Months ended September 30, 2002 and 2001............. 4

                  Consolidated Statements of Cash Flows (unaudited) -
                  Three Months ended September 30, 2002 and 2001. ........... 5

                  Notes to Consolidated Financial Statements................. 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 8

         Item 3.  Control and Procedures.....................................17


PART II  OTHER INFORMATION...................................................18

Signatures...................................................................20

Exhibit Index................................................................21

                                  VISEON, INC.

                                 Balance Sheets

                                                                                  September 30,          June 30,
                                                                                      2002                 2002
                                         Assets                                    (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                     $      8,808                   --
    Accounts receivable, net of allowance for doubtful
      accounts of $191,444 and $144,000, respectively                                  574,404            1,314,131
    Inventories                                                                      1,099,183            1,087,661
    Prepaid expenses                                                                    40,555               39,984
-------------------------------------------------------------------------------------------------------------------
             Total current assets                                                    1,722,950            2,441,776
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
             Net property and equipment                                                652,667              720,431
-------------------------------------------------------------------------------------------------------------------

Intangible assets, net                                                                 175,109              204,529
-------------------------------------------------------------------------------------------------------------------

                                       Total assets                               $  2,550,726            3,366,736
===================================================================================================================

                          Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------

Current liabilities:
    Checks issued in excess of cash in bank                                       $         --               51,919
    Revolving credit facility, net original issue discount                             827,827            1,269,339
    Subordinated notes payable, net original issue discount                             75,000
    Current portion of capital lease obligations                                            --                4,017
    Accounts payable                                                                 1,476,638            1,479,767
    Accrued expenses                                                                   184,517              204,745
    Deferred revenue                                                                   308,158              298,708
-------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                               2,872,140            3,308,495

Stockholders' equity:
      Preferred stock ($.01 par value per share, 5,000,000 shares
             authorized, no shares issued or outstanding)                                   --                   --
      Common stock ($.01 par value per share, 50,000,000 shares
             authorized, 14,842,398 and 14,172,066 issued and outstanding)             148,425              141,720
      Additional paid-in capital                                                    22,415,602           21,713,645
      Accumulated deficit                                                          (22,885,441)         (21,797,124)
-------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                               (321,414)              58,241
-------------------------------------------------------------------------------------------------------------------

                       Total liabilities and stockholders' equity                 $  2,550,726            3,366,736
===================================================================================================================

See accompanying notes to financial statements.

                                  VISEON, INC.

                            Statements of Operations

                                                           Three Months Ended  Three Months Ended
                                                              September 30,       September 30,
                                                                   2002               2001
                                                               (Unaudited)         (Unaudited)
-----------------------------------------------------------------------------------------------
Net sales                                                     $    632,526         $  1,616,619
Cost of goods sold                                                 569,429            1,009,577
-----------------------------------------------------------------------------------------------
         Gross profit                                               63,097              607,042

Research and development                                            25,189              108,906
Selling, general and administrative                              1,037,035              672,401
-----------------------------------------------------------------------------------------------
         Operating  loss                                          (999,127)            (174,265)

Other income (expense):
   Interest income (expense), net                                  (86,020)             (52,379)
   Other income (expense), net                                      (3,170)             102,386
-----------------------------------------------------------------------------------------------
         Other income (expense), net                               (89,190)              50,007
-----------------------------------------------------------------------------------------------

         Net loss                                             $ (1,088,317)        $   (124,258)
===============================================================================================

         Net loss per common share - basic                    $      (0.08)        $      (0.01)
         Net loss per common share - diluted                  $      (0.08)        $      (0.01)
===============================================================================================

         Weighted average shares outstanding - basic            14,313,903           11,668,981
         Weighted average shares outstanding - diluted          14,313,903           11,668,981
===============================================================================================

See accompanying notes to financial statements.

                                  VISEON, INC.

                            Statements of Cash Flows

                                                                        Three Months Ended    Three Months Ended
                                                                         September 30,           September 30,
                                                                             2002                    2001
                                                                          (Unaudited)             (Unaudited)
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                            $(1,088,317)        $  (124,258)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                        97,184              92,701
        Amortization of original issue discount                              88,281                 .00
        Compensation related to stock options                                59,020              51,126
        Warrants issued for services                                        261,941              21,116
        Changes in operating assets and liabilities:
           Accounts receivable, net                                         739,727            (709,575)
           Inventories                                                      (11,522)         (1,733,604)
           Prepaid expenses                                                    (571)            (17,734)
           Checks issued in excess of cash in bank                          (51,919)
           Accounts payable                                                  (3,129)          2,207,716
           Accrued expenses                                                 (20,228)            147,564
           Deferred revenue                                                   9,450             213,250
-------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating activities             79,917             148,302
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Proceeds from sale of furniture and equipment                                                 5,423
-------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities                 --               5,423
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net borrowing on revolving credit facility                             (454,793)            (58,906)
    Payments on capital lease obligations                                    (4,017)            (14,124)
    Proceeds from issuance of common stock                                  350,000                 .00
    Proceeds from exercise of commonstock options                            37,701                 .00
-------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                      (71,109)            (73,030)
-------------------------------------------------------------------------------------------------------
             Net change in cash and cash equivalents                          8,808              80,695


Cash and cash equivalents at beginning of period                                            $    81,115
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                              $     8,808         $   161,810
=======================================================================================================

SUPPLEMENT CASH FLOW INFORMATION:
CASH PAID FOR INTEREST, NET ORIGINAL ISSUE DISCOUNT                          11,020              15,135

See accompanying notes to financial statements.

                                  VISEON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001


1.       DESCRIPTION OF THE BUSINESS:

Viseon, Inc. (the Company) founded in 1993, changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. The Company designs, manufactures and resells business level videoconferencing systems, services and accessories for domestic and international markets. These systems are available in a variety of configurations and price points through both direct and indirect sales channels. During fiscal year 2002, the Company changed significantly, from being a sole provider of its own videoconferencing systems, to a company, which also distributes products and services provided by others. In the first quarter of fiscal year 2003, the Company has again undergone a change from selling only corporate videoconferencing systems and services to preparing to launch a new product that is designed for the consumer video communications market. This product is designed to allow video communications over residential and corporate broadband Internet connections that are provided by cable and telephone companies.


2.       BASIS OF PRESENTATION:

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's June 30, 2002 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of RSI Systems Ltd. a subsidiary in the United Kingdom, which is wholly owned by Viseon, Inc.

The consolidated financial statements reflect all adjustments, of a normally recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year as a whole.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Capitalized Software Costs. Software costs have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and product quality assurance is capitalized, when material. At September 30, 2002 and June 30, 2002, the Company had $565,290 and $625,612 respectively of unamortized computer software costs, including software acquired.

Liquidity. The Company has incurred losses from operations and negative cash flows for the three months ended September 30, 2002 and 2001. Together with a working capital deficit at September 30, 2002, these conditions raise concerns about the Company's ability to generate positive cash flows and fund operations.

Management plans to increase sales and improve operating results through 1) increased marketing and a broader distribution of products from a relationship with a third party direct sales and marketing organization in the United States, and through a select group of stronger resellers and distributors, 2) continued measures to minimize overhead and 3) initiatives to protect its intellectual property rights. Management believes that funds generated from operations and funds from a credit facility will be sufficient to cover cash needs in the foreseeable future. There is no guarantee these funds will be available with terms favorable to the Company. In the event sales do not materialize at the expected rates, or the Company does not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses.

Intangible Assets. The Company amortizes patents over their estimated useful lives of ten years using the straight-line method. Covenants not to compete are being amortized using the straight-line method over the term of the covenants. Accumulated amortization of intangible assets was $55,655 and $ 45,726 at September 30, 2002 and June 30, 2002 respectively.

Revenue Recognition. The Company records sales revenue at the time products is shipped. The Company ensures the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC).

The SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101, as amended, sets forth the SEC staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller's price to the buyer is fixed or determinable and collect ability is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore, believes that the issuance of this bulletin does not have a material impact on these consolidated financial statements. The Company adopted SAB No. 101 during the year ended June 30, 2001 and the effect of adopting was not material to the consolidated financial statements.

Accounts Receivable reserves. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers declined, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory valuation. The Company writes down excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about product life cycles, demand for the Company's products, market conditions and other pertinent factors. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods.

Net loss per share. Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options and stock warrants) had been issued. All options and warrants outstanding during the three months ended September 30, 2002 and 2001 were anti-dilutive.


4.       REVOLVING CREDIT FACILITY:

In December 2001, the Company signed a commercial loan agreement with a bank for a $3,000,000 line of credit facility that matures in December 2002. In connection with the credit facility, the Company issued 200,000 warrants to purchase common stock at $1.58 per share. The facility is secured by all corporate assets and provides working capital based on a borrowing base comprised of accounts receivable and inventories. Interest on outstanding borrowings accrues at a 12% rate as of September 30, 2002. Outstanding borrowings were $827,827 and $1,269,339 at September 30, 2002 and June 30, 2002 net of an original issuance discount of $13,277 and $26,558. The Fair Market Value of the warrant is being amortized over the life of the credit facility using the straight-line method.

Subordinated notes payable. In June 2002, the Company borrowed $300,000 and issued five-year warrants to the various lenders to purchase 545,454 common shares at $0.55 per share through June 2003. The notes are subordinated to the bank, due on demand, mature June 2003 with monthly interest only payments at 10%, and are secured by substantially all assets of the Company. The subordinated notes payable are also convertible into common stock of the Company at a conversion rate of $0.55 per share through June 2003. The proceeds of $300,000 were allocated between the notes and the warrants, which were valued using the Black-Scoles pricing model. The resulting original issue discount of $300,000 (the fair value of the warrants and the beneficial conversion of the notes payable into common stock as defined in Emerging Issues Task Force (EIFT) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments") is being amortized over the life of the notes using the straight-line method, which approximates the interest method. Amortization of the original issue discount was $75,000 for the three months ended September 30, 2002. The notes may be converted based on the terms of the agreement. Outstanding borrowings were $300,000 at September 30, 2002 and June 30, 2002.

5.       RELATED PARTY TRANSACTIONS:

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

         The Company is obligated to pay commissions based on the terms outlined on the agreement. Commission expense paid to RSIM for the three months ending September 30, 2002 and 2001 were $67,306 and $111,754.


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

         The agreement may be terminated by either party upon failure of the other party to comply with any material term of the agreement after a 30-day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement. The Company may also terminate the agreement upon 30 days written notice. In such case, the Company may be obligated to pay for certain material and work in progress for products ordered. As of September 30, 2002, the Company's loss contingency for material and work in progress for products ordered amounted up to approximately $949,290.

         This amount represents the approximate cost to the manufacturer of goods purchased on behalf of the Company in support of the manufacturing of the Company's MediaPro product line that have not been incorporated into finished MediaPro products shipped and billed to the Company. This product line has not been the primary focus of the Company's sales and marketing activities during fiscal year 2002 since the Company's efforts have been directed toward sales of well-known brand name products owned and manufactured by other companies in the marketplace. In addition, the MediaPro product line does not contain certain features (primarily the ability to operate over IP networks) demanded by many customers in North America, where the Company has concentrated its sales efforts. These factors, when viewed in conjunction with the level of inventory purchased on behalf of the Company by the Manufacturer, create a contingency that could result in the Manufacturer claiming the Company is obligated to pay for the inventory it has procured to build MediaPro products.

              The Company believes most of the future sales of the MediaPro product line will likely be made to international customers, who in the past have purchased the MediaPro product despite its inability to operate over IP networks. In the first quarter of fiscal year 2003, the Company did not sell any MediaPro products. In the event the Company cannot sell sufficient levels of MediaPro to utilize the inventory procured by the manufacturer within a reasonable amount of time, the Company and the manufacturer could enter into negotiations regarding ultimate responsibility for the goods. In such a case, and in the event an agreement is reached that obligated the Company to pay for all or a portion of the inventory, the Company could experience additional losses if such inventory costs were not subsequently recoverable through MediaPro product sales in the marketplace or other means. As of September 30, 2002 the Company has not reserved for this contingency in its financial statements, as it currently believes that financial loss related to the matter is not probable.

b)       Investor and Recruitment Agreement

         a. In February 2001, in connection with an agreement for seeking potential investors and recruiting and hiring senior management, the Company issued warrants to purchase 500,000 shares of its common stock at a price of $.45 per share. 50,000 warrants were issued and vested immediately and were valued at $10,315 using the Black-Scholes pricing model. In addition, 450,000 warrants vest at a rate of 37,500 quarterly and may vest earlier based on the achievement of earnings criteria as defined in the agreement. In connection with the agreement, 37,500 warrants vested and were valued at $7,736 using the Black-Scholes pricing model during the first quarter of fiscal year 2003. Through September 30, 2002, 225,000 warrants have vested under this agreement and were valued at $46,416 using The Black-Scholes pricing method. The warrants expire in February 2006.

7.       Stockholders Equity (Deficit)
         During August 2002, the Company sold 333,333 shares of Company's common stock at $0.60 per share for proceeds of $200,000.

         During August and September 2002, the Company sold 249,999 shares of the Company's common stock at $0.60 per share for proceeds of $150,000. In connection with the sale of these shares of common stock, the Company issued 249,999 warrants to purchase common stock of the Company at $0.60 per share, which vest immediately with a term of five years.

         Subsequent Event
         In September 2002, the Company also issued 350,000 warrants to purchase common stock of the Company at $0.60 per share for consulting services valued at $254,205 using the Black-Scholes pricing model.

8. In October 2002, the Company signed an agreement with Digital Investors, LLC to provide a line of credit to the Company if the Company is unable to obtain a line of credit with a bank by December 2002 under terms and conditions similar to those contained in the terms sheet received from it's existing bank.

          CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD
            CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER FROM THOSE
                    PROJECTED IN FORWARD LOOKING STATEMENTS


In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. The forward-looking statements subject to certain risks and uncertainties, which could cause actual results to differ materially from those, indicate forward-looking statements. Examples of forward looking statements include, but are not limited to (I) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Founded in 1993, Viseon, Inc. (the Company) changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. The Company designs, manufactures and resells videoconferencing systems, services and accessories for domestic and international markets. These systems are available in a variety of configurations and price points through both direct and indirect sales channels. Recently, the Company has undergone significant change, from being a sole provider of its own videoconferencing systems, to a company which also distributes products and services provided by others. This fiscal quarter the Company has begun transforming its business from a corporate videoconferencing company to a company that sells visual communications devices to consumers and business customers. The Company extends unsecured credit to customers in the normal course of business.


RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

Net Sales. Net sales for the first quarter of fiscal year 2003 were $632,526 down 61% from $1,616,619, in the first quarter of fiscal year 2002. The decrease in sales in the first quarter of fiscal year 2003 was primarily a result of lower sales volume associated with the Company's new focus on consumer broadband videophone sales in North America and the closing of our sales office in the United Kingdom.

The Company has exclusive sales and marketing arrangement with RSI Marketing, LLC (RSIM) whereby RSIM sells and markets the Company's products, as well as those manufactured by others, exclusively in North America. The primary goal for RSIM is to sell the Company's products directly to the video conferencing end user. The current agreement is set to expire December 31, 2002. The Company has begun discussions with RSIM with respect to negotiating a new agreement for future marketing of the company's products.

Gross Profit. Gross profit was $63,097 in the first quarter of fiscal year 2003 compared to a gross profit of $607,042 during the first quarter of fiscal year 2002. Cost of goods sold as a percentage of net sales in the first quarter of fiscal year 2003 were 90% compared to 62% in the first quarter of fiscal year 2002. The higher cost of goods sold as a percent of net sales during the first quarter of fiscal year 2003 was due to continued competition in the corporate videoconference market and accruals of additional potential returns due to the company's change in business direction. During the first quarter of fiscal year 2003, the Company began focusing the majority of its efforts on its new Personal Broadband Videophone product. The Company anticipates additional declines in revenue while finishing the development of this new product.

Research and Development Expenses. Research and development expenses were $25,189 for the first quarter of fiscal year 2003, or 4% of net sales, compared to research and development expenses of $108,906 or 7% of net sales for the first quarter of fiscal year 2002. Actual expenses decreased approximately $83,717 as a result of a decrease in personnel in conjunction with the company's utilization of independent third-parries to broaden its current product offerings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,037,035 or 164% of net sales for the first quarter of fiscal year 2003 compared to $672,401 or 42% of net sales for the first quarter of fiscal year 2002. The percentage increase was a result of decreased sales during the first quarter of fiscal year 2003 and a higher than normal non-cash expenses for variable stock option accounting rules, warrant expenses and the closing of our United Kingdom sales office. Selling, general and administrative expenses during the first quarter of fiscal year 2003 included approximately $19,006 non-cash expense related to the closing of the United Kingdom sales office, $59,020 non-cash expenses related to variable stock option accounting rule, $264,941 in warrant expense related to services rendered by a consultant, and $88,821 of original issue discounts for loans received. This totaled $431,788 in non-cash expense for the first quarter of fiscal 2003.

Other Income (Expense). Other income (expense) was $(89,190) in the first quarter of fiscal year 2003, compared to $50,007 in the first quarter of fiscal year 2002. The increase in expenses was primarily due to higher costs related to additional subordinated debt and the absence of any patent licensing revenue for the first quarter of 2003.

As a result of the foregoing, net loss for the first quarter of fiscal year 2003 was $(1,088,317), or ($.08) per common share compared to a net loss of $(124,258) or $(.01) per common share in the first quarter of fiscal year 2002.


LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash provided by operating activities was $79,917 in the first quarter of fiscal year 2003, compared to $148,302 in the first quarter of fiscal year 2002.

Accounts receivable declined $739,727 during first quarter of fiscal year 2003 as a result of decreased sales during the quarter compared to the fourth quarter of fiscal year 2002. The principal reason for decline in revenues is due to the Company beginning preparations for its new personal videophone product.

Inventory also increased during the first quarter of fiscal year 2003 as a result of the Company's strategy to exit the corporate videoconference business. Although the Company continues to actively sell these products, a significant level of this inventory was sold at below cost in order to reduce its requirement for office and warehouse space.

The Company issued 583,332 shares of common stock and warrants to purchase 599,999 at $.60 per share for net proceeds of $350,000 in the first quarter of 2003.

The Company's line of credit will expire on December 5, 2002. The Company has begun discussions with its existing bank to renew its existing line of credit. To date, no agreement has been reached and there can be no assurances that the Company will be able to renew its line of credit by its current expiration date.

To ensure the Company has access to a line of credit sufficient to meet its needs, the Company has an agreement with Digital Investors, LLC, under which Digital has agreed to provide a line of credit to the Company under terms and conditions similar to those contained in the terms sheet received from its existing bank. Under this agreement, Digital's agreement to provide a line of credit is contingent upon the Company not signing a line of credit agreement with a bank by December 5, 2002. The Company believes it will obtain a line of credit sufficient for future operations from its existing bank, or alternatively, Digital, as described above. However, there can be no assurance that the Company will be able to meet the covenants and restrictions included in such a new line of credit arrangement on an ongoing basis in the future.

Management believes that funds generated from operations, the $350,000 equity investment recently received by certain investors, additional equity investments and funds from a new line of credit yet to be secured from either a new bank or Digital Investors LLC will be sufficient to fund operations for the next three months. In the event that cash from operations, cash from subordinated debt financing and a new line of credit are not sufficient, management would seek additional equity capital or debt financing. There can be no assurance that such financing will be available to the Company on reasonable terms or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to net revenues, allowance for doubtful accounts, sales return and allowances, inventory reserves, goodwill and purchased intangible asset valuations, warranty reserves, restructuring cost, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.


REVENUE RECOGNITION
We believe the following critical accounting policies required us to make significant judgments and estimates in the preparation of our consolidated financial statements:

We do not recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to buyer is fixed or determinable; and collectibility is reasonably assured.

When product sales revenue is recognized, we establish and estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenue would result. Revenue from the licensing of patents is recognized at the time of a patent agreement is executed and the goods, services and/or cash are received. Revenue from post-contact customer support and any other future deliverables is deferred and recognized over the support period or as contact elements are delivered. Our product typically carries a ninety-day to five-year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery cost that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins.


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


INVENTORY VALUATION
Our policy is to value inventories at the lower of cost market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess and obsolete inventories. We determine excess and obsolete based on an estimate of the future sales demand for our product within a specified time horizon, generally 24 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing is consistent with our revenue forecast.

If our sales forecast is less than the inventory we have on hand at the end of an accounting period, we may be required to take excess and obsolete inventory charges, which will decrease gross margin and net operating results for that period.

Item 3.   CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this quarterly report, the Company's Chief Executive Officer and its Chief Financial officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and its Chief Financial Officer determined that such controls and procedures were effective. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

                                     PART II
                                OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

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

                  During August and September 2002. The Company sold 249,999 shares of Company's common stock at $0.60 per share for gross proceeds of $150,000. In connection with the sale of these shares of common stock, the Company issued 249,999 warrants to purchase common stock of the Company at $0.60 per share, which vest immediately with a term of five years.

                  In September 2002, the Company also issued 350,000 warrants to purchase common stock of the Company at $0.60 per share for consulting services at $242,100 using the Black-Scholes pricing model.

                  In October 2002, the Company signed an agreement with Digital Invertors, LLC to provide a line of credit to the Company if the Company is unable to obtain a line of credit with a bank by December 2002.


Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


Item 5.           OTHER INFORMATION

                  None


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Reports on Form 8-K

                           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VISEON, Inc.

Dated:   November 18, 2002              By: /s/ John C Harris
                                            -----------------
                                                John C. Harris
                                        It's President & Chief Executive Officer


                                        By: /s/ John C Harris
                                            -----------------
                                            John C. Harris
                                        It's Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                         SARBANES-OXLEY ACT SECTION 302

I, John Harris, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Viseon, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002                    /s/ John Harris
                                           ---------------
                                           John Harris
                                           Chief Executive Officer

                                                        23
                                     CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                                    PURSUANT TO
                                          SARBANES-OXLEY ACT SECTION 302

I, John Harris, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Viseon, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002                    /s/ John Harris
                                           ---------------
                                           John Harris
                                           Chief Financial Officer

                                  VISEON, INC.
                                EXHIBIT INDEX TO
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2002


Item No.   Title of Document                       Method of Filing
--------   -------------------------------------   ----------------
99.1+      Chief Executive Officer Certification   Filed herewith electronically
99.2+      Chief Financial Officer Certification   Filed herewith electronically


----------------------------
+ Filed herewith.
* Denotes an exhibit that covers management contracts or compensatory plans or arrangements.


The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Secretary, Viseon, Inc. at the executive offices of the Company.