Form 10QSB
period 2002-12-31
VISEON INC
filed 2003-02-14
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



(Mark One)

XXX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 FOR THE
---
             QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

____         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.



                         Commission File Number 0-27106


                                  Viseon, Inc.

        (Exact name of small business issuer as specified in its charter)


             Nevada                                             41-1767211
             ------                                            ----------
       (State or other jurisdiction                            (IRS Employer
    Of incorporation or organization)                      Identification No.)

545 E. John Carpenter Freeway, Suite 1430, Irving, Texas         75062
-------------------------------------------------------          -----
         (Address of principal executive offices)             (Zip Code)

                                 (214)-424-5700
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

The Company had 15,394,292 shares of Common Stock, $ 0.01 par value per share, outstanding as of February 11, 2003.

Transitional Small Business Disclosure Format (Check one): Yes __ No X
                                                                     -

                                  Viseon, Inc.

                                      INDEX



                                                                        Page


PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Consolidated Balance Sheets - December 31, 2002
                    (unaudited) And June 30, 2002 ......................    3

                  Consolidated Statements of Operations (unaudited) -
                    Three and Six Months ended December 31, 2002 and 2001. .4

                  Consolidated Statements of Cash Flows (unaudited) -
                    Three and Six Months ended December 31, 2002 and 2001. .5

                  Notes to Consolidated Financial Statements................6

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..................13

         Item 3.  Control and Procedures. .................................17



PART II  OTHER INFORMATION................ ................................19

Signatures ................................................................22

Exhibit Index ...................................................................................................25


                           VISEON, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                       December 31, 2002 and June 30, 2002

                                                     December 31,
                                                        2002           June 30,
               Assets                                 (Unaudited)       2002

Current assets:
   Cash                                                   $ 2,663     $       -
   Accounts receivable, net of allowance for doubtful
      accounts of $233,000 and $144,000 respectively      264,193     1,314,131
   Inventories                                             79,951     1,087,661
   Prepaid expenses                                        35,138        39,984
                                                        ---------     ---------
                       Total current assets               381,945     2,241,776

Net property and equipment                                591,406       720,431

Intangible assets, net                                    144,798       204,529
                                                          -------       -------

                       Total assets                    $1,118,149    $3,366,736
                                                       ==========    ==========

     Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Checks issued in excess of cash in bank             $       -     $   51,919
   Revolving credit facility, net of original issue
        discount                                          616,876     1,269,339
   Subordinated notes payable, net of original issue
        discount                                          216,000             -
   Current portion of capital lease obligations                 -         4,017
   Accounts payable                                     1,504,586     1,479,767
   Accrued expenses                                       184,503       204,745
   Deferred revenue                                             -       298,708
                                                        ---------    -----------
                  Total current liabilities             2,517,965     3,308,495

Stockholders' equity (deficit):
   Preferred stock ($.01 par value per share.
        5,000,0000 shares authorized, no shares
        issued and outstanding)                                 -            -
   Common stock ($.01 par value per share,
        50,000,000 shares authorized, 14,849,898
        and 14,172,066 issued and outstanding)            144,499       141,720
   Additional paid-in capital                          22,277,115    21,713,645
   Accumulated deficit                                (23,825,430)  (21,797,124)
                                                      ------------  ------------
             Total stockholders' equity (deficit)      (1,399,816)       58,241
                                                      ------------  ------------

             Total liabilities and stockholders'
                equity (deficit)                       $1,118,149    $3,366,736
                                                      ===========    ==========



See accompanying notes to consolidated financial statements.


                           VISEON, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
              Three and Six Months Ended December 31, 2002 and 2001

                                                 Three Months      Three Months
                                                     Ended             Ended
                                                 December 31,      December 31,
                                                     2002             2001
                                                 (Unaudited)      (Unaudited)

Net sales                                   $       282,534         $ 2,643,472
Cost of goods sold                                  358,382           1,954,762
Reserve for inventories                             600,000                   -
                                                ------------     --------------
                     Gross profit                  (675,848)            668,710
Research and development                             20,017              64,604
Selling, general and administrative                 407,034           1,149,643
                                                ------------     --------------
                  Operating loss                 (1,102,899)          (525,537)
Other expense:
   Interest expense                                (152,882)           (42,828)
   Gain on sale of deferred revenue contracts       314,172                  -
   Other income (expense), net                        1,081                  -
                                                 -----------      -------------
   Other expense, net                               162,911            (42,428)
                                                 -----------      -------------
   Net loss                                  $     (939,988)    $     (567,965)
                                             ===============    ===============

    Net loss per common share - basic        $        (0.06)    $         (0.05)
    Net loss per common share - diluted      $        (0.06)    $         (0.05)
                                             ===============    ================
    Weighted average shares outstanding - basic  14,849,137          11,762,681
    Weighted average shares outstanding-diluted  14,849,137          11,762,681
                                             ==============        ============


                           VISEON, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
              Three and Six Months Ended December 31, 2002 and 2001

                                                 Six Months         Six Months
                                                   Ended               Ended
                                                 December 31,       December 31,
                                                    2002               2001
                                                (Unaudited)        (Unaudited)

Net sales                                   $       915,060         $ 4,360,071
Cost of goods sold                                  927,811           2,964,340
Reserve for inventories                             600,000                   -
                                               -------------        -----------
                     Gross profit                  (612,751)          1,395,731
Research and development                             45,206             173,511
Selling, general and administrative              1, 444,070           1,822,043
                                               -------------          ---------
                  Operating loss                 (2,102,027)           (599,823)
Other expense:
   Interest expense                                (238,902)            (92,400)
   Gain on sale of deferred revenue cont            314,172                   -
   Other income (expense), net                        2,089                   -
                                               -------------          ---------
     Other expense, net                              73,721             (92,400)
                                               -------------          ---------

     Net loss                               $    (2,028,306)     $     (692,223)
                                            ================      ==============
     Net loss per common share - basic      $         (0.14)     $        (0.06)
     Net loss per common share - diluted    $         (0.14)     $        (0.06)
                                            ================     ===============
     Weighted average shares outstanding
                - basic                          14,581,520          11,715,831
     Weighted average shares outstanding
                - diluted                        14,581,520          11,715,831
                                             ==============       =============
See accompanying notes to consolidated financial statements


                           VISEON, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2002 and 2001

                                                   Six Months        Six Months
                                                      Ended             Ended
                                                    December 31,    December 31,
                                                        2002             2001
                                                     (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss                                       $  (2,028,306)  $    (692,223)
   Adjustments to reconcile net loss to net cash
          Provided by (used in) operating activities:
                Depreciation                            194,039         159,352
                Amortization of original issue discount 176,558               -
                Compensation related to stock options   (89,940)        157,541
                Compensation related to issuance of stock     -          86,400
                Warrants issued for services            269,677          31,339
                Gain on sale of deferred revenue
                        contracts                      (314,712)              -
                Reserve for inventories                 600,000               -
          Changes in operating assets and liabilities:
                Accounts receivable, net              1,049,938      (1,529,226)
               Inventories                              407,710      (1,224,496)
                Prepaid expenses                          4,846         (48,323)
                Cash issued in excess of cash in bank   (51,919)              -
                Accounts payable                         24,819       1,182,389
                Accrued expenses                        (20,242)        344,744
                Deferred revenue                         16,003         (70,615)
                                                   ------------     ------------
   Net cash provided (used in) operating activities     234,471      (1,601,118)
                                                   ------------    -------------               -

Cash flows from investing activities:
     Purchases of software, property and equipment       (5,283)              -
     Proceeds from sale of furniture and equipment            -          35,473
     Proceeds from sale of deferred revenue contracts         1               -
                                                   -------------     ----------
 Net cash provided by (used in) investing activities     (5,282)         35,473

Cash flows from financing activities:
     Net borrowing (repayments) on revolving credit
                facility                               (682,021)        820,204
     Payments of capital lease obligations               (4,017)        (29,819)
      Proceeds from subordinated notes payable           66,000               -
      Proceeds from issuance of common stock            350,000          15,286
      Proceeds from note payable - stockholder                -         800,000
      Proceeds from exercise of common stock options     40,512               -
                                                  -------------      -----------
 Net cash provided by (used in) financing activities   (230,526)      1,606,211
                                                  -------------      -----------
            Net change in cash                            2,663          40,566
                                                  --------------     -----------
Cash at beginning of period                       $           -    $     81,115
                                                  --------------    ------------
Cash at end of period                             $       2,663    $    121,681
                                                  ==============   =============
Supplemental cash flow information:
   Cash paid for interest, net of original
                issue discount                    $      88,902    $     99,318
                                                  =============    =============
Non-financing activities:
   Warrants issued in connection with
                revolving credit facility         $           -    $     53,120
                                                  =============    =============
              See accompanying notes to consolidated financial statements



                                  VISEON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

1. DESCRIPTION OF THE BUSINESS:

Viseon, Inc., a Nevada corporation, (the Company) was founded in 1993, and changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. Historically, the Company has been a developer of its own video conferencing systems primarily sold to corporate end users. Beginning with the third quarter of the Company's fiscal 2002, the Company's profit margins were eroded by intense competition. The Company recognized the need to modify its business model to achieve higher margins and benefit from its portfolio of U.S.patents, the third of which was issued in May of 2002. In January 2003, the Company decided to exit its corporate video conferencing systems business. This has been partially accomplished by the sale of its services contract portfolio. The Company will begin the process of liquidating the assets associated with the corporate video conferencing business. The only substantial revenues the Company will be receiving result from the liquidation of these assets, and most of the proceeds from this liquidation will be paid to the Company's primary lender. During the multi-year development efforts for its videoconferencing systems business, the Company developed certain intellectual property, some of which is protected by patents.

In the future, the Company intends to focus on licensing its intellectual property to third parties and developing proprietary consumer broadband videophone products and services, some of which will be based on its existing intellectual property. The Company plans on undertaking the development of these products and services jointly with a suitable, established developer and manufacturer. The Company is currently in the process of identifying and selecting the developer and manufacturer and has also become the exclusive distributor in the U.S. of a broadband videophone manufactured by an Asian partner. The Company also plans on continuing to form new relationships with other companies to distribute their products alongside its own products.

The Company's new marketing strategy is to focus on residential consumers who have historically not purchased video communications in the past. All of these developments have affected and will continue to affect its financial model in terms of margins, cash flow requirements, and other areas. The Company has a limited history with respect to the direction its business is now taking. There can be no assurance that the Company will be able to succeed in implementing its strategy, or that the Company will be able to achieve positive cash flow or profitable operations as a result of these changes in its business.


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

The consolidated financial statements include the accounts of RSI Systems, Ltd. a subsidiary in the United Kingdom, which is wholly owned by Viseon, Inc.

The consolidated financial statements reflect all adjustments, of a normally recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year as a whole.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Capitalized Software Costs. Software costs have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and product quality assurance is capitalized, when material. At December 31, 2002 and June 30, 2002, the Company had $504,810 and $625,612 respectively of unamortized computer software costs, including software acquired.

Liquidity. The Company has incurred losses from operations and negative cash flows for the three and six months ended December 31, 2002 and 2001. Together with a working capital deficit at December 31, 2002, these conditions raise concerns about the Company's ability to generate positive cash flows and fund operations for the next twelve months.

         The Company is currently attempting to raise $2.5 million through a private placement of its common stock to qualified investors. Of this amount, $1.5 million will be used for product research and development, and $1,000,000 will be used for working capital. There can be no assurance that the Company will be successful in raising the $2.5 million. If required financing is not available on acceptable terms, the Company will be prevented from completing the necessary development, commencing commercial operations and pursing its business plan. Completion and testing of the Company's products and services is expected to be completed within six to nine months after the $2.5 million is raised. Once the Company has completed development, hired and trained employees, test marketing will commence. The Company does not expect any difficulty or lengthy delay in the hiring and training of employees and completing its design once funds have been raised.

           There are no expected purchases or sales of any plant or significant equipment, other than the Company's proposed Appian service platform components that are expected to cost approximately $200,000. The Company anticipates increasing its number of employees from 3 to 10 and plans to augment these internal resources by outsourcing as many functions to third parties as possible.


Intangible Assets. The Company amortizes patents over their estimated useful lives of ten years using the straight-line method. Covenants not to compete are being amortized using the straight-line method over the term of the covenants. Accumulated amortization of intangible assets was $67,124 and $45,726 at December 31, 2002 and June 30, 2002 respectively.

Revenue Recognition. The Company records sales revenue at the time products are shipped or services are provided. The Company ensures the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission
(SEC).

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

Inventory valuation. The Company writes down excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about product life cycles, demand for the Company's products, market conditions and other pertinent factors. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods. The Company recorded a $600,000 writedown related to inventory for the three months ended December 31, 2002.
Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options and stock warrants) had been issued. All options and warrants outstanding during the three and six months ended December 31, 2002 and 2001 were anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's consolidated financial position and results of operations.

In February 2003, the FASB issued SFAS No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial position or results of operations.


4. REVOLVING CREDIT FACILITY:

In December 2001, the Company signed a commercial loan agreement with a bank for a $3,000,000 revolving credit facility that matured in December 2002. The facility is secured by all corporate assets and provided working capital based on a borrowing base comprised of accounts receivable and inventories. Interest on outstanding borrowings accrues at a 12% rate as of December 31, 2002. Outstanding borrowings were $612,876 and $1,269,339 at December 31, 2002 and June 30, 2002 net of an original issuance discount of $0 and $26,558.

This line of credit matured on December 5, 2002, and the outstanding balance owned under the line is now due and payable. The lender providing the line of credit has notified us as to the expiration of the line, although the lender has not demanded payment of the outstanding balance. The exercise of the lender's rights with respect to the line of credit could materially adversely affect our business. We are working with this lender with regard to the payment of the outstanding balance, and the proceeds from sales of the collateral securing this line of credit are being paid to reduce such balance. We will need to renew our existing line of credit or pursue potential alternative financing sources to provide working capital and financing for future operations. There can be no assurance that an alternative line of credit will be available to us on reasonable terms or at all. Because our existing line of credit is secured by virtually all of our assets, demand for repayment of the outstanding balance could lead to liquidation of our assets, and/or could cause us to cease operations or cause the company to seek bankruptcy protection. In addition, any alternative debt financing (if available and undertaken), like our existing financing, will almost certainly involve restrictions limiting our operating flexibility.

Pending the procurement of a definitive financing arrangement, we have been obtaining funds in comparatively small amounts on an "as needed" basis from various sources of debt financing pursuant to non-binding, informal arrangements that include a conversion option to common stock at $.30 per share. There can be no assurances that we will be able to continue to obtain funds from these sources. Moreover, although we previously reached an informal, interim-financing agreement with Digital Investors, LLC, further negotiations on this financing arrangement are currently being postponed pending developments on a more definitive financing arrangement with an institutional lender.

Subordinated notes payable. In June 2002, the Company borrowed $300,000 and issued five-year warrants to the various lenders to purchase 545,454 common shares at $0.55 per share through June 2003. The notes are subordinated to the Company's senior lender, are due on demand and, mature June 2003. Interest on the subordinated notes is due and payable monthly at an annual rate of 10%. The subordinated notes are secured by substantially all assets of the Company. The subordinated notes payable are convertible into common stock of the Company at a conversion rate of $0.55 per share through June 2003. The proceeds of $300,000 were allocated between the notes and the warrants, which were valued using the Black-Scoles pricing model. The resulting original issue discount of $300,000 (the fair value of the warrants and the beneficial conversion of the notes payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments") is being amortized over the life of the notes using the straight-line method, which approximates the interest method. Amortization of the original issue discount was $75,000 and $150,000 for the three and six months ended December 31, 2002. The notes may be converted based on the terms of the agreement. Outstanding borrowings were $300,000 at December 31, 2002 and June 30, 2002, plus accrued interest. The Company is currently in default on the subordinated notes and has made no interest payments. The Company is currently in discussions with the holders of the subordinated notes to extend and modify the payment terms.

5. RELATED PARTY TRANSACTIONS:
              RSI Marketing, LLC
              In February 2001, in connection with a marketing agreement with RSI Marketing, LLC (RSIM) to market its products and services, the Company issued the rights to purchase warrants for 1,000,000 shares of its common stock at an exercise price of $0.45. These warrants were valued at $206,300 using the Black-Scholes pricing model. Pursuant to the agreement, sales targets for the periods ending December 31, 2002 and December 31, 2001 were met and 1,000,000 of the warrants are non-cancelable. The warrants expire in February 2006.

              The Company is obligated to pay commissions based on the terms outlined on the agreement. Commission expense paid to RSIM for the three months ending December 31, 2002 and 2001 were $98,437 and $111,754 respectively. Commission expense paid to RSIM for the six months ending December 31, 2002 and 2001 were $97,188 and $256,495 respectively.



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

              The agreement may be terminated by either party upon failure of the other party to comply with any material terms of the agreement after a 30-day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement. The Company may also terminate the agreement upon 30 days written notice. In such case, the Company may be obligated to pay for certain material and work in progress for products ordered. As of December 31, 2002, the Company's loss contingency for material and work in progress for products ordered amounted up to approximately $1,200,000.

              This amount represents the approximate cost to the manufacturer of goods purchased on behalf of the Company in support of the manufacturing of the Company's MediaPro product line that have not been incorporated into finished MediaPro products shipped and billed to the Company. This product line has not been the primary focus of the Company's sales and marketing activities during fiscal year 2002 or 2003 since the Company's efforts have been directed toward sales of well-known brand name products owned and manufactured by other companies in the marketplace. In addition, the MediaPro product line does not contain certain features (primarily the ability to operate over IP networks) demanded by many customers in North America, where the Company has concentrated its sales efforts. These factors, when viewed in conjunction with the level of inventory purchased on behalf of the Company by the Manufacturer, create a contingency that could result in the Manufacturer claiming the Company is obligated to pay for the inventory it has procured to build MediaPro products.

              In the first and second quarter of fiscal year 2003, the Company did not sell any MediaPro products. In the event the Company cannot sell sufficient levels of MediaPro to utilize the inventory procured by the manufacturer within a reasonable amount of time, the Company and the manufacturer could enter into negotiations regarding ultimate responsibility for the goods. In such a case, and in the event an agreement is reached that obligated the Company to pay for all or a portion of the inventory, the Company could experience additional losses if such inventory costs were not subsequently recoverable through MediaPro product sales in the marketplace or other means. As of December 31, 2002 the Company has not reserved for this contingency in its consolidated financial statements, as it currently believes that financial loss related to the matter is not probable.


b)       Investor and Recruitment Agreement
a. In February 2001, in connection with an agreement for seeking potential investors and recruiting and hiring senior management, the Company issued warrants to purchase 500,000 shares of its common stock at a price of $.45 per share. 50,000 warrants were issued and vested immediately and were valued at $10,315 using the Black-Scholes pricing model. In addition, 450,000 warrants vest at a rate of 37,500 quarterly and may vest earlier based on the achievement of earnings criteria as defined in the agreement. In connection with the agreement, 37,500 warrants vested and were valued at $7,736 using the Black-Scholes pricing model during the second quarter of fiscal year 2003.
         As of December 31, 2002, 262,500 warrants vested and were valued at $54,152 using The Black-Scholes pricing method. The warrants expire in February 2006.


7.                Stockholders' Equity (Deficit)


         During August 2002, the Company sold 333,333 shares of Company's common stock at $0.60 per share for proceeds of $200,000.

         During August and September 2002, the Company sold 249,999 shares of the Company's common stock at $0.60 per share for proceeds of $150,000. In connection with the sale of these shares of common stock, the Company issued 249,999 warrants to purchase common stock of the Company at $0.60 per share, which vest immediately with a term of five years. As of December 31, 2002 94,500 common stock options had been exercised for $40,512.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Viseon, Inc., a Nevada corporation, (the Company) was founded in 1993, and changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. Historically, the Company has been a developer of its own video conferencing systems primarily sold to corporate end users. Beginning with the third quarter of the Company's fiscal 2002, the Company's profit margins were eroded by intense competition. The Company recognized the need to modify its business model to achieve higher margins and benefit from its portfolio of U.S.patents, the third of which was issued in May of 2002. In December 2002, the Company decided to exit its corporate video conferencing systems business. This has been partially accomplished by the sale of its services contract portfolio. The Company is now in the process of liquidating the assets associated with the corporate video conferencing business. The only substantial revenues the Company is now receiving result from the liquidation of these assets, and most of the proceeds from this liquidation are being paid to the Company's primary lender. During the multi-year development efforts for its videoconferencing systems business, the Company developed certain intellectual property, some of which is protected by patents.

In the future, the Company intends to focus on licensing its intellectual property to third parties and developing proprietary consumer broadband videophone products and services, some of which will be based on its existing intellectual property. The Company plans on undertaking the development of these products and services jointly with a suitable, established developer and manufacturer. The Company is currently in the process of identifying and selecting the developer and manufacturer and has also become the exclusive distributor in the U.S. of a broadband videophone manufactured by an Asian partner. The Company also plans on continuing to form new relationships with other companies to distribute their products alongside its own products.

The Company's new marketing strategy is to focus on residential consumers who have historically not purchased video communications in the past. All of these developments have affected and will continue to affect its financial model in terms of margins, cash flow requirements, and other areas. The Company has a limited history with respect to the direction its business is now taking. There can be no assurance that the Company will be able to succeed in implementing its strategy, or that the Company will be able to achieve positive cash flow or profitable operations as a result of these changes in its business.


RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001.

Net Sales. Net sales for the second quarter of fiscal year 2003 were $282,534 down 89% from $2,643,472, in the second quarter of fiscal year 2002. The decrease in sales in the second quarter of fiscal year 2003 was primarily a result of lower sales volume associated with exiting the corporate videoconferencing segment and focusing all of its efforts on consumer broadband videophone sales in North America.

The Company had an exclusive sales and marketing arrangement with RSI Marketing, LLC (RSIM) whereby RSIM sold and marketed the Company's products, as well as those manufactured by others, exclusively in North America. The primary goal for RSIM was to sell the company's products directly to corporate video conferencing end users. The current agreement expired December 31, 2002. The Company has begun discussions with RSIM with respect to negotiating a new agreement for future marketing of the company's new consumer broadband videophone products. .

Gross Profit (Loss). Gross loss was $(675,848) in the second quarter of fiscal year 2003 compared to a gross profit of $688,710 during the second quarter of fiscal year 2002. Cost of goods sold as a percentage of net sales in the second quarter of fiscal year 2003 were 127% compared to 74% in the second quarter of fiscal year 2002. The higher cost of goods sold as a percent of net sales during the second quarter of fiscal year 2003 was due to change in the corporate videoconference market and a significant amount of inventory was sold at below cost in order to reduce requirements for office and warehouse space due to the company's change in business direction. The Company recorded a $600,000 writedown related to inventory for the three months ended December 31, 2002.

During the second fiscal quarter of 2003, the Company continued to focus the majority of its efforts on its new Personal Broadband Videophone product. The Company anticipates additional declines in revenue while finishing the development of this new product and initial sales cycle times for the launching of the new product.

Research and Development Expenses. Research and development expenses were $20,017 for the second quarter of fiscal year 2003, or 7% of net sales, compared to research and development expenses of $64,604 or 2% of net sales for the second quarter of fiscal year 2002. Actual expenses decreased approximately $44,587 as a result of a decrease in personnel in conjunction with the Company's utilization of independent third parties to broaden its current product offerings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $407,034 or 144% of net sales for the second quarter of fiscal year 2003 compared to $1,149,643 or 43% of net sales for the second quarter of fiscal year 2002. The percentage increase was a result of decreased sales during the second quarter of fiscal year 2003. The $742,609 decrease in expenses was due to the reduction of overhead associated with exiting the corporate videoconferencing business.

Other Income (Expense). Other income (expense) was $162,911 in the second quarter of fiscal year 2003, compared to $(42,428) in the second quarter of fiscal year 2002. The increase in income was primarily due to a one-time adjustment of $314,712 reducing our deferred income related to the selling of our extended warranty obligation to a third-party.

As a result of the foregoing, net loss for the second quarter of fiscal year 2003 was $(939,988), or ($.06) per common share compared to a net loss of $(567,965) or $(.05) per common share in the second quarter of fiscal year 2002.

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31,
2001

Net Sales. Net sales for the six-month period ended December 31, 2002 were $915,060, down 79% from $4,360,071 for the six-month period ended December 31, 2001. The decrease in sales during the six-month period ended December 31, 2002 was a result of changes in the corporate videoconferencing business.

Gross Profit (Loss). Gross loss was $(612,751) for the six-month period ended December 31, 2002, compared to a gross profit of $1,395,731 during the six-month period ended December 31, 2001. Cost of goods sold as a percentage of net sales for the six-month period ended December 31, 2002 was (69%) compared to 68% during the six-month period ended December 31, 2001. The decrease in gross profit and the increase in cost of goods sold was a result of the change in the corporate videoconferencing business. A significant amount of inventory was sold at below cost in order to reduce requirements for office and warehouse space due to this change in business direction. The Company recorded a $600,000 writedown related to inventory for the six months ended December 31, 2002.

Research and Development Expenses. Research and development expenses were $45,206, or 5% of sales for the six-month period ended December 31, 2002, compared to research and development expenses of $173,511, or 4% of sales for the six-month period ended December 31, 2001. Actual expenses decreased approximately $128,305 during the six-month period ended December 31, 2002 as a result of lower head count associated with the Company's overall strategy to exit the corporate videoconferencing business.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $1,444,070 for the six-month period ended December 31, 2002 or 158% of sales, compared to $1,822,043 or 42% of sales for the six-month period ended December 31, 2001. The lower level of spending on selling, general and administrative expenses during the six-month period ended December 31, 2002 was primarily a result of decreased sales and administrative expenses associated with lower sales activity.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION


Net cash provided by (used in) operating activities in the six-month period was $238,471 in the second quarter of fiscal year 2003, compared to $ (1,601,118) in the second quarter of fiscal year 2002. The increase was primarily due to continued decreasing sales due to the changes in the videoconferencing business and corresponding reduction of operating expenses.


Accounts receivable declined $1,049,938 during second quarter of fiscal year 2003 as a result of decreased sales during the quarter compared to the second quarter of fiscal year 2002. The principal reason for decline in revenues is due to the changes in the corporate videoconferencing segment and continuing preparations for the launch of its new personal videophone product.

Inventory also decreased during the second quarter of fiscal year 2003 as a result of the Company's strategy to exit the corporate videoconference business. A significant amount of this inventory was sold at below cost in order to reduce requirements for office and warehouse space. The Company recorded a $600,000 writedown related to inventory for the three months ended December 31, 2002. The Company's existing line of credit expired on December 5, 2002, and the outstanding balance owed is now due and payable. The lender has notified us as to the expiration of the line of credit, although the lender has not demanded payment of the outstanding balance. The exercise of the lender's rights with respect to the line of credit could materially adversely affect our business. We are working with this lender with regard to the payment of the outstanding balance, and the proceeds from sales of the collateral securing this line of credit are being paid to reduce the remaining outstanding loan balance. We will need to renew our existing line of credit or pursue potential alternative banks to provide working capital financing for future operations. There can be no assurance that the alternative line of credit will be available to us on reasonable terms or at all. Because our existing line of credit is secured by virtually all of our assets, demand for repayment of the outstanding balance could lead to liquidation of our assets, and/or could cause us to cease operations or seek bankruptcy protection. In addition, any alternative debt financing (if available and undertaken), like our existing financing, will almost certainly involve restrictions limiting our operating flexibility.

Pending the procurement of a definitive financing arrangement, we have been obtaining funds in comparatively small amounts on an "as needed" basis from various sources of debt financing pursuant to non-binding, informal arrangements. There can be no assurances that we will be able to continue to obtain funds from these sources. Moreover, although we previously reached an informal, interim-financing agreement with Digital Investors, LLC, further negotiations on this financing arrangement are currently being postponed pending developments on a more definitive financing arrangement with respect to an institutional lender.

To attract and retain skilled consultants, the Board of Directors of the Company recently adopted a consultant compensation plan pursuant to which the Company may issue up to 5,000,000 shares of registered common stock pursuant to this plan. The President of the Company has general authority to negotiate agreements with consultants whereby shares are issued pursuant to this plan. As of February 14, 2003, 531,667 shares had been issued pursuant to this plan in payment of approximately $186,083 in services rendered, leaving 4,468,333 shares for future issuances. The purpose of the consultant compensation plan is to further the interest of the Company, its subsidiaries and its stockholders by attracting and retaining consultants to provide services to the Company who might not otherwise provide such services in view of the Company's limited available cash.

Management believes that funds generated from operations will not be sufficient to launch the company's new videophone products and is therefore actively seeking additional equity capital, debt financing or some type of joint arrangement with a company that could provide financing for the marketing launch. There can be no assurance that such financing will be available to the Company on reasonable terms or at all.

Because the credit facility is secured by virtually all of the assets of the Company, demand for such repayment could lead to liquidation of the Company's assets, and/or could cause the Company to cease operations or seek bankruptcy protection. The company has negotiated a tentative agreement with an investor to either purchase the company's obligation from the senior lender or to provide additional collateral to the existing lender. The company expects a response from the lender on these proposals imminently.

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

                                     PART II
                                OTHER INFORMATION

Item 1.                      LEGAL PROCEEDINGS

                             On August 14, 2002 the Company's subsidiary, RSI Systems Ltd, received notice that the Bournemouth County court rendered a judgment in the approximate amount of $85,903 for a claim brought about by a vendor in the United Kingdom for a past due invoice, interest and related legal fees. The Company is in the process of negotiating a settlement with the plaintiff.

                             The Company has initiated suits against other manufacturers of videoconferencing systems in order to protect its intellectual property rights. The following suits are all currently in progress:

                             (1) On May 14, 2001, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against Tandberg, Inc., Tandberg ASA, and NV Holdings, Inc. for reasonable royalties and lost profits associated with alleged infringement of the Company's U.S. patents 6,073,192 and 5,802,281. In conjunction with the issuance of our third patent, in January 2003, the Company withdrew its suit against Tandberg, Inc. and NV Holdings, Inc.

                             (2) On June 22, 2001, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against VTEL Corporation (now known as Forgent, Inc.) for reasonable royalties and lost profits associated with alleged infringement of the Company's U.S. patents 6,073,192 and 5,802,281. The United States District Court ruled in favor of VTEL on its motion for summary judgment and Forgent and the Company have entered pleadings regarding dismissal of this litigation. The United States District Court has yet to render a decision on these pleadings.


Item 2.                      CHANGES IN SECURITIES

                             NONE

Item 3.                      DEFAULTS UPON SENIOR SECURITIES
                             The credit facility provided by our lender, which is secured by virtually all of the assets of the Company, matured on December 5, 2002. As of February 11, 2003 the outstanding balance is approximately $571,000.
                             The Company has continued to work with its lender in facilitating the repayment of its obligations. At this time there is not an agreement with our lender to extend or to restructure their credit facility and the Lender could demand repayment at any time. The Company does not have the funds to repay this indebtedness. Because the credit facility is secured by virtually all of the assets of the Company, demand for such repayment could lead to liquidation of the Company's assets, and/or could cause the Company to cease operations or seek bankruptcy protection. The Company has negotiated a tentative agreement with an investor to either purchase the Company's obligation from the senior lender or to provide additional collateral to the existing lender. The company expects a response from the lender on these proposals imminently.


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


                                  VISEON, Inc.

Dated:   February 14, 2003       By:   /s/ John C Harris
                                       -----------------
                                       John C. Harris
                                       It's President & Chief Executive Officer


                                 By:  /s/ John C Harris
                                      John C. Harris
                                      It's Chief Financial Officer

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

Date:   February 14, 2003                   /s/ John Harris
                                                     John Harris
                             Chief Executive Officer

                                       25
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                         SARBANES-OXLEY ACT SECTION 302

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


Date:  February 14, 2003                    /s/ John Harris
                                            ---------------
                                                     John Harris
                             Chief Financial Officer

                                  VISEON, INC.
                                EXHIBIT INDEX TO
               FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 2002

Item No.          Title of Document                        Method of Filing
--------          -------------------------------         ----------------
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