Form 10QSB
period 2003-03-31
VISEON INC
filed 2003-05-15
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



(Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

The Company had 16,905,590 shares of Common Stock, $ 0.01 par value per share, outstanding as of May 11, 2003.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

                                  Viseon, Inc.

                                      INDEX


                                                                           Page
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                Consolidated Balance Sheets - March 31, 2003
                (unaudited) And June 30, 2002 (audited)...................... 3

                Consolidated Statements of Operations - Three and
                nine Months ended March 31, 2003 and 2002 (unaudited).........4

                Consolidated Statements of Cash Flows - Three and
                nine Months ended March 31, 2003 and 2002 (unaudited) ........5

                Notes to Consolidated Financial Statements....................6

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................13

    Item 3.     Control and Procedures.......................................17

PART II  OTHER INFORMATION............... ...................................19

    Item 1.     Legal Proceedings............................................19

    Item 2.     Changes in Securities........................................19

    Item 3.     Defaults upon senior securities..............................19

    Item 4.     Submission of Matters to a Vote of Security Holders..........20

    Item 5.     Other Information............................................21

    Item 6.     Exhibits and Reports on Form 8-K.............................21

Signatures and Certifications................................................22


Exhibit Index ...............................................................25

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                           VISEON, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                              March 31,              June 30,
                                                2003                  2002
                    Assets                    (Unaudited)            (audited)
                                              -----------            -----------
Current assets:
    Cash and cash equivalents                  $ 185,388                $ -
    Accounts receivable, net of allowance
      for doubtful accounts of $92,000
      and $144,000, respectively                 143,760            1,314,131
    Inventories, net                             154,107            1,087,661
    Prepaid expenses                              35,138               39,984
                                              -----------           ------------
            Total current assets                 518,393            2,441,776
                                              -----------           ------------

Net property and equipment                       529,054              720,431
                                              -----------           ------------

Intangible assets, net                           134,869              204,529
                                              -----------           ------------

            Total assets                     $ 1,182,316          $ 3,366,736
                                              ===========         ==============

                 Liabilities and Stockholders' Equity (Deficit)


Current liabilities:
    Checks issued in excess of cash
      in bank                                       $ -              $ 51,919
    Revolving credit facility, net of
      original issue discount                   484,032             1,269,339
    Subordinated notes payable, net
      of original issue discount                373,000                    -
    Current portion of capital lease
      obligations                                     -                 4,017
    Accounts payable                          1,452,609             1,479,767
    Accrued expenses                            164,432               204,745
    Deferred revenue                                  -               298,708
                                              ---------             ------------

            Total current liabilities         2,474,073             3,308,495

Stockholders' equity (deficit):
      Preferred stock ($.01 par value
        per share, 5,000,000 shares
        authorized, no shares issued
        and outstanding)                              -                     -
      Common stock ($.01 par value
        per share, 50,000,000 shares
        authorized, 16,905,590 and
        14,172,066 issued and
        outstanding)                            169,056               141,720
      Additional paid-in capital             22,818,413            21,713,645
      Accumulated deficit                   (24,279,226)          (21,797,124)
                                            ------------          -----------
   Total stockholders' equity (deficit)      (1,291,757)               58,241
                                            ------------          -----------

Total liabilities and stockholders'
    equity (deficit)                        $ 1,182,316           $ 3,366,736
                                            ===========           ===========

See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations


                                         Three Months Ended   Three Months Ended
                                               March 31,          March 31,
                                                  2003              2002
                                              (Unaudited)       (Unaudited)
                                         ------------------   ------------------

Net sales                                         $ 94,587        $ 1,758,774
Cost of goods sold                                  31,483          1,405,812
Decrease of reserve for inventories               (276,600)                 -
                                        -------------------   ------------------
         Gross profit                              339,704            352,962

Research and development                            15,033             47,339
Selling, general, and administrative               699,777            210,244
                                        -------------------   ------------------
         Operating income (loss)                  (375,106)            95,379

Other income (expense):
   Interest expense                                (80,397)           (31,656)
   Other income (expense), net                       1,706             10,642
                                        ------------------    ------------------
         Other income (expense), net               (78,691)           (21,014)
                                        ------------------    ------------------

         Net income (loss)                      $ (453,797)          $ 74,365
                                        ===================   ==================

Net income (loss) per common share - basic         $ (0.03)            $ 0.01
Net income (loss) per common share - diluted       $ (0.03)            $ 0.00


Weighted average shares outstanding - basic     15,319,182         13,690,320
Weighted average shares outstanding - diluted   15,319,182         16,057,644



                                         Nine Months Ended     Nine Months Ended
                                                March 31,          March 31,
                                                  2003              2002
                                              (Unaudited)       (Unaudited)
                                         -----------------     -----------------

Net sales                                    $ 1,009,647        $ 6,018,866
Cost of goods sold                               959,294          4,370,154
Reserve for inventories                          323,400                  -
                                         ----------------       ----------------
         Gross profit (loss)                    (273,047)         1,648,712

Research and development                          60,239            220,849
Selling, general, and administrative           2,143,846          2,032,287
                                        ----------------        ----------------
         Operating loss                       (2,477,132)          (604,424)

Other income (expense):
   Interest expense                             (319,299)          (126,699)
   Gain on sale of deferred revenue contracts    314,712                  -
   Other income (expense), net                      (383)           113,265
                                        -----------------       ----------------
         Other Income/Expense                     (4,970)           (13,434)
                                        -----------------       ----------------

         Net loss                           $ (2,482,102)        $ (617,858)
                                        =================       ================

Net loss per common share - basic                $ (0.17)           $ (0.05)
Net loss per common share - diluted              $ (0.17)           $ (0.05)


Weighted average shares outstanding - basic   14,823,818         12,364,386
Weighted average shares outstanding - diluted 14,823,818         12,364,386



See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


                                            Nine Months Ended  Nine Months Ended
                                                  March 31,       March 31,
                                                    2003             2002
                                                 (Unaudited)      (Unaudited)
                                            -----------------  -----------------

Cash flows from operating activities:
    Net loss                                     $ (2,482,102)      $ (617,858)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                 266,320          245,045
        Amortization of original issue discount       176,558           13,281
        Compensation related to stock options         (88,120)         (38,318)
        Compensation related to issuance of stock           -           86,400
        Warrants issued for services                  315,788           39,075
        Common stock issued for services              253,924                -
        Gain on sale of deferred revenue contracts   (314,712)               -
        Reserve for inventories                       323,400                -
        Changes in operating assets and liabilities:
          Accounts receivable, net                  1,170,371         (932,103)
          Inventories                                 610,154       (1,071,440)
          Prepaid expenses                              4,846          (98,250)
          Cash issued in excess of cash in bank       (51,919)               -
          Accounts payable                            (27,158)         740,350
          Accrued expenses                            (40,313)        (101,984)
          Deferred revenue                             16,003          217,604
                                                -------------        -----------
Net cash provided by (used in) operating
    activities                                        133,040       (1,518,198)
                                                -------------       ------------

Cash flows from investing activities:
    Proceeds from sale of deferred revenue
       contracts                                            1                -
    Purchases of software, property and
       equipment                                       (5,283)         (53,790)
    Payments for patent costs                               -          (26,858)
                                                -------------       ------------
Net cash used in investing activities                  (5,282)         (80,648)
                                                -------------       ------------

Cash flows from financing activities:
    Net borrowing (repayments) on revolving
       credit facility                               (811,865)         744,820
    Payments of capital lease obligations              (4,017)         (73,612)
    Payments of note payable - stockholder                  -         (800,000)
    Proceeds from subordinated notes payable          223,000                -
    Proceeds from issuance of common stock            610,000          855,725
    Proceeds from note payable-stockholder                  -          800,000
    Proceeds from exercise of common stock options     40,512                -
                                                -------------       ------------
Net cash provided by financing activities              57,630        1,526,933
                                                -------------       ------------

Net change in cash and cash equivalents               185,388          (71,913)


Cash and cash equivalents at beginning of period          $ -         $ 81,115
                                                -------------       ------------

Cash and cash equivalents at end of period          $ 185,388          $ 9,202
                                                =============       ============

Supplemental cash flow information:
    Cash paid for interest, net of original
        issue discount                               $ 88,902        $ 118,289
                                                =============       ============


See accompanying notes to consolidated financial statements.

                                  VISEON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002

1. DESCRIPTION OF THE BUSINESS:

Viseon, Inc., a Nevada corporation, (the Company) was founded in 1993, and changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. Historically, the Company had been a developer of its own video conferencing systems primarily sold to corporate end users. Beginning with the third quarter of the Company's fiscal 2002, the Company's profit margins were eroded by intense competition. The Company recognized the need to modify its business model to achieve higher margins and benefit from its portfolio of U.S. patents, the fourth of which was issued in February 2003. In January 2003, the Company decided to exit its corporate video conferencing systems business. This was accomplished by the sale of its services contract portfolio and the liquidating of the assets associated with the corporate video conferencing business.

 The Company intends to begin licensing its intellectual property to third parties and developing proprietary consumer broadband videophone products and services, some of which will be based on its existing intellectual property. The Company plans on undertaking the development of these products and services jointly with a suitable, established developer and manufacturer. The Company is currently in the process of identifying and selecting the developer and manufacturer and has also become a distributor in the U.S. of a broadband videophone manufactured by an Asian partner. The Company also plans on continuing to form new relationships with other companies to distribute their products alongside its own products.

The Company's marketing strategy is to focus on residential consumers who have historically not purchased video communications in the past. All of these developments have affected and will continue to affect its financial model in terms of margins, cash flow requirements, and other areas. The Company has a limited history with respect to the direction its business is now taking. There can be no assurance that the Company will be able to succeed in implementing its strategy, or that the Company will be able to achieve positive cash flow or profitable operations as a result of these changes in its business.


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

The consolidated financial statements include the accounts of RSI Systems, Ltd. a subsidiary in the United Kingdom, which is wholly owned by the Company.

The consolidated financial statements reflect all adjustments, of a normally recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods. Operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year as a whole.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Capitalized Software Costs. Software costs have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and product quality assurance is capitalized, when material. At March 31, 2003 and June 30, 2002, the Company had $350,027 and $625,612 respectively of unamortized computer software costs, including software acquired.

Liquidity. The Company has incurred losses from operations and negative cash flows for the three and nine months ended March 31, 2003 and 2002. Together with a working capital deficit at March 31, 2003, these conditions raise concerns about the Company's ability to generate positive cash flows and fund operations for the next twelve months.

         The Company is currently attempting to raise $2.5 million through a private placement of its common stock to qualified investors. Of this amount, $1.5 million will be used for product research and development, and $1,000,000 will be used for working capital. There can be no assurance that the Company will be successful in raising the $2.5 million. If required financing is not available on acceptable terms, the Company will be prevented from completing the necessary development, commencing commercial operations and pursuing its business plan. Completion and testing of the Company's products and services is expected to be completed within nine to twelve months after the $2.5 million is raised. Once the Company has completed development, hired and trained employees, test marketing will commence. The Company does not expect any difficulty or lengthy delay in the hiring and training of employees and completing its design once funds have been raised.

           There are no expected purchases or sales of any plant or significant equipment, other than the Company's proposed purchase of Appian service platform components that are expected to cost approximately $200,000.

Intangible Assets. The Company amortizes patents over their estimated useful lives of ten years using the straight-line method. Covenants not to compete are being amortized using the straight-line method over the term of the covenants. Accumulated amortization of intangible assets was $77,052 and $45,726 at March 31, 2003 and June 30, 2002, respectively.

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

Inventory valuation. The Company writes down excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about product life cycles, demand for the Company's products, market conditions and other pertinent factors. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods. The Company recorded a $323,400 reserve related to inventory for the nine months ended March 31, 2003.

Net income (loss) per common share. Basic net income (loss) per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options and stock warrants) had been issued. All options and warrants outstanding during the three and nine months ended March 31, 2003 and 2002 were anti-dilutive.

Stock-Based Compensation. In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accouting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

                            Three Months Ended            Nine Months Ended
                                 March 31,                      March 31,
                            2003           2002          2003             2002
                           -----------------------------------------------------
Net income (loss)
   As reported          $  (453,797)      74,365      (2,482,102)      (617,858)
   Pro forma               (507,030)      28,377      (2,581,471)      (789,098)

Basic net income (loss)
  per Common share:
   As reported                (0.03)        0.01           (0.17)         (0.05)
   Pro forma                  (0.03)        0.00           (0.17)         (0.06)

Diluted net income (loss)
  per Common share:
   As reported                (0.03)        0.00           (0.17)         (0.05)
   Pro forma                  (0.03)        0.00           (0.17)         (0.06)

Stock based compensation:
   As reported                1,820     (195,860)        (88,120)       (38,319)
   Pro forma                 53,233       45,988          99,369        171,240

In determining the compensation cost of options granted during the three andnine months ended March 31, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                    Three Months Ended        Nine Months Ended
                                         March 31,                 March 31,
                                    2003          2002         2003       2002
Risk-free interest rate             4.38%            5%        4.38%         5%
Expected life of options
   granted                       5 years      10 years      5 years   10 years
Expected volatility                68.89%        68.89%       68.89%     68.89%
Expected dividend yield                0%            0%           0%         0%


4. REVOLVING CREDIT FACILITY:

In December 2001, the Company signed a commercial loan agreement with a bank for a $3,000,000 revolving credit facility that matured in December 2002. The facility is secured by all corporate assets and provided working capital based on a borrowing base comprised of accounts receivable and inventories. Interest on outstanding borrowings accrues at a 12% rate as of March 31, 2003. Outstanding borrowings were $484,032 and $1,269,339 at March 31, 2003 and June 30, 2002 net of an original issuance discount of $0 and $26,558.

This line of credit matured on December 5, 2002, and the outstanding balance owed under the line is now due and payable. The lender providing the line of credit has notified the Company as to the expiration of the line, although the lender has not demanded payment of the outstanding balance. The exercise of the lender's rights with respect to the line of credit could materially adversely affect our business. We are working with this lender with regard to the payment of the outstanding balance, and the proceeds from sales of the collateral securing this line of credit are being paid to reduce such balance. We will need to renew our existing line of credit or pursue potential alternative financing sources to provide working capital and financing for future operations. There can be no assurance that an alternative line of credit will be available to the Company on reasonable terms or at all. Because our existing line of credit is secured by virtually all of our assets, demand for repayment of the outstanding balance could lead to liquidation of our assets, and/or could cause us to cease operations or cause the company to seek bankruptcy protection. In addition, any alternative debt financing (if available and undertaken), like our existing financing, will almost certainly involve restrictions limiting our operating flexibility.

Pending the procurement of a definitive financing arrangement, the Company has been obtaining funds in comparatively small amounts on an "as needed" basis from various sources of debt financing pursuant to non-binding, informal arrangements that include a conversion option to common stock at $.30 per share. There can be no assurances that the Company will be able to continue to obtain funds from these sources. Moreover, although we previously reached an informal, interim-financing agreement with Digital Investors, LLC, further negotiations on this financing arrangement are currently being postponed pending developments on a more definitive financing arrangement with an institutional lender.

Subordinated notes payable. In June 2002, the Company borrowed $300,000 and issued five-year warrants to the various lenders to purchase 545,454 common shares at $0.55 per share through June 2003. The notes are subordinated to the Company's senior lender, are due on demand and, mature June 2003. Interest on the subordinated notes is due and payable monthly at an annual rate of 10%. The subordinated notes are secured by substantially all assets of the Company. The subordinated notes payable are convertible into common stock of the Company at a conversion rate of $0.55 per share through June 2003. The proceeds of $300,000 were allocated between the notes and the warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount of $300,000 (the fair value of the warrants and the beneficial conversion of the notes payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments") is being amortized over the life of the notes using the straight-line method, which approximates the interest method. Amortization of the original issue discount was $75,000 and $225,000 for the three and nine months ended March 31, 2003. The notes may be converted based on the terms of the agreement. Outstanding borrowings were $300,000 at March 31, 2003 and June 30, 2002, plus accrued interest. The Company is currently in default on the subordinated notes and has made no interest payments. The Company is currently in discussions with the holders of the subordinated notes to extend and modify the payment terms.

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

              The agreement may be terminated by either party upon failure of the other party to comply with any material terms of the agreement after a 30-day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement. The Company may also terminate the agreement upon 30 days written notice. In such case, the Company may be obligated to pay for certain material and work in progress for products ordered. As of March 31, 2003, the Company's loss contingency for material and work in progress for products ordered amounted up to approximately $1,200,000.

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

              In the fiscal year 2003, the Company did not sell any MediaPro products. In the event the Company cannot sell sufficient levels of MediaPro to utilize the inventory procured by the manufacturer within a reasonable amount of time, the Company and the manufacturer could enter into negotiations regarding ultimate responsibility for the goods. In such a case, and in the event an agreement is reached that obligated the Company to pay for all or a portion of the inventory, the Company could experience additional losses if such inventory costs were not subsequently recoverable through MediaPro product sales in the marketplace or other means. As of March 31, 2003 the Company has not reserved for this contingency in its consolidated financial statements, as it currently believes that financial loss related to the matter is not probable.


b)  Investor and Recruitment Agreement
a. In February 2001, in connection with an agreement for seeking potential investors and recruiting and hiring senior management, the Company issued warrants to purchase 500,000 shares of its common stock at a price of $.45 per share. 50,000 warrants were issued and vested immediately and were valued at $10,315 using the Black-Scholes pricing model. In addition, 450,000 warrants vest at a rate of 37,500 quarterly and may vest earlier based on the achievement of earnings criteria as defined in the agreement. In connection with the agreement, 37,500 warrants vested and were valued at $7,736 using the Black-Scholes pricing model during the third quarter of fiscal year 2003. As of March 31, 2003, 300,000 warrants vested and were valued at $61,888 using The Black-Scholes pricing method. The warrants expire in February 2006.



7.  Stock Equity (Deficit)

         During August 2002, the Company sold 333,333 shares of Company's common stock at $0.60 per share for proceeds of $200,000.

         During August and September 2002, the Company sold 249,999 shares of the Company's common stock at $0.60 per share for proceeds of $150,000. In connection with the sale of these shares of common stock, the Company issued 249,999 warrants to purchase common stock of the Company at $0.60 per share, which vest immediately with a term of five years. As of March 31, 2003 94,500 common stock options had been exercised for $40,512.

         During March 2003, the Company sold 1,040,000 shares of the Company's common stock at $.25 per share for proceeds of $260,000. In connection with the sale of these shares of common stock, the Company issued 1,040,000 warrants to purchase common stock of the Company at $0.25 per share, which vest immediately with a term of five years..

         During January and March 2003, 1,015,692 shares had been issued pursuant to the 2003 Consultant Compensation Plan in payment of approximately $254,000 in services rendered.

8.       Subsequent Event

         On April 11, 2003 The Company was notified by the fourth Judicial District Court of Minnesota that a judgement was entered in favor of Simplex Time Recorder, Co for $69,626. These monies were due for the remaining lease term of the former location of the Corporate headquarters Minneapolis, MN.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Viseon, Inc., a Nevada corporation, (the Company) was founded in 1993, and changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. Historically, the Company had been a developer of its own video conferencing systems primarily sold to corporate end users. Beginning with the third quarter of the Company's fiscal 2002, the Company's profit margins were eroded by intense competition. The Company recognized the need to modify its business model to achieve higher margins and benefit from its portfolio of U.S. patents, the fourth of which was issued in February 2003. In January 2003, the Company decided to exit its corporate video conferencing systems business. This was accomplished by the sale of its services contract portfolio and the liquidating of the assets associated with the corporate video conferencing business.

The Company intends to begin licensing its intellectual property to third parties and developing proprietary consumer broadband videophone products and services, some of which will be based on its existing intellectual property. The Company plans on undertaking the development of these products and services jointly with a suitable, established developer and manufacturer. The Company is currently in the process of identifying and selecting the developer and manufacturer and has also become a distributor in the U.S. of a broadband videophone manufactured by an Asian partner. The Company also plans on continuing to form new relationships with other companies to distribute their products alongside its own products.

The Company's marketing strategy is to focus on residential consumers who have historically not purchased video communications in the past. All of these developments have affected and will continue to affect its financial model in terms of margins, cash flow requirements, and other areas. The Company has a limited history with respect to the direction its business is now taking. There can be no assurance that the Company will be able to succeed in implementing its strategy, or that the Company will be able to achieve positive cash flow or profitable operations as a result of these changes in its business.



RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

Net Sales. Net sales for the third quarter of fiscal year 2003 were $94,587 down 94.6% from $1,758,774, in the third quarter of fiscal year 2002. The decrease in sales in the third quarter of fiscal year 2003 was primarily a result of lower sales volume associated with exiting the corporate videoconferencing segment and focusing all of its efforts on consumer broadband videophone sales in North America.

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

Gross Profit. Gross profit was $339,704 in the third quarter of fiscal year 2003 compared to a gross profit of $352,962 during the third quarter of fiscal year 2002. Cost of goods sold as a percentage of net sales in the third quarter of fiscal year 2003 were 33% compared to 20% in the third quarter of fiscal year 2002. The gross profit reflects an adjustment to cost of goods sold of $(773,508) due to lowering the inventory reserves to actual valuation after the liquidation of remaining corporate video conferencing assets.

During the third fiscal quarter of 2003, the Company continued to focus the majority of its efforts on its new Personal Broadband Videophone product. The Company anticipates additional declines in revenue while finishing the development of this new product and initial sales cycle times for the launching of the new product.

Research and Development Expenses. Research and development expenses were $15,033 for the third quarter of fiscal year 2003, or 19% of net sales, compared to research and development expenses of $47,339 or 3% of net sales for the third quarter of fiscal year 2002. Actual expenses decreased approximately $32,306 as a result of a decrease in personnel in conjunction with the Company's utilization of independent third parties to broaden its current product offerings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $699,777 or 865% of net sales for the third quarter of fiscal year 2003 compared to $210,244 or 12% of net sales for the third quarter of fiscal year 2002. The $489,533 increase in expenses was due primarily to services rendered by consultants for both sales and management consulting. Non-cash sales and marketing expense was $300,000. The percentage increase was a result of decreased sales during the third quarter of fiscal year 2003.

Other Income (Expense). Other expense was $78,691 in the third quarter of fiscal year 2003, compared to $21,014 in the third quarter of fiscal year 2002. The increase in expense was primarily due to the increased interest being paid to the Company's lender due to the expiration of the Company's line of credit.

As a result of the foregoing, net loss for the third quarter of fiscal year 2003 was $(453,797), or ($.03) per common share compared to net income of $74,365 or $.01 per common share in the third quarter of fiscal year 2002.

Nine months Ended March 31, 2003 Compared to Nine months Ended March 31, 2002

Net Sales. Net sales for the nine-month period ended March 31, 2003 were $1,009,647, down 83.2% from $6,018,866 for the nine-month period ended March 31, 2002. The decrease in sales during the nine-month period ended March 31, 2003 was a result of changes in the corporate videoconferencing business.

Gross Profit (Loss). Gross loss was $(273,047) for the nine-month period ended March 31, 2003, compared to a gross profit of $1,648,712 during the nine-month period ended March 31, 2002. Cost of goods sold as a percentage of net sales for the nine-month period ended March 31, 2003 was 27% compared to 27% during the nine-month period ended March 31, 2002. The decrease in gross profit and increase in cost of goods sold was a result of the Company exiting the corporate videoconferencing business. Additionally, a significant amount of inventory was sold at below cost in order to reduce requirements for office and warehouse space due to this change in business direction. The gross profit reflects an adjustment to cost of goods sold of $(773,508) due to lowering the inventory reserves to actual valuation after the liquidation of remaining corporate videoconferencing assets.

Research and Development Expenses. Research and development expenses were $60,239, or 6% of sales for the nine-month period ended March 31, 2003, compared to research and development expenses of $220,849, or 4% of sales for the nine-month period ended March 31, 2002. Actual expenses decreased approximately $160,610 during the nine-month period ended March 31, 2003 as a result of lower head count associated with the Company's overall strategy to exit the corporate videoconferencing business.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $2,143,846 for the nine-month period ended March 31, 2003 or 215% of sales, compared to $2,032,287 or 34% of sales for the nine-month period ended March 31, 2002. The increase in selling, general and administrative expenses during the nine-month period ended March 31, 2003 was primarily a result of non-cash expenses related to stock compensation for sales and marketing related consulting.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash provided by operating activities in the nine-month period was $133,040 in the third quarter of fiscal year 2003, compared to net cash used of $1,518,198 in the third quarter of fiscal year 2002. The decrease was primarily due to a reduction in monthly expenditures, cash compensation and accounts receivable as a result of exiting the corporate video conferencing business. Accounts receivable decreased $1,170,371 during third quarter of fiscal year 2003 as a result of decreased sales during the quarter compared to the third quarter of fiscal year 2002. The principal reason for decrease in revenues is due to the exiting of the corporate video conferencing business and continuing preparations for the launch of its new personal videophone product.

Inventory also decreased during the third quarter of fiscal year 2003 as a result of the Company's strategy to exit the corporate videoconferencing business. A significant amount of this inventory was sold at below cost in order to reduce requirements for office and warehouse space. The Company recorded a $323,400 reserve related to inventory for the nine months ended March 31, 2003.

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

To attract and retain skilled consultants, the Board of Directors of the Company adopted a consultant compensation plan pursuant to which the Company may issue up to 5,000,000 shares of registered common stock pursuant to this plan. The President of the Company has general authority to negotiate agreements with consultants whereby shares are issued pursuant to this plan. As of March 31, 2003, 1,015,692 shares had been issued pursuant to this plan in payment of approximately $254,000 in services rendered, leaving 3,984,308 shares for future issuances. The purpose of the consultant compensation plan is to further the interest of the Company, its subsidiaries and its stockholders by attracting and retaining consultants to provide services to the Company who might not otherwise provide such services in view of the Company's limited available cash.

Management believes that funds generated from operations will not be sufficient to launch the company's new videophone products and is therefore actively seeking additional equity capital, debt financing or some type of joint arrangement with a company that could provide financing for the marketing launch during the next twelve months. There can be no assurance that such financing will be available to the Company on reasonable terms or at all.

Because the credit facility is secured by virtually all of the assets of the Company, demand for such repayment could lead to liquidation of the Company's assets, and/or could cause the Company to cease operations or seek bankruptcy protection. The Company has negotiated a tentative agreement with an investor to either purchase the company's obligation from the senior lender or to provide additional collateral to the existing lender. The Company has received a proposal from the lender and is currently preparing a response.

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

                                     PART II
                                OTHER INFORMATION

Item 1.                      LEGAL PROCEEDINGS



                             On April 11, 2003, The Company was notified by the fourth Judicial District Court of Minnesota that a judgment was entered in favor of Simplex Time Recorder, Co for $69,626. These monies were due for the remaining lease term of the former location of the Corporate headquarters in Minneapolis, MN. The judgment amount is reflected in our accounts payable.

                             We are routinely a party to ordinary litigation incidental to our business, as well as to other litigation of a nonmaterial nature, the outcome of which we do not expect, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

Item 2.                      CHANGES IN SECURITIES

                             During March 2003, the Company entered into agreements with two accredited investors whereby these investors would purchase from the Company an aggregate of 1,040,000 shares of common stock at a per-share purchase price of $.25 for an aggregate offering amount of $260,000. Each of these investors also received a warrant to purchase one share of common stock of the Company at a per-share exercise price of $.25 for each share of common stock purchased in this offering. The issuances of the common stock and the warrants are claimed to be exempt, and the issuance of the common stock underlying the warrants will be claimed to be exempt, pursuant to Sections 4(2) and 4(6) of, and Regulation D under, the Securities Act of 1933, as amended (the "Act").


Item 3.                      DEFAULTS UPON SENIOR SECURITIES
                             The credit facility provided by our lender, which is secured by virtually all of the assets of the Company, matured on December 5, 2002. As of March 31, 2003 the outstanding balance is $484,032 . The Company has continued to work with its lender in facilitating the repayment of its obligations. At this time there is not an agreement with our lender to extend or to restructure their credit facility and the Lender could demand repayment at any time. The Company does not have the funds to repay this indebtedness. Because the credit facility is secured by virtually all of the assets of the Company, demand for such repayment could lead to liquidation of the Company's assets, and/or could cause the Company to cease operations or seek bankruptcy protection. The Company has negotiated a tentative agreement with an investor to either purchase the Company's obligation from the senior lender or to provide additional collateral to the existing lender. The company has received a proposal from the lender and is currently preparing a response.


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


                                  VISEON, Inc.

Dated:   May 15, 2003             By:   /s/ John C Harris
                                        -----------------
                                        John C. Harris
                                        It's President & Chief Executive Officer


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

Date:   May 15, 2003                        /s/ John Harris
                                            John Harris
                                            Chief Executive Officer

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


Date:  May 15, 2003                         /s/ John Harris
                                            ---------------
                                            John Harris
                                            Chief Financial Officer

                                  VISEON, INC.
                                EXHIBIT INDEX TO
                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2003

Item No.          Title of Document                       Method of Filing
--------   ---------------------------------              ----------------
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