Form 10KSB
period 2003-06-30
VISEON INC
filed 2003-10-15
CIK 936130

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003           Commission File Number 0-27106

                                  VISEON, INC.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   41-1767211
                      (I.R.S. Employer Identification No.)

                        8445 Freeport Parkway, Suite 245
                               Irving, Texas 75063
                  (972) 906-6300 (Address, including zip code,
                                       and
                    telephone number, including area code, of
                    registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                          Common Stock, $.01 Par Value

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

The issuer's revenues for the fiscal year ended June 30, 2003 were $1,032,761.


The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2003 was approximately $10,041,515. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of September 30, 2003 was 18,131,139.

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]

                                      INDEX

                                                                    Page Number
                                     PART I.


Items 1. & 2.     Description of Business and Properties.                     4

Item 3.           Legal Proceedings.                                         22

Item 4.           Submission of Matters to a Vote of Security Holders.       23


                                    PART II.

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                       23


Item 6.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.             25

Item 7.           Consolidated Financial Statements.                         29

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                       30

Item 8A.          Controls and Procedures.                                   30

                                    PART III.

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange
                  Act.                                                       30

Item 10.          Executive Compensation.                                    32

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.                                                33

Item 12.          Certain Relationships and Related Transactions.            37

Item 13.          Exhibits and Reports on Form 8-K.                          37

Item 14.          Principal Accountant Fees and Services.                    40

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including "BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." These statements regard:

* Our belief that sales of our products may be disproportionately high during the holiday shopping season when compared to other times of the year
* Our belief that our product offerings will be designed to assimilate future technical advances
* Our belief that we have all rights necessary to market and sell our system without infringement of intellectual property rights held by others
* Our belief that, given the right business opportunities, we may expand our operations rapidly and significantly
* Our belief that we have maintained key personnel and consultants in all functional areas necessary to successfully execute our business strategy for fiscal year 2004
* Our belief that we are well positioned to establish a new consumer electronics product, thereby increasing future revenues and profitability.
* Our belief as to the reasonableness of the estimates and assumptions we make that form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
* Our belief that we should not encounter any meaningful difficulty in procuring the requisite certifications and approvals
* Our belief as to the principal competitive factors we will face in our markets
* Our belief as to the amounts ultimately payable, if any, in connection with certain litigation and claims arising in the ordinary course of business
* Our expectations regarding the marketing expenses to build and promote a brand image
* Our expectations regarding the marketing expenses to build and promote a new product
* Our expectations regarding the basis upon which we will compete in our markets
* Our expectations regarding who and where our broadband videophone products will be manufactured, assembled and tested
* Our expectations regarding the compatibility of our personal videophones with other products
* Our expectations regarding the establishment of a formal manufacturing quality process
*         Our expectations regarding order fulfillment and customer support
*         Our expectations regarding our initial sales and distribution strategy
* Our plan on undertaking the development of our products and services jointly with a suitable, established developer and manufacturer
* Our plan on continuing to form new relationships with other companies to distribute their products alongside our own products
* Our intent to focus on licensing our intellectual property to third parties and developing proprietary consumer broadband videophone products and services
*         Our intent to rely on our existing outside sales force
* Our intent to use a variety of marketing programs to build awareness of our products
* Our intent to compete in the consumer videophone market vigorously in all aspects
* Our intent to take additional steps to protect our patents from infringement by others

Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results could differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "RISK FACTORS" immediately below. As a result, these forward-looking statements represent the Company's judgment as of the date of this Annual Report. The Company does not express any intent or obligation to update these forward-looking statements.

ITEMS 1 and 2.  DESCRIPTION OF  BUSINESS AND PROPERTIES.

                                  INTRODUCTION

         Viseon, Inc. (the "Company"), a Nevada corporation formerly known as "RSI Systems, Inc.," historically has been a developer of its own video conferencing systems primarily sold to corporate end users and OEM customers such as Philips Electronics, N.V. In May 2001, the former RSI Systems, Inc. was merged into its wholly owned subsidiary Viseon, Inc. in order to change the domicile of the Company to Nevada from Minnesota and to effect a simultaneous name change to Viseon, Inc. The shareholders of RSI Systems, Inc. approved the Plan of Merger between RSI Systems, Inc.and Viseon, Inc. on May 23, 2001. RSI Systems, Inc. was incorporated under the laws of Minnesota on December 21, 1993. On July 25, 1995, it completed its initial public offering of its common stock, par value $0.01 per share (the "Common Stock").

         Beginning with the third quarter of the Company's fiscal 2002, the Company's profit margins were eroded by intense competition from other group video conferencing product manufacturers. The Company recognized the need to modify its business model to achieve higher margins and benefit from its portfolio of U.S. patents, the fourth of which was issued in February 2003. In January 2003, we decided to change our focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. This has been accomplished by the transfer to a third party of our group videoconferencing services contract portfolio and the liquidation of our remaining group videoconferencing assets. The only measurable revenues we are now receiving result from the sales of the VisiFone.

The VisiFone is a low-cost broadband videophone. It is a self-contained system that does not require a PC or any external equipment. The VisiFone operates on any broadband connection and home or office network including high-speed Internet connections via DSL or cable modem. The VisiFone is H.323 compliant and it is compatible with most corporate video conferencing systems. The VisiFone can be used by corporations and consumers.

         The Company intends to achieve additional licensing of its intellectual property to third parties and developing proprietary consumer broadband videophone products and services, some of which will be based on its existing intellectual property. The Company plans on undertaking the development of these products and services jointly with a suitable, established developer and manufacturer. The Company is currently in the process of identifying and selecting the developer and manufacturer and has also become a distributor in the U.S. of a broadband videophone manufactured by Leadtek, an Asian partner. The Company also plans on continuing to form new relationships with other companies to distribute their products alongside its own products.

         The Company's marketing strategy is to focus on corporations who have widespread operations across regional, national and international boundaries as well as residential consumers who have historically not purchased video communications in the past. All of these developments have affected and will continue to affect its financial model in terms of margins, cash flow requirements, and other areas. The Company has a limited history with respect to the direction its business is now taking. There can be no assurance that the Company will be able to succeed in implementing its strategy, or that the Company will be able to achieve positive cash flow or profitable operations as a result of these changes in its business.

                                  RISK FACTORS

         In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business. Unless the context requires otherwise, the terms "we", "us" and "ours" (as used in these Risk Factors) refers to the Company.

         WE RECENTLY DEFAULTED ON OUR PRIMARY AND CERTAIN OTHER DEBT FINANCING, AND WE COULD IN THE FUTURE DEFAULT AGAIN DESPITE OUR RECENT RESTRUCTURING EFFORTS.


            Our previous line of credit (secured by virtually all of our assets) matured on December 5, 2002, at a time when we did not have sufficient funds to pay the outstanding balance owed under the line. This situation entitled the lender, Silicon Valley Bank, to liquidate our assets, possibly causing us to cease operations or seek bankruptcy protection. However, on June 26, 2003, Silicon Valley Bank assigned its rights under the loan to Exim Corporation and Henry Mellon, two of our stockholders with whom we are on favorable terms. The outstanding balance owed by us on this loan was approximately $386,200 as of June 30, 2003. At the time of the assignment of this loan, the terms of the loan were modified so that we are required to pay only interest on the loan for 18 months at a rate of 12% per annum until December 31, 2004, at which time the loan will become due. At that time, we will have to pay the outstanding balance owed or modify our loan terms again, or else face the possible assertion of secured creditors' rights and remedies. Nevertheless, we believe that the assignment of the loan as just described represents a favorable development, giving to us much needed time to reorganize our business focus. We note that, even before the Silicon Valley Bank loan matured, we were not in compliance with certain of the covenants in the documentation governing this loan, and the possibility exists that we may fail in the future to comply with covenants governing our borrowing arrangements. In addition to the default on the former Silicon Valley Bank indebtedness, we were also in default on all monthly interest payments due on two subordinated secured convertible notes in the aggregate original principal amount of $300,000 that were originally scheduled to mature in full on June 30, 2003. We have modified these notes so that all principal of and accrued interest on these notes shall be due and payable in full on December 31, 2003. At that time, we will have to pay the outstanding balance owed or modify the terms of the notes again, or else face the possible assertion of secured creditor's rights and remedies.


         OUR FAILURE TO OBTAIN ADDITIONAL FINANCING COULD SEVERELY HARM OUR ABILITY TO CONTINUE OUR BUSINESS.

         We were formed in December 1993 and have financed our operations to date primarily through sales of our stock, our lines of credit with various banks and loans from shareholders and others. Because of our lack of positive cash flow, we require additional financing. For the past year, we have been obtaining funds in comparatively small amounts on an "as needed" basis from various sources pursuant to non-binding, informal arrangements. We anticipate that we will need to continue to obtain funds from sources such as these to continue our business pursuits at a minimal level. We believe that we will require funding in the amount of $500,000 for us to continue to operate our business at its current level over the next 12 months. Although we are reasonably confident that we will be able to obtain funds to continue our business pursuits at this level, there can be no assurances that we will be able to do so. In addition, in order for us to move our business pursuits beyond a fairly minimal level and launch our personal videophone products in a significant way, we need to obtain a definitive financing arrangement. In this connection, we are seeking a "launch" partner to provide the necessary amount of funding, which will depend on the targets that we eventually set in this regard. Currently, we are in discussions with large consumer electronic products companies to provide this funding. These discussions are in various stages. However, there can be no assurance that we will be able to obtain the necessary financing to move our business pursuits beyond a minimal level. Overall, there can be no assurance that adequate funds will be available to us on reasonable terms or at all. If adequate funds are not available on acceptable terms, we may be prevented from pursuing future opportunities or responding to competitive pressures, we may have need to scale back or cease operations, and we may not be able to remain a viable entity.

         OUR AUDITOR HAS GIVEN US A "GOING CONCERN" QUALIFICATION, WHICH QUESTIONS OUR ABILITY TO CONTINUE AS A GOING CONCERN WITHOUT ADDITIONAL FINANCING.



         Our independent certified public accountant has added an emphasis paragraph to its report on our consolidated financial statements for the year ended June 30, 2003 regarding our ability to continue as a going concern. Key to this determination is our historical losses, negative cash flows from operations for our last fiscal year, and a working capital deficiency. Management plans to try to increase sales and improve operating results through
 (i) increased marketing and direct sales activities to corporate customers,
 (ii) continued initiatives to gain acceptance of our product by Consumer broadband providers for sale to their subscribers, (iii) continued measures to minimize overhead and (iv) initiatives to monetize our intellectual property rights. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and the Company will continue to rely on short term loans, private equity placements and/or warrant/option exercises to cover its cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, or we do not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives, becoming profitable, or continuing our business without a temporary interruption. Our failure to achieve the objectives outlined above or execute an alternative plan may ultimately result in the permanent cessation of our business.



         THE CURRENT CHANGE IN OUR BUSINESS FOCUS PRESENTS A NUMBER OF CHALLENGES AND MAY NOT PROVE TO BE SUCCESSFUL OR CAUSE US TO BECOME PROFITABLE.

         Historically, we have been a developer of our own videoconferencing systems primarily sold to corporate end users and OEM relationships with Companies such as Philips Electronics, N.V. Beginning with the third quarter of our fiscal 2002, our profit margins were eroded by intense competition from other group video conferencing product manufacturers and resellers. We recognized the need to modify our business model to achieve higher margins and benefit from our portfolio of U.S. patents, the fourth of which was issued in February 2003. In January 2003, we decided to change our focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. This has been accomplished by the transfer to a third party (Comlink Video) of our group videoconferencing services contract portfolio in return for its assumption of the associated liabilities and the liquidation of our remaining group videoconferencing assets. The only measurable revenues we are now receiving result from the sales of videophones to corporations and consumers. During the multi-year development efforts for our videoconferencing systems business, we developed certain intellectual property, some of which is protected by patents. In the future, we intend to focus on licensing our intellectual property to third parties and developing proprietary consumer broadband videophone products and services, some of which will be based on our existing intellectual property. We plan on undertaking the development of these products and services jointly with a suitable, established developer and manufacturer. We are currently in the process of identifying and selecting the developer and manufacturer, and we have also recently become a distributor in the U.S. of a broadband videophone manufactured by Leadtek, an Asian partner. We also plan on continuing to form new relationships with other companies to distribute their products alongside our own products.

         Our new marketing strategy is to focus on corporations who have widespread operations across regional, national and international boundaries as well as residential broadband consumers who have historically not purchased video communications in the past. All of these developments have affected and will continue to affect our financial model in terms of margins, cash flow requirements, and other areas. We have a limited history with respect to the direction our business is now taking. There can be no assurance that we will be able to succeed in implementing its strategy, or that we will be able to achieve positive cash flow or profitable operations as a result of these changes in our business.

         WE HAVE A HISTORY OF LOSSES, AND WE EXPECT FUTURE LOSSES.

         We have had a history of operating losses since our inception, and we have not achieved profitability. As of June 30, 2003, we had an accumulated deficit of $26,263,514. We expect losses to continue for the foreseeable future. The size of these losses will depend in part on any future product launch, the growth in sales of our products and services, and the rate of increase in our expenses. Several factors, including consumer acceptance, retailer arrangements, competitive factors and our ability to successfully develop and market our products, make it impossible to predict when or whether we will generate significant revenues or attain profitability. Consequently, we may never achieve significant revenues or profitability, and even if we do, we may not sustain or increase profitability on a quarterly or an annual basis in the future. Our ability to continue in business could be jeopardized if we are not able to achieve positive cash flow or profitability or if we are not able to obtain any necessary financing on satisfactory terms.

         AN UNFAVORABLE OUTCOME IN AND THE MERE NEED TO CONTINUE TO DEFEND any of OUR CURRENT LAWSUITS COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL POSITION.

         We have been named as a defendant in a number of unsecured creditor lawsuits, some of which have been settled recently. For further information regarding these lawsuits, see "ITEM 3. LEGAL PROCEEDINGS." We intend to vigorously defend our self in all of these lawsuits. In the cases of certain of these lawsuits, our assets could be materially adversely affected or our stockholders could be materially diluted, if the plaintiffs in such lawsuits are ultimately successful. Moreover, our assets and our stockholders could be materially adversely affected by our need to defend against these lawsuits even if we are ultimately successful.

         QUARTERLY, SEASONAL AND OTHER FLUCTUATIONS IN OUR BUSINESS AND OPERATING RESULTS MAY DEPRESS THE TRADING PRICE OF OUR COMMON STOCK.

         Our operating results have fluctuated widely in the past, and we expect that these results will fluctuate in the future due to a number of factors. We do not control many of these factors. These factors include the following (as well as other factors described in other Risk Factors):

         *        Changes in general economic conditions
         * Changes in specific economic conditions prevailing in the communications industry and other technology industries
         *        The timing and size of the orders for our products
         * The level and mix of inventory that our distribution channels hold
         * The level and mix of inventory that we hold to meet future demand
         *        The mix of products we sell
         *        The cost and availability of components
         *        Manufacturing costs
         *        Changes in our distribution network
         * The impact of disruptions at the sites of our primary-manufacturing partners due to any reason
         * The impact of seasonality on our various product lines and geographic regions
         *        The level of royalties we must pay to third parties
         *        The impact of variable stock option accounting

         As a result of all of the factors discussed herein as well as others, we believe that period-to-period comparisons of our historical results of operations are not good predictors or indications of our future performance. If our future operating results are below the expectations of investors or any stock market securities analysts who follow our stock, our stock price may decline.

         THE UNCERTAINTY CREATED BY CURRENT ECONOMIC CONDITIONS AND POSSIBLE TERRORIST ATTACKS AND MILITARY RESPONSES THERETO COULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCT AND PROCURE NEEDED FINANCING.

         Current conditions in the domestic and global economies are extremely difficult and uncertain. As a result, we expect to experience an even greater than usual challenge in developing and launching our proposed personal videophone products. We expect that the future direction of the overall domestic and global economies will have a significant impact on our overall performance. The success of ongoing changes in fiscal, monetary and regulatory policies worldwide will continue to influence the business climate in which we operate. If these actions are not successful in spurring overall economic recovery and growth, we expect that our business will be negatively impacted as customers are less likely to buy our products. Moreover, the terrorist attacks in 2001 and military responses thereto have created many economic and political uncertainties that have severely impacted the global economy. The long-term effects of the attacks on our business and the global economy remain unknown. In addition, the potential for future terrorist attacks and for future wars as a result thereof is creating worldwide uncertainties and makes it very difficult to estimate how quickly the economy will recover.

         THE FAILURE OF THE PRESENT COMMUNICATION INFRASTRUCTURE AND NEW TECHNOLOGIES TO CONTINUE TO DEVELOP AND BECOME MORE WIDELY ACCEPTED COULD HARM THE SALE OF OUR PRODUCTS.


         Management believes that the success of the personal videophone products we intend to develop depends on the continued deployment of broadband services such as Digital Subscriber Line (DSL) and cable modem internet access by service providers. Beginning in the second half of 2000 and continuing to the present, the market for telecom services experienced a severe downturn, characterized by financial troubles for many telecommunications service providers and delays in delivering broadband services. In addition, management believes that the success of the personal videophone products we sell and intend to develop depends on the roll out of voice-over-IP, or VoIP, technologies and depends on the acceptance by the consumer of video communications. If the use of new technologies on which our current and future products are based does not occur, or occurs more slowly than expected, we may not be able to sell certain of our products in significant volumes and our business may be adversely affected.


         SALES OF OUR PRODUCTS MAY BE SEVERELY LIMITED DUE TO THEIR FAILURE TO GAIN BROAD MARKET ACCEPTANCE.

         Our success highly depends upon our achieving broad market acceptance of the products we sell now and have planned for development but which have not yet been launched or produced any revenues. Market acceptance requires, among other things, that we


         *        educate consumers on the benefits of our products
         *        commit  a   substantial   amount  of  human  and   financial
                  resources   to  secure   strategic partnerships and otherwise
                  support the retail distribution of our products
         * develop our own sales, marketing and support activities to consumers, broadband providers and retailers
         * establish a sufficient number of locations of retailers carrying our products

There can be no assurance that we will be able to achieve any or all of these objectives, and thus obtain sufficient acceptance of our products to achieve profitable operations. Consumers may perceive little or no benefit from our products. As a result, consumers may not value, and may be unwilling to pay for our products. We also do not have an established brand image, nor do we expect to spend significant marketing expenses to build and promote a brand image. If our products do not achieve broad market acceptance, we may not be able to continue operating our business.

         OUR FAILURE TO DEVELOP AND MARKET INITIAL AND FUTURE VERSIONS OF OUR PROPOSED PRODUCTS MAY PREVENT US FROM GENERATING SUFFICIENT REVENUES TO SUSTAIN OUR BUSINESS.

         Our success highly depends upon the sales of our current VisiFone product, successful development and introduction of future versions of our proposed proprietary consumer broadband videophone products and services, and presumably thereafter upon the continued development and timely introduction of new products and new models containing additional features at attractive price points. The success of our initial and future videophone products and new features depends on a number of factors, including, but not limited to, strategic allocation of our limited financial and technical resources, accurate forecasting of consumer demand, timely completion of product development and introduction to market, and market and industry acceptance of our initial and future videophone products. Most of our planned product and feature introductions are still in the early stages of development and will require substantial engineering and technical resources to bring to market. The success of some of our planned products may also require industry acceptance of our proprietary technologies or the adaptation of our products and technologies to accommodate the use of existing industry-accepted technologies. If we fail to develop and market our initial and future products and features, we may not be able to sustain our business.

          RAPID TECHNOLOGICAL CHANGES IN OUR MARKET COULD CAUSE OUR PRODUCTS TO BECOME OBSOLETE OR OTHERWISE HARM US COMPETITIVELY.


         We operate in a high technology industry that is subject to rapid and frequent technology and market demand changes. These changes can often render existing technologies obsolete. Management expects future technology will be superior to technology that we (and others) now have. Our success depends on our ability to assimilate new technologies in our products and to properly train sales staff, distributors and resellers in the use of those products. The success of our future products depends on several factors, including proper new product definition, product cost, timely completion and introduction of future products, differentiation of future products from those of our competitors and market acceptance of these products. Additionally, properly addressing the complexities associated with DSL and Cable Modem compatibility, sales training, reseller training, technical and sales support as well as field support are also factors that may affect our success in this market. Further, the shift of communications from circuit-switched to IP-based technologies over time may require us to add new sales staff, distributors and resellers and gain new core technological competencies. We are attempting to address these needs and the need to develop future products through our outsourced development efforts. Although we believe our product offerings will be designed to assimilate future technical advances, there can be no assurance that any such future advances or the development of new or competitive products by others will not render our products less competitive or obsolete. Furthermore, we may not identify successful new product opportunities and develop and bring new products to market in a timely manner. Additionally, we cannot assure you that competing technologies developed by others will not render the products we develop or our current technologies obsolete or noncompetitive. The failure of our new product development efforts and any inability to service or maintain the necessary third-party interoperability licenses would harm our business and results of operations.

          Moreover, obsolescence can require write-downs in inventory value when the recorded value of existing inventory is determined to be greater than its fair market value. For example, this situation occurred in 2001 and again in 2002, when we recorded material excess and obsolescence charges associated with our inventory of Mediapro products. In the future, the level of our then current product inventory may be deemed excessive, and we may have to write down much or all of such inventory, which could adversely affect our profitability.


         OUR RELIANCE ON VARIOUS THIRD PARTIES EXPOSES US TO VARIOUS RISKS.


         Our operations will depend on a number of third parties. We will have limited control over these third parties. For example, we intend to rely on our existing outside sales force. Although this sales force has significant experience in marketing new products and services in the industry, it has only limited experience in marketing to consumers the products we intend to develop. There can be no assurance that our outside sales force will be successful in implementing our new marketing and distribution strategy. Moreover, we will depend on a third party manufacturer to assist in the development of our proposed personal videophone products. We will also completely depend on a third party manufacturer to produce these products. We have not yet entered into any definitive agreement with a third party manufacturer nor have we even definitively determined who this manufacturer will be. We cannot be sure that our third party contractors will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of our third party contractors breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, we may be delayed or prevented from launching or marketing our products and services. If our relationships with these parties are non-exclusive, they may also support products or services that compete directly with ours, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. This outcome would harm our ability to compete effectively and quickly achieve market acceptance and brand recognition.

         PRODUCT DEFECTS OR ERRORS MAY HAVE A NEGATIVE IMPACT ON OUR REVENUES, DAMAGE OUR REPUTATION AND DECREASE OUR ABILITY TO ATTRACT NEW CUSTOMERS.


         Products as complex as those that we are developing often contain errors or defects, particularly when first introduced and when new versions or enhancements are released. Although we will strive to assure that our products have no errors or defects, there can be no assurance that (despite testing) our products will be devoid of defects and errors upon commencement of commercial shipments. Any defects or errors could result in damage to our reputation, the loss of sales, a diversion of our product development resources, or a delay in market acceptance and thereby materially adversely affect our business, operating results and financial condition. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could also give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Any general liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims.


         THE LOSS OF ANY KEY PERSONNEL AND OUR INABILITY TO ATTRACT ADDITIONAL QUALIFIED PERSONNEL AS NEEDED COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.


         We highly depend on our key management, technical and marketing personnel, and particularly John Harris, our Chief Executive Officer. The loss of key personnel or consultants, or the inability of any of them to devote sufficient attention to our operations, could materially adversely affect our results of operation and the future development of our business. No member of management has entered into any employment agreement or covenant not to compete agreement with us. Consequently any member of management could terminate his employment relationship with us at any time for any reason. Moreover, we do not maintain key man life insurance on any member of management. In addition, there can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform, or that we would be able to hire additional, qualified management personnel to perform such responsibilities. Our success may depend, in large part, on our ability to retain and attract highly qualified, management-level personnel. Our success in attracting these persons will depend on many factors, including its ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that we will be successful in attracting highly qualified individuals in key management positions.


         LIMITATIONS ON CLAIMS AGAINST OUR OFFICERS AND DIRECTORS, AND OUR OBLIGATION TO INDEMNIFY THEM, COULD PREVENT OUR RECOVERY FOR LOSSES CAUSED BY THEM.


         The General Corporation Law of Nevada allows a Nevada corporation to limit the liability of its directors to the corporation and its stockholders. Our Certificate of Incorporation has limited our directors' liability to the fullest extent permitted by applicable law. Moreover, our bylaws provide that we may indemnify each director, officer, agent and/or employee to the extent required or permitted by the General Corporation Law of Nevada if the person is eligible as provided thereby. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the obligation or aability to indemnify such person against the type of liability for which such insurance may be acquired. Consequently, we could bear substantial losses as a result of the actions of our officers, directors, agents and employees and, we could be prevented from recovering such losses from such persons. The U.S. Securities and Exchange Commission (the "Commission") maintains that indemnification for liabilities arising under the Securities Exchange Act of 1933 (the "Act") is against the public policy expressed in the Act, and is therefore unenforceable.


         OUR FAILURE TO PROTECT PROPERLY OUR PROPRIETARY INFORMATION, TECHNOLOGY AND EXPERTISE COULD SERIOUSLY HARM OUR BUSINESS.


         We rely on a combination of patents, trade secrets, copyrights and confidentiality agreements to establish and protect our proprietary rights. In fiscal year 1998, we amended our U.S. utility patent application for our peripheral videoconferencing system, originally filed in September 1994, to narrow and refocus our claims. We received this patent on our system on September 1, 1998 (U.S. Patent No. 5,802,281), a second patent on June 6, 2000 (U.S. Patent No. 6,073,192) a third patent on May 28, 2002 (U.S. Patent No. 6,397,275) and a fourth patent on February 11, 2003 (U.S. Patent No. 6,519,662). We have also applied for various other U.S. and foreign patents relating to our videoconferencing technology, some of which have not been granted to date. There can be no assurance that our measures to protect our intellectual property will be successful, that we will be granted any patents in the future, or that any patents that have been or may be granted will be of value to us. In the absence of meaningful intellectual property protection, we may be vulnerable to competitors who could lawfully attempt to develop similar products, duplicate our products. Moreover, there can be no assurance that other competitors may not independently develop the same or similar technology or gain access to our intellectual property rights, disclose such technology or design around our patents. In addition, we cannot assure you that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged in the U.S. or foreign countries or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. While we believe that we have all rights necessary to market and sell our system without infringement of intellectual property rights held by others, there can be no assurance that such conflicting rights do not exist. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.

         We have from time to time received, and may in the future receive, communications from third parties alleging the ability to initiate litigation asserting patent or other intellectual property rights covering our products. We cannot assure you that we will prevail in any such litigation, that intellectual property claims will not be made against us in the future or that we will not be prohibited from using the technologies subject to any such claims or be required to obtain licenses and make corresponding royalty payments.

         Any intellectual property litigation in which we become involved, either as a claimant or a defendant, could result in substantial costs and diversion of resources that could adversely affect our business. There can be no assurance that we will have sufficient funds to enforce or defend our intellectual property rights or that we would ultimately prevail in any such litigation.


         INTENSE COMPETITION COULD SERIOUSLY HARM OUR BUSINESS.

         We face significant competition in the markets in which we intend to offer our products from competitors that also offer high quality products. In addition, management expects that new competitors will attempt to enter the market and that existing competitors will improve the performance of their current products or introduce new products or new technologies that provide improved performance characteristics. New product introductions by our competitors could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We expect that most of our competitors will be well established, better known, and significantly larger, with substantially greater technical, manufacturing, marketing, and financial resources than we have. The greater resources of many of our competitors may permit them to respond more rapidly than we to changes in technology. As a result, many of the products and services we offer are developed and manufactured by other companies in the industry. Our ability to compete in the market will depend upon a number of factors including the success of our marketing efforts and our continued ability to secure and maintain ongoing relationships with other companies in the industry that provides or supports products we offer. We expect to compete based upon the quality, reliability, flexibility and the ease of use of our products. We also expect to compete on value relative to the features our products offer. However, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices or introduce new products that carry lower margins in order to expand the market or stimulate demand for our products. While we cannot assure you that these actions would have the desired result, any of these actions could have an adverse impact on our product margins and profitability.

         OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH FUTURE RELIANCE ON INTERNATIONAL OPERATIONS.

       We expect that our broadband videophone products will be manufactured, assembled and tested by independent third parties in the Far East, possibly in Taiwan or South Korea. Because of our expected international operations and relationships, and our expected reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of the United States, including:

         * changes in political and strategic relations between the U.S. and the countries in which we do business
         *        changes in foreign currency exchange rates
         * changes in a specific country's or region's political or economic conditions, particularly in the current difficult situation in the Korean peninsula
         * trade protection measures and import or export licensing requirements
         *        potentially negative consequences from changes in tax laws
         * difficulty in managing widespread sales and manufacturing operations
         *        less effective protection of intellectual property

         Any adverse change in any of the matters described above or any other adverse international developments could materially adversely affect our business, results of operations and financial condition.

         LAWS OR REGULATIONS COULD EXPOSE US TO LEGAL ACTION IF WE FAIL TO COMPLY OR COULD REQUIRE US TO CHANGE OUR BUSINESS.

         Because our products and services are expected to provide our customers with methods of electronic communication, it is difficult to predict what laws or regulations will be applicable to our business. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business. Among the many regulations that may be applicable to our business are the following:

         *        Federal   Communications   Commission   regulations  relating
                  to  the  electronic  emissions  of consumer products
         *        Federal  Communications  Commission  regulations  relating to consumer products that connect to the public telephone network
         * Federal Communications Commission regulations relating to consumer products that connect to the Internet
         * copyright laws relating to the use of copyrighted audio and video media

Changes in the regulatory climate or the enforcement or interpretation of existing laws could expose us to legal action if we fail to comply. In addition, any of these regulatory bodies could promulgate new regulations or interpret existing regulations in a manner that would cause us to incur significant compliance costs or force us to alter the features or functionality of our products and services.


         OUR INABILITY TO MANAGE THE FUTURE GROWTH THAT WE ARE ATTEMPTING TO ACHIEVE COULD SEVERELY HARM OUR BUSINESS.


         We believe that, given the right business opportunities, we may expand our operations rapidly and significantly. If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources. To manage any significant growth of our operations, we will be required to undertake the following successfully:

         * We will need to improve our operational and financial systems, procedures and controls to support our expected growth, and any inability to do so will adversely impact our ability to grow our business. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational systems and controls could adversely impact our relationships with customers and harm our reputation and brand.
         * We will need to attract and retain qualified personnel, and any failure to do so may impair our ability to offer new products or grow our business. Our success will depend on our ability to attract, retain and motivate managerial, technical, marketing, administrative and customer support personnel. Competition for such employees is intense, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. If we are unable to hire, train, retain or manage the necessary personnel, we may be unable to successfully introduce new products or otherwise implement our business strategy.
         * We will need to provide acceptable customer support, and any inability to do so will impair our ability to develop consumer acceptance of our products. We expect that some
                  of our customers  will  require   significant   support  when
                  using  our  products.   We  do  not  have experience  with
                  widespread deployment of our products and services to a diverse customer base, and in the future we may not have adequate personnel to provide the levels of support that our customers will require. Our failure to provide adequate customer support for our products or services
                  will  damage  our   reputation  in  the   marketplace   and
                  strain our relationships with customers and strategic partners. This could prevent us from gaining new or retaining existing customers and could harm our reputation and brand.

If we are unable to manage growth effectively, our business, results of operations and financial condition could be materially adversely affected.

         OUR AUTHORIZED PREFERRED STOCK EXPOSES STOCKHOLDERS TO CERTAIN RISKS.


         Our Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $.01 per share. No shares of preferred stock were issued as of September 30, 2003. The authorized preferred stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock allows the Board of Directors to divide the preferred stock into one or more series, to designate each series, to fix and determine separately for each series any one or more relative rights and preferences and to issue shares of any series without stockholder approval. Such preferred stock may provide our Board of Directors the ability to hinder or discourage an attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our common stock could be depressed to some extent by the existence of the preferred stock.


         WE HAVE THE ABILITY AND THE OBLIGATION TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, AND SUCH FUTURE ISSUANCES MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

         We have various abilities and obligations to issue additional shares of common stock in the future. These abilities and obligations include the following:

         * Approximately 3,070,192 registered shares of our common stock are available for issuance to outside consultants to compensate them for services provided
         *        Options  to  purchase  approximately  1,445,250  unregistered shares  had  been  granted  as  of September 30, 2003
         *        Warrants  to  purchase  approximately  9,627,659  unregistered shares of  common  stock had been issued as of September 30,
                  2003
         * Debt convertible into 3,687,333 unregistered shares of our common stock had been incurred as of September 30, 2003

The options and warrants described above permit the holders to purchase shares of common stock at specified prices. These purchase prices may be less than the then current market price of our common stock. Any shares of common stock issued pursuant to these options or warrants (or the convertible debt described above) would further dilute the percentage ownership of existing stockholders. The terms on which we could obtain additional capital during the life of these options, warrants or convertible debt may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. For issuances of shares and grants of options to consultants, our Board of Directors will determine the timing and size of the issuances and grants, and the consideration or services required therefore. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

         THE TRADING PRICE OF OUR COMMON STOCK ENTAILS ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.


         The trading price of our common stock has been below $5.00 per share. As a result of this price level, trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, that are inapplicable to securities trading at higher prices. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share (a "penny stock"), subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser's written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock at this level. As a consequence, the market liquidity of our common stock could be severely limited by these regulatory requirements.


          RANDOM FLUCTUATIONS IN THE PRICE OF OUR STOCK, POSSIBLY BASED ON FACTORS BEYOND OUR CONTROL, COULD CAUSE A STOCKHOLDER TO SELL HIS SHARES AT A TIME WHEN OUR STOCK PRICE IS DEPRESSED.

         The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

         * statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically, as has occurred recently
         * the announcement of new products or product enhancements by us or our competitors
         *        technological innovations by us or our competitors
         *        quarterly variations in our results of operations
         * general market conditions or market conditions specific to technology industries
         *        domestic and international macroeconomic factors

          In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies similar to us. These fluctuations are often unrelated to the operating performance of the specific companies. As a result of the above, a stockholder (due to personal circumstances) may be required to sell his shares of our common stock at a time when our stock price is depressed due to random fluctuations, possibly based on factors beyond our control.

         STOCKHOLDERS MAY HAVE DIFFICULTY SELLING THEIR SHARES OF OUR COMMON STOCK DUE TO THE LIMITED MARKET IN WHICH THESE SHARES TRADE.


         There is currently only a limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board under the symbol "VSNI," which is a limited market in comparison to the NASDAQ National Market, the American Stock Exchange and other national securities exchanges. We cannot assure investors that the common stock will ever qualify for inclusion on the NASDAQ National Market, American Stock Exchange or other national exchange or that more than a limited market will ever develop for the common stock.


         BECAUSE WE ARE NOT NOW ABLE LEGALLY AND PRACTICALLY ABLE TO PAY DIVIDENDS, STOCKHOLDERS MAY HAVE TO SELL THEIR SHARES OF OUR COMMON STOCK TO REALIZE A RETURN ON THEIR INVESTMENT IN US.


         The holders of our common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. To date, we have paid no cash dividends. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. We expect that our ability to declare any dividends will probably be limited contractually by agreements we will be required to enter into with any institutional lender. Accordingly, a return on an investment in our shares of Common Stock may be realized only through a sale of them, if at all.


                                    BUSINESS

                               Industry Background

         Traditional telecommunication networks use a fixed electrical path that travels through a series of switches across the network. These networks were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these networks are indeed reliable for their initially intended use, these networks are not well suited to service the explosive growth of digital communications applications.

         Traditional networks transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment-quality video or other rich multimedia content. Traditional networks are also expensive to build because each subscriber's telephone must be individually connected to the central office switch, which is usually several miles away from a typical subscriber's location. The digital component of the traditional telecommunications infrastructure is also less efficient than modern networks because it allots fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted. Further, it is difficult for telecommunication service providers to provide new or differentiated services or functions, like video communications, that the network was not designed to accommodate.

         In contrast to the traditional telecommunications infrastructure or public switched telephone network (PSTN), data networks -- such as the Internet or a corporate LAN -- utilize a "packet-switched" system in which information between two communicating terminals (for example, a PC downloading a page from a web server) is transmitted in the form of small data packets that travel through a series of switches, routers, and hubs across the network. Packet-switched networks have been built mainly for carrying non real-time data. The advantages of such networks are their efficiency, flexibility, and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth. Furthermore, many terminals can share the same connection to the network. The exponential growth of the Internet in recent years has proven the scalability of these underlying packet networks. The most common protocol used for communicating on these packet networks is Internet Protocol, or IP.

         As broadband connectivity has become more available and less expensive, it is now possible for service providers to offer voice and video services that run over these IP networks to businesses and consumers. Providing such services has the potential to both substantially lower the cost of telephone and equipment costs to these customers and to increase the breadth of features available to the end-user. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential. To enable such new products to take hold, service and equipment suppliers need semiconductor products and software to connect input and output devices to the networks and the software that runs on the network that enables these input/output devices to be easily installed, operated, and managed, as well as to replace common functionalities of the legacy switched network, such as billing and operator/directory assistance

         There are three basic categories of personal video communication devices in the consumer market. Most popular have been the PC-based systems that operate over dial-up or broadband connections using either open standards such as H.323 or proprietary systems using a variety of protocols.

                   PC-Based Systems; Software Coder/Decoders (Codecs). Low cost PC add-on systems utilizing Complimentary Metal Oxide Semiconductor
         (CMOS) cameras and Windows-based software compressor/de-compressors (codec) have gained reasonably broad acceptance. Commonly known as Webcams, these types of systems offer low-quality video with generally less than 10 frames per second (fps), rendering the video and audio choppy, blurry and delayed. PC-based systems using software codecs are available at prices under $100 from companies including Logitech, and many others. According to International Data Corporation, shipments of Webcams totaled 5.5 million in 2001 and were projected to be 6.0 million in 2002. The Company's personal videophones are expected to be fully compatible with most of this installed base when using Microsoft NetMeeting and a broadband connection. PC-based systems using software codecs lack an intuitive, familiar interface of a "phone".

                  PC-Based Systems; Hardware Codecs. Certain systems available from VCON, Polycom, Zydacron and others utilize an independent microchip(s) for the codec function. It is housed either in an external module, which may include the camera, or on a card installed in a PC. Depending on the available bandwidth, these systems can offer corporate quality audio and video over either IP and/or ISDN. They are, however, still limited in the size of the image on the PC display device, have a complicated user interface and instability issues due to the underlying PC platform. These systems are available at prices from $500 to $1,200. They also lack an intuitive, familiar interface of a "phone".


                   The Personal Videophone. There are three types of personal videophones. The first of these are POTS videophones, which operate over analog phone lines (ITU - H.324) and have been marketed for years with little success. This is primarily due to their very poor video quality. Due to the limited bandwidth of POTS, these systems generally deliver video at less than five frames per second (fps). Examples include systems from AT&T, Panasonic and C-Phone, all of which failed to achieve reasonable sales volumes and have now been discontinued. Two models of POTS videophones currently being sold in the US market include a Korean model retailing for approximately $300 and a recent entry into this category, the Beamer from Vialta. The second type of personal videophone utilizes the ISDN telephone network. These have been produced for many years. The target market for most manufacturers has been the corporate market for desktop use or by news organizations to relay information from remote places via satellite. Several manufacturers produce videophones that operate on ISDN networks, including Tandberg of Norway, Motion Media of the UK and Aethra of Italy. The cost of ISDN is approximately $50 per month per 128k circuit for the basic line plus approximately $10 to $100 per hour for domestic transport at speeds from 128k to 384k. ISDN-based videophones retail for between $1,200 and $9,000 depending on the manufacturer, features and screen size. The third type of personal videophone uses the Internet Protocol (IP). The Company is distributing videophones that are made by Leadtek, a manufacturer based in Taiwan. We are currently evaluating several other manufacturers that can build and/or provide a Company-branded IP videophone that implements many new proprietary enhancements. IP-based videophones were introduced to the U.S. market in 2000 and have recently been introduced by several foreign manufacturers. IP Videophones have recently been priced between $299 and $1295.


                              Products and Services

VisiFone(TM) - Personal Videophone


         The personal broadband videophone now sold but not manufactured by the Company is available in two models, a desktop version that comes with a screen, and a set-top version that does not have an integrated screen but requires a separate display device. Leadtek, a publicly traded company, manufactures these products. These products meet specifications that are functionally equivalent to the Company's patented intellectual property, and the Company sought to distribute these products for this reason. When one or both of the Company's first two models of videophones prove successful, the Company intends to consider the launch of other versions of proprietary personal videophones based on the Company's proprietary technologies. The Company is currently in discussions with other manufacturers to offer such other versions. In addition, the Company has begun the design process for the next generation of personal videophones, which will have a number of new features. New product features in future generations of the personal videophone will enhance the consumer experience and allow the broadband providers to more easily provision and manage a network to support personal videophones. Provisions for new standards such as
H.264 and protocols such as Session Initiation Protocol (SIP) are also planned.



              Manufacturing, Order Fulfillment and Customer Support


         The Company expects that its broadband videophone products will be manufactured, assembled and tested by independent third parties in the Far East (possibly in Taiwan or South Korea) either pursuant to a long-term manufacturing agreement or on a purchase order basis. The Company is currently in the process of identifying and selecting the developer and manufacturer, but no final decision on this selection has been reached. The Company expects that the selected manufacturer will procure components and other supplies, manufacture, assemble and test the Company's products. By outsourcing the entire manufacturing process, the Company will be able to focus on development and design, minimize capital expenditures, rely on a third party with more manufacturing expertise and avoid the need to find and maintain facilities for manufacturing operations. However, if the selected manufacturer were to stop manufacturing the Company's products, the Company would need a considerable period of time to qualify, select and enter into a suitable agreement with an alternative manufacturer, and the Company's results of operations could be harmed. The Company expects that the components of the Company's products will be purchased from various vendors. Single source suppliers may supply some of such components, and alternative sources may not be readily available in sufficient quantities or at an attractive cost. The Company expects to establish a formal manufacturing quality process that includes qualification of material supplier sources, product-specific process definition and qualification, measurement of key manufacturing processes and test metrics, a closed-loop corrective action process and an outgoing sampling audit of finished product. There can be no assurance, however, that this process will result in products of the requisite quality. The Company expects that final products will be delivered to the Company or a logistics partner for order fulfillment. The Company expects to provide comprehensive customer support after the sale to help ensure that its customers have reliable, effortless experiences.


                              Market and Marketing

Corporate Market


         Although it may be expected that broad adoption of personal videophones could be achieved in Fortune 1000 size companies, sales of our products in this market is not likely to generate substantial volume as compared to the consumer market. Larger corporations already have the option of utilizing PC-based 384k IP systems that can be managed by existing network management infrastructures. The technical support infrastructure for PC-based video conferencing systems already exists within most major companies.

         The primary corporate prospects for personal videophones will most likely be in the sub-Fortune 1000 size companies as well as in the 33 million telecommuters that work for companies of all sizes. The decline in prices of group video conferencing systems has produced unit growth, yet the cost is still generally above $5,000 for an "entry" level system. Personal videophones can create a new price point for video conferencing at less than $600 per endpoint.


Consumer Market

         The consumer personal broadband videophone market is by far the largest and most intriguing prospect base. Because it requires a minimum of 128k for transmission of quality video and audio, use of personal videophones will most likely be limited to those individuals with access to a broadband Internet connection, typically via Digital Subscriber Line (DSL) or Cable Modem (CM). As of the spring of 2003, roughly 31% of the Internet connected U.S. households used either DSL or CM access. In March 2003, PEW Research Institute estimated the total number of residential broadband connections at 21 million of which nine million were DSL, 1.4 million were satellite and the remainder via CM. The infrastructure is projected to be in place by the end of 2003 to provide broadband IP access to almost 80% of the U.S. households.


         Initially, it is expected that the sales of personal broadband videophones in the consumer market will be made to existing broadband IP users. Some 44% of the current broadband users have an individual income of over $75,000, according to the Pew Research Institute. These are the "early adopters" who have the income necessary to purchase a personal videophone outright, without financing, if necessary. This would be followed by sales to those broadband customers who are attracted by broadband provider-based financing programs and eventually to those individuals who will see the availability of personal videophones as a reason to install broadband IP connectivity whether they have a home PC or not.


Business Development, Sales and Marketing

The current goals of our business development and sales departments is to build relationships that fall into four basic categories: broadband provider relations, product sales, consumer electronics manufacturing, and patent licensing .

Broadband provider relations is focused on engaging cable television system operators and telephone companies on the merits of offering video telephony products and services to their subscribers and introducing them to the VisiFone.

Product sales are focused on engaging corporate and education related customers to purchase our products to communicate internally between key departments, executives, locations and customers.


Consumer electronics manufacturing is focused on engaging major electronics manufacturers to participate with the Company in the future development and widespread distribution of our products in the U.S.


Patent Licensing involves both the Business Development area as well as our outside legal advisors who have been engaged to help the Company monetize its U.S. patents. Working with our legal advisors, the business development team is focused on identifying potentially infringing products and their manufacturers.

All of the functions of the business development and sales departments are currently being performed by independent consultants.

By outsourcing much of the entire sales process, the Company is able to minimize overhead costs by avoiding the need to pay salaries and to maintain facilities for a sales force.

         The Company believes that building brand awareness will be important to the Company's success. The Company intends to use a variety of marketing programs to build awareness of its products through mass-media advertising, targeted advertising, end user promotions, public relations campaigns, strategic promotional efforts and in-store retail merchandising. In September, 2003 the Company began a wide range of product promotion programs encompassing Television, Radio, Newspaper and In-Flight Movie distribution.

                    Approvals, Certifications and Regulation


         Government and telecommunications carrier approvals, safety certifications and Electromagnetic Compliance (EMC) certifications are a key requirement for electronic systems that use the telephone network. The Company is required to obtain certain Safety, EMI and Telephone certifications for its family of consumer broadband videophone products as prerequisite to sale into the United States and other countries. The Company currently relies on its manufacturing supplier to provide a product with the requisite approvals and certifications. While the Company believes that it should not encounter any meaningful difficulty in procuring the requisite certifications and approvals, there can be no assurance of the Company's ability to procure these. Moreover, the Company cannot predict whether it will obtain necessary approvals and certifications for the systems and similar products or for future products in additional countries. Also, the Company cannot predict whether any change in applicable law or regulations might adversely affect the Company's ability to sell its products in a particular country.


                                   Competition


         The Company intends to compete in the consumer videophone market. The Company expects this market will be intensely competitive and rapidly evolving. Competitive pressures created by any current or future competitors could materially adversely affect the Company's business, prospects, financial condition and results of operations. The Company believes that the principal competitive factors in its markets will be brand recognition, price, product performance, reliability, range of functions, ease of use, and customer service. The Company intends to compete vigorously in all of these aspects. There are several existing competitors in the broadband videophone market, including 8x8, Aethra, D-Link, Innomedia Leadtek, Motion Media, Polycom, Sony, Tandberg asa, VCON, and VTEL Products Group. The Company believes that all of the manufacturers and distributors of these competing products have (and most future competitors will have) substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets, and promotional and other strategic partners than the Company has. In addition, videophones face competition from PC-based Internet video, offerings from mobile phone manufacturers and potentially current telephone manufacturers. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. The Company believes one of the keys to establishing long-term success in this marketplace will be for the Company to favorably distinguish itself from its existing and future competition and to successfully enforce its patent rights. Another key will be the introduction of the Company's videophones at competitive prices. There can be no assurance that the Company will be successful in favorably distinguishing its products, introducing its videophones at competitive prices (if at all), or successfully competing in this market. Competitive pressures faced by the Company may materially adversely affect the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could materially adversely affect its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company, if not render the Company's products obsolete.


                  Intellectual Property and Proprietary Rights

         The Company's success depends in part on its proprietary information, technology and expertise. The Company relies on a combination of patents, trade secrets, copyrights and confidentiality agreements to establish and protect its proprietary rights. In fiscal year 1998, the Company amended its U.S. utility patent application for its peripheral videoconferencing system, originally filed in September 1994, to narrow and refocus the Company's claims. The Company received this patent on its system on September 1, 1998, a second patent on June 6, 2000, a third patent on May 28 2002 and a fourth patent on February 25, 2003. The Company also received notification of allowance from the U.S. Patent office of a fifth patent and from the European Patent Office (EPO) for the Company's first European Patents which were originally filed in 1995. The EPO represents many countries in the European region. The Company has also applied for various United States and foreign patents relating to its videoconferencing technology, some of which have not been granted to date.

         In the future, the Company intends to take additional steps to protect its patents from infringement by others, including demanding that suspected infringers cease their infringement and the filing of lawsuits seeking injunctions and monetary damages. The Company has no assurance that these actions will protect the Company's patents.

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


                                  Acquisitions


         The Company does not now intend to conduct an active acquisition program, but may consider select acquisitions on a case-by-case basis. The Company does not now have any possible acquisitions under consideration. The Company has not developed, nor does it currently intend to develop, a valuation model or a standardized transaction structure it will use. Instead, the Company anticipates considering each acquisition on a case-by-case basis. However, the Company expects that the purchase price for an acquisition candidate, if any, will be based on quantitative factors, including historical revenues, profitability, financial condition and contract backlog, and the Company's qualitative evaluation of the candidate's management team, operational compatibility, future prospects and customer base.

         Any acquisition is expected to be accounted for using the purchase method of accounting. Under this method of accounting, for each acquisition, a portion of the purchase price would be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. This portion would include both
(i) amounts allocated to in-process technology and immediately charged to operations and (ii) amounts allocated to completed technology and amortized on a straight-line basis over the estimated useful life of the technology of six months. The portion of the purchase price in excess of tangible and identifiable intangible assets and liabilities assumed would be allocated to goodwill and amortized on a straight-line basis over the estimated period of benefit. The results of operations of the acquired entity would be consolidated with those of the Company as of the date the Company acquires effective control of the acquired entity, which generally would occur prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration. In addition, the Company may grant stock options to employees of an acquired company to provide them with an incentive to contribute to the success of the Company's overall organization. As a result of both the purchase accounting adjustments and charges for the stock options just described, the Company may incur significant non-cash expenses related to such acquisitions.

         Acquisitions also involve a number of risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization, acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers of one or more acquired entities and the failure to retain key acquired personnel. Customer satisfaction or performance problems with an acquired firm also materially and adversely affect the reputation of the Company as a whole, and any acquired company could significantly fail to meet the Company's expectations. Due to all of the foregoing, any individual future acquisition may materially and adversely affect the Company's business, results of operations, financial condition and cash flows. If the Company issues Common Stock in full or partial consideration of any future acquisitions, there will be ownership dilution to existing stockholders. In addition, to the extent the Company chooses to pay cash consideration in such acquisitions, the Company may be required to obtain additional financing and there can be no assurance that such financing will be available on favorable terms, if at all.

                            Research and Development

         The Company incurred research and development expenses during fiscal years 2003 and 2002 of $71,992 and $275,617 respectively. We expect research and development expenses to grow in fiscal year 2004 as we continue to develop our new product line.

                                    Employees

         On September 30, 2003, the Company had two full-time employees and one part-time employee; one in operations and customer support, one in accounting and one executive. None of the Company's employees is represented by a labor union. The Company believes its employee relations are good.


        The Company contracts with Active Management, LLC to provide consulting services. Additionally, the Company also outsources a variety of sales, marketing and operational functions to other third parties on an as needed basis.


                             DESCRIPTION OF PROPERTY


         The Company now subleases 1,599 square feet of office space for its headquarters in Irving, Texas under a lease agreement that expires on June 30, 2006. The Company believes its current space is sufficient for its current needs and anticipates acquiring additional space if necessary. Previously, the Company subleased 4,229 square feet of space for its headquarters in Irving, Texas under a lease agreement which expires in April, 2005. The remaining commitment related to the previous headquarters is approximately $119,960.

The Company also owns a limited amount of tangible property and the intellectual property rights associated with its patents that have been granted and its patents that have been applied for.


ITEM 3.  LEGAL PROCEEDINGS


         On June 22, 2001, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against Forgent for reasonable royalties and lost profits associated with alleged infringement of the Company's first two U.S. patents numbers 6,073,192 and 5,802,281. The United States District Court ruled in favor of Forgent on its motion for a partial summary judgment, and Forgent and the Company have entered briefs regarding the payment of attorneys' fees and the dismissal of this litigation. The United States District Court has yet to render a decision on these briefs.



         On February 17, 2003, Avanstar Communications, Inc. instituted a suit against the Company in the District Court of Dallas County, Texas, 192nd Judicial District, (Cause No. CC03-01851-C) seeking the recovery of $21,469 allegedly owed for goods and services purchased by the Company from this plaintiff. This amount includes damages for an alleged breach of contract and recovery of attorneys' fees. The Company has answered this lawsuit disputing its validity and intends to vigorously defend against the claims asserted.


         On April 11, 2003, the Minnesota District Court, Hennepin County, Fourth Judicial District, entered a judgment in the amount of $69,625 against the Company in favor of Simplex Time Recorder Co in the lawsuit that this claimant brought against the Company (Cause No. DC DJ 03-005590). On September 29, 2003, the Company settled this matter by paying Simplex Time Recorder Co the sum of $20,000.


          On June 9, 2003, the Company received service of notice regarding a suit initiated by Polycom, Inc. in the County Court at Law Number 4, Dallas County, Texas (Cause No. cc-03-01742-d) against the Company seeking $426,471 allegedly owed for videoconferencing products purchased by the Company from Polycom. This plaintiff is also seeking a recovery of attorneys' fees. The Company has answered this lawsuit denying all of the material allegations and intends to vigorously defend against the claims asserted. Moreover, the Company intends to file a counterclaim against Polycom. In the month of October, 2003, the Company entered into an agreement with the Plaintiff to settle this matter. Pursuant to the terms of the settlement agreement, an Order of Dismissal With Prejudice will be entered by the court in final resolution of this litigation. Settlement documents and dismissal papers are currently under review by Counsel.


         On June 12, 2003, Mike Prell d/b/a/ Dallas Computer Recovery instituted a suit against the Company in the District Court of Dallas County, Texas, 192nd Judicial District, (Cause No. 03-05996-K) seeking recovery of $169,766 allegedly owed for goods and services purchased by the Company from this plaintiff. This amount includes damages for an alleged breach of contract and recovery of attorneys' fees. The Company has answered this lawsuit and intends to vigorously defend against the claims asserted.

         On August 20, 2003, Genesys Conferencing, Inc. instituted a suit against the Company in the District Court of Dallas County, Texas, 192nd Judicial District, (Cause No. CC-0306083-C) seeking the recovery of $14,027 allegedly owed for goods and services purchased by the Company from this plaintiff. This amount includes damages for an alleged breach of contract and recovery of attorneys' fees. The Company has answered this lawsuit and intends to vigorously defend against the claims asserted. In the month of October, 2003, the Company entered into an agreement with the Plaintiff to settle this matter. Pursuant to the terms of the settlement agreement, an Order of Dismissal With Prejudice will be entered by the court in final resolution of this litigation. Settlement documents and dismissal papers are currently under review by Counsel.


         On April 25, 2003, Dow Jones, Inc. instituted a suit against the Company in the District Court of Dallas County, Texas, 192nd Judicial District, Texas (Cause No. CC03-04578-A) seeking the recovery of $31,029 allegedly owed for goods and services purchased by the Company from this plaintiff. This amount includes damages for an alleged breach of contract and recovery of attorneys' fees. The Company has answered this lawsuit and intends to vigorously defend against the claims asserted.


         The Company is subject to certain other litigation and claims arising in the ordinary course of business. Management believes the amounts ultimately payable, if any, as a result of such claims and assessments will be less than the required disclosure thresholds of the U.S. Securities and Exchange Commission (the "Commission").

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.


         Since July 25, 1995 (the date of the Company's initial public offering of Common Stock), the Company's Common Stock has been traded over-the-counter and was quoted on the NASDAQ Small Cap Market System until December 20, 1999. Thereafter, the Company's stock has been quoted on the OTC Bulletin Board System. The following table sets forth the high and low closing sales prices for the Company's Common Stock as reported by NASDAQ and the OTC Systems. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent the price of actual transactions for the fiscal quarters indicated.


                                                  HIGH                LOW

                  2002

                           First Quarter          $1.01               $.55
                           Second Quarter          1.83                .65
                           Third Quarter           1.19                .44
                           Fourth Quarter           .85                .55



                  2003

                           First Quarter          $1.02               $.49
                           Second Quarter           .97                .15
                           Third Quarter            .48                .22
                           Fourth Quarter           .54                .23

         As of September 30, 2003 there were (a) 18,131,139 shares of Common Stock outstanding, held of record by approximately 96 persons, (although the Company has been informed that there are approximately 1,100 beneficial owners)
(b) outstanding options to purchase an aggregate of 1,445,250 shares of Common Stock, (c) outstanding warrants to purchase an aggregate of 9,627,659 shares of Common Stock, and (d) outstanding notes convertible into an aggregate of 3,687,333 shares of Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

         During the fourth quarter of fiscal year 2003 the company sold the following securities which were not registered with the Securities and Exchange Commission.


         During May 2003, the Company agreed to convert currently payable short term indebtedness into a long term, convertible, secured, promissory note, which the Company effectuated by issuing a promissory note payable to Carbone Holdings, LLC in the principal amount of $300,000 that matures on November 30, 2004. This promissory note provides that any amounts due thereunder may be converted, in whole or in part, into shares of the Company's common stock at the conversion price of thirty cents per share. In partial consideration of this agreement, Carbone Holdings, LLC also received a warrant to purchase 1,000,000 shares of common stock of the Company at a per-share exercise price of $.30. The issuances of this promissory note and warrants are claimed to be exempt, and the issuance of the common stock underlying this promissory note, if any, and warrants will be claimed to be exempt, pursuant to Rule 506 of Regulation D under the Act. No advertising or general solicitation was or will be employed in offering these securities. The offering and sale was made to only Carbone Holdings, LLC (an accredited investor), and were restricted in accordance with the requirements of the Securities Act of 1933.

         During May 2003, the Company agreed to convert a short term debt into a long term convertible secured promissory note, which the Company effectuated by issuing a promissory note payable to Active Management, LLC in the principal amount of $120,000 that matures on November 30, 2004. This promissory note provides that any amounts due thereunder may be converted, in whole or in part, into shares of the Company's common stock at the conversion price of thirty cents per share. In partial consideration of this agreement, Active Management, LLC also received a warrant to purchase 400,000 shares of common stock of the Company at a per-share exercise price of $.30. The issuances of this promissory note and warrants are claimed to be exempt, and the issuance of the common stock underlying this promissory note, if any, and warrants will be claimed to be exempt, pursuant to Rule 506 of Regulation D under the Act. No advertising or general solicitation was or will be employed in offering these securities. The offering and sale was made to only Active Management, LLC (an accredited investor), and were restricted in accordance with the requirements of the Securities Act of 1933.


         On June 13, 2003, the Company issued to Wire One Technologies, Inc. (an accredited investor) 211,433 shares of the Company's common stock in exchange for the release of an account payable owed by the Company to such vendor in the amount of $74,001.40. The sale of these shares is claimed to be exempt pursuant to Rule 506 of Regulation D under the Act. No advertising or general solicitation was or will be employed in offering these securities. The offering and sale was made to only Wire One Technologies, Inc. (an accredited investor), and were restricted in accordance with the requirements of the Securities Act of 1933.


         On June 30, 2003, the Company issued a warrant to acquire 644,510 shares of common stock at a per-share exercise price of $0.30 to Exim Corporation, in consideration of its agreement to modify certain terms (including an extension of the maturity date) of a promissory note previously issued by the Company. The terms of the restructured note also provide that any amounts due thereunder may be converted, in whole or in part, into shares of the Company's common stock at the conversion price of thirty cents per share. The issuance of this warrant is claimed to be exempt pursuant to Rule 506 of Regulation D under the Act. No advertising or general solicitation was or will be employed in offering these securities. The offering and sale was made to only Exim Corporation. (an accredited investor), and were restricted in accordance with the requirements of the Securities Act of 1933.

         On June 30, 2003, the Company issued a warrant to acquire 644,510 shares of common stock at a per-share exercise price of $0.30 to Henry Mellon, in consideration of its agreement to modify certain terms (including an extension of the maturity date) of a promissory note previously issued by the Company. The terms of the restructured note also provide that any amounts due thereunder may be converted, in whole or in part, into shares of the Company's common stock at the conversion price of thirty cents per share. The issuance of this warrant is claimed to be exempt pursuant to Rule 506 of Regulation D under the Act. No advertising or general solicitation was or will be employed in offering these securities. The offering and sale was made to only Henry Mellon (an accredited investor), and were restricted in accordance with the requirements of the Securities Act of 1933.




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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition


The Company records sales revenue at the time merchandise is delivered. The Company ensures the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC). In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", SAB No. 101, as amended, which sets forth the SEC staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized.

When product sales revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenues would result. Revenue from the licensing of patents is recognized at the time of a patent agreement is executed and the goods, services and/or cash consideration due the Company is received. Revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered. Our products typically carry a ninety day to five year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins.


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


RESULTS OF OPERATIONS

         Net Sales. In fiscal year 2003, net sales decreased to $1,032,761, down 86% from $7,452,346 in fiscal year 2002. In fiscal year 2003, the Company began to phase out its existing product lines for group video conferencing in favor of focusing its efforts on the VisiFone (broadband personal video telephone).

         Direct sales to end users were approximately $887,400 and $7,100,000 during fiscal years 2003 and 2002, respectively, a decrease of $6,212,600. This decrease is a direct result of the Company's decision to focus its efforts on launching a lower priced product line and the expiration of its agreement with RSI Marketing, LLC in December 2002.

         In fiscal year 2003, there were no OEM sales in contrast, fiscal year 2002 OEM sales accounted for approximately 2% of total net sales, or approximately $200,000. Fonytel, S.A. represented the only remaining OEM customer that purchased products in fiscal year 2002 and did not purchase any products in fiscal year 2003.


         Sales through resellers and distributors during fiscal 2003 were $145,361, compared to approximately $152,000 during fiscal year 2002. This fiscal years sales were derived from the sale of the Company's remaining new group videoconferencing inventory to one distributor.

         Net sales in the fourth quarter of fiscal year 2003 were approximately $23,114 compared to approximately $1,347,121 for the fourth quarter of fiscal year 2002. The decrease in net sales during the fourth quarter of fiscal year 2003 was primarily a result of selling a lower priced product line and a reduction in the actual number of sales made. Approximately $8,500 in revenue was derived from VisiFone sales and $14,614 was derived from the sale of remaining group videoconferencing products, whereas, all of the sales in fiscal year 2002 were derived from group video conferencing product lines.


         Average selling prices decreased during fiscal year 2003 compared to fiscal year 2002 as a result of the change in focus to the VisiFone from a group video conferencing system. The retail price of the VisiFone is now $599.00.

         To increase sales volume, the Company is focusing its efforts on developing and supporting its new product the VisiFone(TM) Personal Broadband Videophone. With this strategy, and an expected continuing market increase, the Company expects increased sales in fiscal year 2004 compared to fiscal year 2003.

         Gross Profit (Loss). The Company generated a gross loss of $(771,628) or (74.7%) of net sales for fiscal year 2003 compared to a gross profit of $1,796,177 or 24.1% of net sales for fiscal year 2002. Cost of goods sold in fiscal year 2003 amounted to $1,457,121 or 141% of net sales, compared to $5,656,169 or 75.9% of net sales in fiscal year 2002. This higher cost of goods sold as a percentage of net sales during fiscal year 2003 was due primarily to the sell off of the remaining group video conferencing line of products.

        Management expects gross margin percentages to stabilize to approximately 35% for fiscal year 2004.

         Research and Development Expenses. Research and development expenses were $71,992 or 7.06% of net sales for fiscal year 2003 compared to $275,617 or 3.7% of net sales for fiscal year 2002. Beginning in fiscal year 2002 and continuing in fiscal year 2003, the Company continued to minimize its overall development strategy by eliminating the majority of its internal development projects and focusing its resources on identifying opportunities to partner with other companies to share technology and jointly develop new products. This strategy has resulted in a reduction in the number of development employees and associated expenditures during fiscal year 2003 compared to fiscal year 2002. $71,227 of research and development expenses were associated with depreciation of computer software, equipment furniture and fixtures.

         Selling, General and Administrative Expenses. Selling general and administrative expenses were $3,045,054 or 294.8% of net sales for fiscal year 2003 compared to $3,017,637 or 40.5% of net sales for fiscal year 2002. The percentage increase was due to the lower sales volume and higher non-cash consulting expenses in fiscal year 2003 compared to fiscal year 2002.

                  During fiscal year 2003, the Company completed expense reduction measures to minimize net losses, conserve cash and re-position the Company for expected future sales growth. During fiscal year 2003, the Company terminated 7 positions across various functional areas of the Company. The Company has also continued to reduce other costs in the areas of facilities, communications, professional services and other support costs throughout fiscal year 2003. The Company believes it has maintained key personnel and outsourced additional personnel when necessary in all functional areas necessary to successfully execute its business strategy for fiscal year 2004.


         Other Income and Expense. In fiscal year 2003, other income and expense was ($135,926) compared to ($154,184) for fiscal year 2002. Other income was $320,907 in fiscal year 2003 compared to $1,980 in fiscal year 2002. The reason for this major difference was a one-time gain of $314,712 associated with the sale of deferred revenue contracts in fiscal year 2003. Interest income was $0 in fiscal year 2003 compared to $2,637 in fiscal year 2002. Amortization of original issue discount related to warrants was $349,892 compared to $26,560 in fiscal year 2002. Interest expense was $106,846 in fiscal year 2003 compared to $741,529 in fiscal year 2002. Other expense was $95 in fiscal year 2003 compared to $57,712 in fiscal year 2002.


         Net Operating Loss Carryforwards. The Company has net operating loss carryforwards for financial statement and income tax reporting purposes of approximately $23,100,000 which may be used to offset taxable income in future years. Changes in the Company's ownership have caused changes in ownership under section 382 of the Internal Revenue Code of 1996, which limits the use of the Company's net operating loss carryforwards existing as of the date of the ownership change. It is not anticipated that any limitation would have a material adverse effect on the Company.


         As a result of the above, the net loss for fiscal year 2003 was $4,466,390, or $0.29 per share, compared to a net loss of $1,651,261 or $0.13 per share for fiscal year 2002. In connection with its strategic plan, the Company is forming key new strategic relationships, has restructured operations, in preparation for launching its new product line and believes it is well positioned to establish the VisiFone(TM) as a new consumer electronics product, thereby increasing future revenues and achieving potential profitability in the future.

        Total non-cash items amounted to $2,029,296 for fiscal year 2003, compared to $603,721 in fiscal year 2002. Depreciation and amortization of $338,143 in fiscal year 2003, compared to $358,999 in fiscal year 2002, amortization of original issue discount of $349,892 in fiscal year 2003, compared to $26,560 in fiscal year 2002, impairment of software and covenants not to compete $441,790 for fiscal year 2003, common stock for services rendered $602,456 in fiscal year 2003, compared to $143,633 in fiscal year 2002, common stock warrants for services rendered $292,581 in fiscal year 2003, compared to $0 in fiscal year 2002 and compensation related to stock options of $4,434 in fiscal year 2003, compared to $74,529 in fiscal year 2002.



LIQUIDITY AND CAPITAL RESOURCES

         Cash and Cash Equivalents. Cash and cash equivalents totaled $7,784 on June 30, 2003 compared to $0 on June 30, 2002.

         Net Cash provided by Operating Activities. The amount of cash provided by operating activities was $28,074 during fiscal year 2003 compared to cash used in operating activities of $1,715,807 during fiscal year 2002. The amount of cash provided by operating activities during fiscal year 2003 resulted from the company's efforts to reduce accounts receivable, selling of slow moving inventory, and the issuance of common stock in lieu of cash compensation to consultants.


         In connection with its change in focus to the personal broadband videophone line of products, business volume decreased approximately 98% during fiscal year 2003, accounts receivable decreased $1,267,176 from June 30, 2002 to June 30, 2003, or approximately 98%. Accounts payable increased $360,830 due to delays in payments to vendors during the fiscal year which continued though
June 30, 2003. Such delays were necessary in order for the Company to preserve cash for operations while completing its efforts to obtain additional capital.


         Total inventories decreased $1,080,582 as of June 30, 2003 compared to June 30, 2002 primarily as a result of the Company's change in focus to selling the Company's personal videophone. Overall inventory levels are expected to increase during fiscal year 2004 as the Company launches its new VisiFone.


         Net Cash Used in Investing Activities. Cash used in investing activities during fiscal year 2003 was $61,620 compared to $135,149 fiscal year 2002.

         Net Cash Provided by Financing Activities. Cash provided by financing activities during fiscal year 2003 was $41,330. The Company received proceeds of $610,000 from the net proceeds of private common stock and warrant placements, $686,706 from the issuance of a subordinated note payable which included the issuance of warrants, $40,521 from the exercise of stock options by former employees and $1,295,897 was used to repay the Company's secured credit facility.


         On September 8, 2002 the Company issued 83,333 shares of common stock to an accredited investor at $.60 per share, which was purchased under a Stock Purchase Agreement for a total price of $49,999.80. In connection with the Stock Purchase Agreement, the Company issued warrants to purchase 83,333 shares of its common stock at a price of $.60 per share to this same accredited investor.

         On September 18, 2002 the Company issued 333,333 shares of common stock purchased by an accredited investor at $.60 per share, which was purchased under a Stock Purchase Agreement for a total price of $199,999.80. On September 28, 2002 the Company issued 166,666 shares of common stock purchased by an accredited investor at $.60 per share under a Stock Purchase Agreement for a total price of $99,999.60. In connection with the Stock Purchase Agreement, the Company issued warrants to purchase 166,666 shares of its common stock at a price of $.60 per share to this same accredited investor.

         On September 28, 2002, in consideration of consulting services provided by a third party, the Company issued warrants to purchase 350,000 shares of its common stock at a price of $.60 per share. These warrants were valued at $254,205 using the Black-Scholes pricing model.


            During March 2003, the Company entered into agreements with two accredited investors (Henry Harris, Sr. and Henry Harris, Jr.) whereby these investors would purchase from the Company an aggregate of 1,040,000 shares of common stock at a per-share purchase price of $.25 for an aggregate offering amount of $260,000. Each of these investors also received a five year warrant to purchase one share of common stock of the Company at a per-share exercise price of $.25 for each share of common stock purchased in this offering.

        During March 2003, in consideration of consulting services provided by a third party, the Company issued warrants to purchase 260,000 shares of its common stock at a price of $.25 per share. These warrants were valued at $38,376 using the Black-Scholes pricing model.


During May 2003, the Company agreed to convert currently payable short term indebtedness into a long term, convertible, secured, promissory note issued by the Company to Carbone Holdings, LLC in the principal amount of $300,000. This promissory note provides that any amounts due thereunder may be converted , in whole or in part, into shares of the Company's common stock at the conversion price of thirty cents per share. In partial consideration of this agreement Carbone Holdings, LLC also received a warrant to purchase 1,000,000 shares of common stock of the Company at a per-share exercise price of $.30. These warrants were valued at $300,000 using the Black-Scholes pricing method.

During May 2003, the Company agreed to convert currently payable short term indebtedness into a long term, convertible, secured, promissory note issued by the Company to Active Management, LLC in the principal amount of $120,000. This promissory note provides that any amounts due thereunder may be converted , in whole or in part, into shares of the Company's common stock at the conversion price of thirty cents per share. In partial consideration of this agreement Active Management, LLC also received a warrant to purchase 400,000 shares of common stock of the Company at a per-share exercise price of $.30. These warrants were valued at $120,000 using the Black-Scholes pricing method.


        On June 13, 2003, the Company issued to Wire One Technologies, Inc. (an accredited investor) 211,433 shares of the Company's common stock in exchange for the release of an account payable owed by the Company to such vendor in the amount of $74,001.40.



         Our previous line of credit (secured by virtually all of our assets) matured on December 5, 2002, at a time when we did not have sufficient funds to pay the outstanding balance owed under the line. This situation entitled the lender, Silicon Valley Bank, to liquidate our assets, possibly causing us to cease operations or seek bankruptcy protection. However, on June 26, 2003, Silicon Valley Bank assigned its rights under the loan. The outstanding balance owed by us on this loan was approximately $386,200 as of June 30, 2003. Exim Corporation and Henry Mellon, two of our stockholders with whom we are on favorable terms acquired this debt obligation. On June 30, 2003, the Company entered into an agreement with Exim Coorporation and Henry Mellon to restructure certain terms of this indebtedness which included the execution and delivery of a separate promissory note to each of them. The restructured promissory notes extended the maturity date for 18 months until December 31, 2004, reduced the interest rate to 12% per annum and require no payments other than quarterly interest payments. The terms of the restructured notes also provide that any amounts due thereunder may be converted, in whole or in part, into shares of the Company's common stock at the conversion price of thirty cents ($0.30) per share. On December 31, 2004, the remaining balance of the loan will become due. At that time, unless conversion has been requested, we will have to pay the outstanding balance owed, or enter into an agreement with our lenders to modify the loan terms again, or face the possible assertion of secured creditor's rights and remedies. Nevertheless, we believe that the assignment of the loan as just described represents a favorable development, giving to us much needed time to reorganize our business focus. Exim Corporation. and Henry Mellon each received a warrant to purchase 644,510 shares of common stock of the Company at a per-share price of $0.30. These warrants were valued at $193,353 each using the Black-Scholes pricing model.


We note that, even before the Silicon Valley Bank loan matured, we were not in compliance with certain of the covenants in the documentation governing this loan, and the possibility exists that we may fail in the future to comply with covenants governing our borrowing arrangements. In addition to the default on the former Silicon Valley Bank indebtedness, we were also in default on all monthly interest payments due on two subordinated secured convertible notes in the aggregate original principal amount of $300,000 that were originally scheduled to mature in full on June 30, 2003. We have modified these notes so that all principal of and accrued but unpaid interest on these subordinated notes shall be due and payable in full on December 31, 2003, At that time, we will have to pay the outstanding balance owed or modify the terms of the notes again, or else face the possible assertion of creditor's rights and remedies.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         The following Consolidated Financial Statements and Report of Independent Accountants thereon are included herein.

                                                                          Page

         Independent Auditors' Report                                      1

         Consolidated Balance Sheets as of June 30, 2003 and 2002          2

         Consolidated Statements of Operations for the years ended
         June 30, 2003 and 2002                                            3

         Consolidated Statements of Stockholders' Equity for the years
         ended June 30, 2003 and 2002                                      4

         Consolidated Statements of Cash Flows for the years ended
         June 30, 2003 and 2002                                            5

         Notes to Consolidated Financial Statements                        6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

Item 8a.    Controls And Procedures

       As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                             Directors and Officers

         The directors and executive officers of the Company are as follows:

         Name                    Age               Positions

         John C. Harris          42              Chairman of the Board, Chief
                                                 Executive Officer and President


         Brian Day               40              Director

         Gerard Dube             49              Director

         W.R. Howell             67              Director

         Charles Rey             56              Director


         John Harris has been a director and Chief Executive and President of the Company since February 2001. From May until December 2000, Mr. Harris served as Chief Executive Officer of Diversified Technologies Group, Inc.
a company that provides enhanced fax services. From October 1999 until May 2000, Mr. Harris was Chief Executive Officer of CBQ, Inc. an e-business solutions provider. From March of 1999 until joining CBQ, Inc. Mr. Harris served as President of Paragon Innovations, Inc. an embedded device design firm. From 1986 until 1998, Mr. Harris was President and CEO of CompuNet Support Systems, Inc. CompuNet provided networking, systems integration and business building applications.

         Brian Day has been a director of the Company since October 2001 and is the Chief Financial Officer of Life Harbor, Mr. Day joined Life Harbor in June 2003, Mr. Day was Chief Financial Officer of Octave Communications, Inc., an audio communications technology company, from June 1999 until March 2003. From September 1998 to June 1999, Mr. Day was Chief Financial Officer of Healthtrax Inc. and prior to that, Chief Financial Officer of Span Instruments, Inc.

         Gerard Dube has been a director of the Company since November 2001. Mr. Dube is currently President of Xtend, Inc. a wireless telecommunications services company. Mr. Dube founded Xtend, Inc. in September 2001. From
December 1999 until September 2001 Mr. Dube was employed by the Internet consulting firm, Zefer, as co-founder and Executive Vice President. From 1994 to 1999, he served in senior executive level positions with Computer Sciences Corp, including President of the Integrated Business Services unit.

         W. R. Howell has been a director of the Company since October 2001. Mr. Howell has been Chairman Emeritus of J.C. Penney Inc. since 1997 and was Chief Executive Officer of J.C. Penney from 1983 to 1996. Mr. Howell is also a director of American Electric Power, Deutsche Bank Trust Company
Americas, ExxonMobil, Halliburton, Pfizer, and Williams Companies.

         Charles Rey has been a director of the Company since October 2001 and has been Chief Executive Officer of Heartland Direct Group marketing company since 1975. Mr. Rey is also Chairman of the Board of POPS Direct, a consumer Internet marketing company.

         The authorized number of directors of the Company is presently fixed at five. Each director serves for a term of one year that expires at the following annual stockholders' meeting. Executive officers are appointed by the Board of Directors and serve until their successors are appointed.

         There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer. Specifically, John Harris, President and CEO is no relation to Henry Harris, Sr.

         The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee supervises the financial affairs of the Company and generally reviews the results and scope of the audit and other services provided by the Company's independent accountants and reports the results of their review to the Board and to the Company's management. The Compensation Committee has general responsibility for management of compensation matters, including compensation arrangements for officers and incentive compensation for employees of the Company. Currently the Audit Committee consists of Messrs Brian Day and Charles Rey. The Compensation committee consists of Messrs W.R. Howell and Gerard Dube.

                        Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Based solely on its review of written representations from certain reporting person, the Company believes that, during fiscal 2003, each of its officers, directors and greater than ten percent stockholders complied with all such applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

                           Summary Compensation Table

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer as of June 30, 2003 for services in all capacities to the Company during fiscal years ended June 30, 2003, 2002 and 2001 (for purposes of this Item 10, the Chief Executive Officer of the Company is referred to herein as the "Named Executive Officer"). Other than for the individual listed below, no person received cash compensation of more than $100,000 in fiscal year ended June 30, 2003.

                         Summary Compensation Table (1)

                           Annual                             Long-Term
                           Compensation                       Compensation

(a)                  (b)            (c)        (f)          (g)          (i)

                                            Restricted  Securities      All
Name and            Fiscal                     Stock    Underlying      Other
Principal Position   Year         Salary       Awards    Options    Compensation


John C. Harris       2001(2)       45,500       0              0           0
CHIEF EXECUTIVE      2002         130,000       0            250,000       0
OFFICER AND          2003         130,000       0              0           0

PRESIDENT
----------------------
(1) The Columns designated by the U.S. Securities and Exchange Commission for the reporting of bonuses, other annual compensation and long-term incentive plan payouts have been eliminated as no such bonuses, annual compensation or payouts were paid to any specified person during any fiscal year covered by the table.
(2)      Mr. Harris became President and CEO in February 2001.

                               Stock Option Grants

                  The Company did not grant any stock options to the Named Executive Officer during the fiscal year ended June 30, 2003.

                  Option Exercises/Value of Unexercised Options

         The Named Executive Officer did not exercise any stock options during the fiscal year ended June 30, 2003. The Company has not granted any SAR's of any kind. The following table sets forth the number of securities underlying options exercisable at June 30, 2003, and the value at June 30, 2003 of exercisable in-the-money options remaining outstanding as to the Named Executive Officer.


                       Aggregated Option Exercises in Last
                Fiscal Year and Fiscal Year End Option Values (1)

(a)                     (d)                                      (e)

                       Number of Securities
                       Underlying Unexercised              Value of Unexercised
                       Options at June 30, 2003          in-the-Money Options at
                         (Numbers of Shares)               June 30, 2003(2)
Name                   Exercisable   Unexercisable    Exercisable  Unexercisable

John C. Harris            156,250        93,750            -0-          -0-
CHIEF EXECUTIVE
OFFICER AND
PRESIDENT
--------------------
(1) The Columns designated by the U.S. Securities and Exchange Commission for the reporting of the number of shares acquired upon exercise and the value realized have been eliminated as no options were exercised by any specified person during any fiscal year covered by the table.
(2) Based on the June 30, 2003 closing bid price of the Company's Common Stock of $.48 per share.

                              Director Compensation

         The Board of Directors of the Company has established the following compensation policies for non-employee directors of the Company. Under the Company's 1994 Stock Plan, each non-employee director is granted, upon election to the Board, an option to purchase 20,000 shares of Common Stock, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. After the year of election, each non-employee director will also receive annually an option to purchase 5,000 shares of Common Stock exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. During fiscal year 2003, options to acquire zero shares of the Company's Common Stock were granted to non-employee directors, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. Directors who are employees of the Company receive no additional compensation for serving as directors.

                   Compensation Agreements with Key Personnel

         The Company currently has no written employment contracts or other written compensation agreements with John C. Harris, currently the Company's sole executive officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of September 30, 2003, the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such group or person. The address for all directors and officers of the Company is Viseon, Inc., 8445 Freeport Parkway, Suite 245, Irving, TX 75063.









         Name and Address of                         Beneficial Ownership
         Beneficial Owner                     Number                     Percent

         Brian Day                              40,000 (1)                  *

         Gerard Dube                            57,500 (2)                  *

         John Harris                           187,500 (3)                  *

         W.R. Howell                           240,000 (4)               1.31%

         Charles Rey                           154,800 (5)                  *

         All Current Executive Officers and    679,800 (6)                3.49%
           Directors as a Group (5 persons)

         Digital Investors, LLC              2,870,279 (7)               15.83%
         16901 N. Dallas Parkway
         Suite 230
         Addison, TX  75001

         Richard Craven                      2,557,207 (8)               14.10%
         5200 Wilson Road #200
         Edina, MN 55424

         Henry F. Harris, Sr.               2,500,000 (9)                13.79%
         575 E. Evergreen Avenue,
         Wyndmoor, Pennsylvania 19038

         Henry C.S. Mellon                  1,073,814 (10)                5.92%
         4 Driftwood Landing
         Gulf Stream, Florida 33483
--------------------
* Indicates ownership of less than 1%.

(1) Includes 40,000 shares that may be acquired within 60 days upon the exercise of stock options.
(2) Includes 17,500 shares that may be acquired within 60 days upon the exercise of stock options.
(3) Includes 187,500 shares that may be acquired within 60 days upon the exercise of stock options.
(4) Includes 40,000 shares that may be purchased pursuant to options that are currently exercisable, and 200,000 shares that may be purchased pursuant to warrants currently exercisable.
(5) Includes 40,000 shares that may be acquired within 60 days upon the exercise of stock options.
(6) Includes 345,000shares that may be acquired within 60 days upon the exercise of stock options or warrants.
(7) Includes 870,332 shares that may be acquired within 60 days upon the exercise of stock warrants.
(8) Includes 55,000 shares that may be acquired within 60 days upon the exercise of stock options.
 (9) Includes 1,000,000 shares that may be acquired within 60 days upon the exercise of stock warrants.
(10) Includes 400,000 shares held directly and 350,000 shares that may be acquired within 60 days upon the exercise of stock warrants; also includes 285,714 shares held directly by Mellon Group, Inc., a corporation of which Mr. Mellon is the President, and 38,100 shares that may be acquired by the Mellon Group, Inc. within 60 days upon the exercise of stock warrants.


                            Equity Compensation Plans

            The Company has two equity compensation plans for its employees, directors and consultants pursuant to which options, rights or shares may be granted or issued. These plans include the Company's Year 2003 Consultant Compensation Plan (the "Consultant Plan") and the Company's 1994 Stock Plan. In accordance with requirements of the U.S. Securities and Exchange Commission, further information on the material terms of the Consultant Compensation is given below.

            The following table provides information as of June 30, 2003 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

                      Equity Compensation Plan Information

                                                           Number of securities
                                                           remaining available
                                                       for future issuance under
             Number of securities to  Weighted-average   equity compensation
            be issued upon exercise  exercise price of     plans (excluding
            of outstanding options,  outstanding options,  securities reflected
              warrants and rights    warrants and rights       in column (a))
 Plan category        (a)                    (b)                       (c)

 Equity compensation   915,500           $1.91                   1,415,750
 plans approved by
 security holders

Equity compensation        -0-               -0-                 3,534,988
plans not approved by
security holders

         Total         915,500            $1.91                  4,950,738


                Company's Year 2003 Consultant Compensation Plan

         The following is a description of the material features of the Consultant Plan

         General. On January 10, 2003, the Company's Board of Directors approved the Consultant Plan. The Consultant Plan provides for the grant of shares of the Company's Common Stock to certain outside consultants of the Company who assist in the development and success of the business of the Company to reward them for their services and to encourage them to continue to provide services to the Company.

         Administration. The Consultant Plan is administered by a committee (the "Committee") of not less than two directors of the Company selected by, and serving at the pleasure of, the Company's Board of Directors.

         Eligibility. The Committee has substantial discretion pursuant to the Consultant Plan to determine the persons to whom shares of Common Stock are awarded and the amounts and restrictions imposed in connection therewith. Pursuant to authority provided for in the Consultant Plan, the Committee conferred upon the President and Chief Executive Officer of the Company the authority to grant awards from time to time pursuant to the Consultant Plan on his own initiative without the prior approval of the Committee, provided that the grants are limited (with respect to any particular award) to an aggregate number of shares having a maximum aggregate value of $50,000 and (with respect to all awards) to an aggregate number of shares having a maximum aggregate value of $500,000. Under the Consultant Plan, awards may be made only to individuals who are outside consultants, or directors, officers, partners or employees of outside consultants, of the Company or a subsidiary. The number of consultants employed by the Company varies.

         Shares Subject to the Consultant Plan. Five million (5,000,000) shares of Common Stock are authorized to be awarded pursuant to the Consultant Plan. Any shares awarded and later forfeited are again subject to award or sale under the Consultant Plan. Awards may be made pursuant to the Consultant Plan until no further shares are available for issuance or until January 9, 2013, whichever occurs first.

         Previous Awards. The Company has awarded 1,929,808 shares of Common Stock pursuant to the Consultant Plan as of September 30, 2003.

         Restrictions. The Board may, in its discretion, place restrictions and conditions in connection with any particular award of shares pursuant to the Consultant Plan. Shares awarded subject to a condition are, in general, non-assignable until the condition is satisfied.

         Change in Control. All restrictions imposed on restricted stock grants lapse upon a change in control of the Company. For these purposes, a change of control in the Company is generally deemed to have occurred at such time as (a) any person acquires 30% or more of the combined voting power of the Company's outstanding securities; or (b) incumbent directors cease to constitute at least a majority of the Company's Board of Directors, unless the change in directors was approved by at least a majority of the incumbent directors; or (c) merger, consolidation, share exchange, or sale of all or substantially all the assets of the Company occurs, unless such merger or consolidation shall have been affirmatively recommended to the Company's stockholders by a majority of the incumbent board.

         Anti-dilution. The Consultant Plan carries certain anti-dilution provisions concerning stock dividends, stock splits, consolidations, mergers, recapitalizations and reorganizations.

         Amendment and Termination. The Company's Board of Directors may terminate or amend the Consultant Plan in any respect at any time, except no action of the Company's Board of Directors, the Committee or the Company's stockholders, however, may, without the consent of a participant, alter or impair such participant's rights under any restricted shares previously granted.

         Term. The Consultant Plan shall expire on January 9, 2013 unless sooner terminated except as to restricted share grants outstanding on that date.

         Federal Income Tax Consequences. The following brief summary of the principal Federal income tax consequences of transactions under the Consultant Plan is based on current Federal income tax laws. This summary is not intended to constitute tax advice and, among other things, does not address possible state or local tax consequences. Accordingly, a participant in the Consultant Plan should consult a tax advisor with respect to the tax aspects of transactions under the Consultant Plan.

         Unrestricted Stock Grants. The tax consequences of other stock or cash-based awards will depend on the specific terms of each award.

         Restricted Stock Grants. Upon receipt of restricted stock, a participant generally will recognize taxable ordinary income when the shares cease to be subject to restrictions in an amount equal to the fair market value of the shares at such time. However, no later than 30 days after a participant receives the restricted stock, the participant may elect to recognize taxable ordinary income in an amount equal to the fair market value of the shares at the time of receipt. Provided that the election is made in a timely manner, when the restrictions on the shares lapse, the participant will not recognize any additional income. If the participant forfeits the shares to the Company (e.g., upon the participant's termination prior to expiration of the restriction period), the participant may not claim a deduction with respect to the income recognized as a result of the election. Dividends paid with respect to shares of restricted stock generally will be taxable as ordinary income to the participant at the time the dividends are received.

         Tax Consequences to the Company. The Company generally will be entitled to a deduction at the same time and in the same amount as a participant recognizes ordinary income, subject to the limitations imposed under Section 162(m).

         Tax Withholding. The Company has the right to deduct withholding taxes from any payments made pursuant to the Consultant Plan or to make such other provisions as it deems necessary or appropriate to satisfy its obligations to withhold federal, state or local income or other taxes incurred by reason of payment or the issuance of Common Stock under the Consultant Plan or the lapse of restrictions on grants upon which restrictions have been place.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On January 18, 2002, the Company issued 2,314,285 shares of common stock purchased by Digital at $.35 per share under an amended Stock Purchase Agreement for a total gross price of $810,000. Net proceeds from the transaction were $809,999.75.


         On June 30, 2003, Henry Mellon and Exim Inc. acquired the debt obligation of the Company under our line of credit (secured by virtually all of our assets) existing pursuant to the loan agreement entered into by the Company and Silicon Valley Bank. This credit facility had matured on December 5, 2002 and the outstanding balance owed by the Company on this loan was approximately $386,200 as of June 30, 2003. Mr. Mellon is a beneficial owner of approximately 5.92% of our common stock as computed in accordance with SEC requirements. At the time of Mr. Mellon's and Exim's acquisition of this loan, the terms of the loan were modified so that the Company is required to pay only interest on the loan for 18 months at a rate of 12% per annum until December 31, 2004, at which time the loan will become due or the note holders may convert the loan into common stock at $0.30 per share. At that time, the Company will have to pay the outstanding balance owed or face the possible assertion of secured creditor's rights and remedies.


                                    PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(i) Consolidated Financial Statements:

          Report of Independent Auditors ...................................1

          Consolidated Balance Sheets as of June 30, 2003 ................. 2

          Consolidated Statements of Income for the years
          ended June 30, 2003 and 2002  ................................... 3

          Consolidated Statements of Stockholders' Equity
          for the years ended June 30, 2003 and 2002 .......................4

          Consolidated Statements of Cash Flows for the
          years ended June 30, 2003 and 2002  ............................. 5

          Notes to Consolidated Financial Statements .......................6


(ii) Exhibits:

         The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit No.       Description

2.1         Plan of Merger between RSI Systems,  Inc. and Viseon, Inc. (filed as
            Exhibit 10.40 to the Company's March 2001 10-QSB and incorporated herein by reference).
3.1 Articles of Incorporation of Viseon, Inc. (filed as Exhibit 3.1 to the Company's S-2/A Registration Statement dated July 25, 2001 and incorporated herein by reference).
3.2         Certificate  of  Amendment  of Articles of  Incorporation  (filed as
            Exhibit 3.1 to the Company's S-2 Registration Statement dated July 25, 2001 and incorporated herein by reference).
3.3 Bylaws of Viseon, Inc. (filed as Exhibit 3.1 to the Company's S-2/A Registration Statement dated July 25, 2001 and incorporated herein by reference).
4.1 Form of Warrant granted to RSI Marketing, LLC. (filed as Exhibit A to Exhibit 10.36 to the Company's March 31, 2001 10-QSB and incorporated herein by reference).
4.2 Form of Warrant granted to Active Management, LLC.(filed as Exhibit A to Exhibit 10.38 to the Company's March 31, 2001 10-QSB and incorporated herein by reference).
10.1 1994 Stock Plan. (filed as Exhibit 10.5 to the SB-2 Registration Statement and incorporated herein by reference).
10.2 Manufacturing Agreement with Altron, Inc. dated August 10, 1996 (filed as Exhibit 10.21 to the Form 10-KSB Annual Report of the Company for 1996, File No. 000-27106 (the "Company's 1996 10-KSB") and incorporated herein by reference).
10.3 Registration Rights Agreement by and between Company and Digital Investors, LLC, dated as of February 23, 2001 (filed as Exhibit
            10.35 to Company's March 2001 10-QSB the Form 10-QSB Report of the Company for Period ended March 31, 2001, File No. 000-27106 (the "Company's March 2001 10-QSB" and incorporated herein by reference).
10.4 Registration Rights Agreement by and between Company and RSI Marketing, LLC, dated as of February 23, 2001 (filed as Exhibit
            10.37 to Company's March 2001 10-QSB and incorporated herein by reference).
10.5 Management and Consulting Agreement by and between Company and Active Management, LLC, dated as of February 23, 2001 filed as
            Exhibit 10.38 to Company's March 2001 10-QSB and incorporated herein by reference).
10.6 Registration Rights Agreement by and between Company and Active Management, LLC, dated as of February 23, 2001 (filed as Exhibit
            10.39 to Company's March 2001 10-QSB and incorporated herein by reference).
10.7 Licensing and Manufacturing Agreement with Mike Prell d/b/a Dallas Computer Recovery, dated April 12, 2001 (filed as Exhibit 10.42 to Company's March 2001 10-QSB and incorporated herein by reference).
10.8 Non-Competition, Confidentiality and Assignment Agreement with King Research, LLC, and Jeff Clem, dated April 12, 2001 (filed as Exhibit
            10.43 to Company's March 2001 10-QSB and incorporated herein by reference).
10.9 Non-Competition, Confidentiality and Assignment Agreement with King Research, LLC, dated April 12, 2001 (filed as Exhibit 10.44 to Company's March 2001 10-QSB and inncorporated herein by reference).
10.10 Non-Competition, Confidentiality and Assignment Agreement with King Research, LLC, Mike Prell and Mike Prell d/b/a Dallas Computer Recovery, dated April 12, 2001 (filed as Exhibit 10.45 to
            Company's  March  2001 10-QSB and incorporated herein by reference).
10.11 Non-Competition, Confidentiality and Assignment Agreement with King Research, LLC, and Andrew Sears, dated April 12, 2001 (filed as
            Exhibit 10.46 to Company's March 2001 10-QSB and incorporated herein by reference).
10.12 Loan and Security Agreement (Domestic) (filed as Exhibit 10.51 to Company's December 2001 10-QSB the Form 10-QSB Report of the Company for Period ended December 31, 2001, File No. 000-27106 (the "Company's December 2001 10-QSB") incorporated herein by reference
10.13 Loan and Security Agreement (EXIM) (filed as Exhibit 10.52 to Company's December 2001 10-QSB and incorporated herein by reference).
10.14 EXIM Borrower Agreement (filed as Exhibit 10.53 to Company's December 2001 10-QSB and incorporated herein by reference).
10.15 EXIM Note (filed as Exhibit 10.54 to Company's December 2001 10-QSB and incorporated herein by reference).
10.16 Integration Letter Agreement (Domestic) (filed as Exhibit 10.55 to Company's December 2001 10-QSB and incorporated herein by reference).
10.17 Integration Letter Agreement (EXIM) (filed as Exhibit 10.56 to Company's December 2001 10-QSB and incorporated herein by reference).
10.18 IP Agreement (filed as Exhibit 10.57 to Company's December 2001 10-QSB and incorporated herein by reference).
10.19 First Amendment to Loan Agreement (filed as Exhibit 10.58 to Company's March 2002 10-QSB and incorporated herein by reference).
10.20 Second Amendment to Loan Agreement (filed as Exhibit 10.60 to the Form 10-KSB Annual Report of the Company for 2002 File No. 000-27106 (the "Company's 2002 10-KSB") and incorporated herein by reference).
10.21 Exclusive Distribution Agreement (filed as Exhibit 10.61 to the Company's 2002 10-KSB and incorporated herein by reference).
10.22       Promissory Note between the Company and EXIM Corporation (filed as
            Exhibit 23.3 to the Company's SB-2/A Registration Statement dated August 1, 2003 and incorporated herein by reference).
10.23 Promissory Note between the Company and Henry Mellon dated (filed as Exhibit 23.4 to the Company's SB-2/A Registration Statement dated August 1, 2003 and incorporated herein by reference).
10.24       Assignment of Note and Liens
10.25       Third Amendment to Loan Agreement
10.26       Warrant in favor of Henry Mellon
10.27       Warrant in favor of EXIM Corporation
10.28       Warrant in favor of EXIM Corporation
10.29       Registration Rights Agreement in favor of Henry Mellon
10.30       Registration Rights Agreement in favor of EXIM Corporation
10.31       Piggyback Registration Rights Agreement in favor of Henry Mellon
10.32       Piggyback Registration Rights Agreement in favor of EXIM Corporation
10.33 Agreement with Comlink Video regarding purchase of group videoconferencing assets
10.34       Warrant in favor of Henry Mellon
10.35       Promissory Note between the Company and Judas, Inc. dated June 30,
            2002
10.36       Agreement Amending Promissory Note between the Company and Judas,
            Inc.
10.37       Warrant in favor of Judas, Inc.
10.38       Warrant in favor of Judas, Inc.
10.39       Piggyback Registration Rights Agreement in favor of Judas, Inc.
10.40       Promissory Note between the Company and Michelle Norwood dated June
            30, 2002
10.41       Agreement Amending Promissory Note between the Company and Michelle
            Norwood
10.42       Warrant in favor of Michelle Norwood
10.43       Warrant in favor of Michelle Norwood
10.44       Piggyback Registration Rights Agreement in favor of Michelle Norwood
10.45 Agreement to Convert Short-Term Debt to Long-Term Note between the Company and Carbone Holdings, L.L.C. dated May 31, 2003
10.46 Promissory Note between the Company and Carbone Holdings, L.L.C. dated May 31, 2003
10.47 Agreement to Convert Short-Term Debt to Long-Term Note between the Company and Active Management, L.L.C. dated May 31, 2003
10.48 Promissory Note between the Company and Active Management, L.L.C. dated May 31, 2003
23.01       Consent of Virchow, Krause & Company, L.L.P.
24.01       Power of attorney from directors (included in signature page hereof
31.1        Sarbanes Oxley Section 302 Certification.
32.1        Sarbanes Oxley Section 906 Certification
99.01       The Company's Year 2003 Consultant  Compensation Plan (filed as
            Exhibit 4.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-102551) filed January 16, 2003.

(b) Reports on Form 8-K

         None.

Item 14. Principal Accountant Fees and Services.

            Virchow, Krause & Company, LLP, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2003 and 2002. Virchow, Krause & Company, LLP has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

            Virchow, Krause & Company, LLP was paid aggregate fees of $70,145 and $26,980 for the fiscal years ended June 30, 2003 and 2002 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the consolidated financial statements included in Company's quarterly reports on Form 10QSB during these fiscal years.

Audit-Related Fees

            Virchow, Krause & Company, LLP was not paid any additional fees for the fiscal year ended June 30, 2003 and June 30, 2002 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

           Virchow, Krause & Company, LLP was paid aggregate fees of $3,600 and $580 for the fiscal years ended June 30, 2003 and 2002 for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

            Virchow, Krause & Company, LLP was paid aggregate fees of $7,985 and $5,185 for the fiscal years ended June 30, 2003 and 2002 for other professional services.

                          VISEON, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



Independent Auditors' Report                                                 1

Consolidated Financial Statements

    Consolidated Balance Sheets                                              2

    Consolidated Statements of Operations                                    3

    Consolidated Statements of Stockholders' Equity (Deficit)                4

    Consolidated Statements of Cash Flows                                    5

    Notes to Consolidated Financial Statements                          6 - 21

                          INDEPENDENT AUDITORS' REPORT




Stockholders and Board of Directors
Viseon, Inc.


We have audited the accompanying consolidated balance sheets of Viseon, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viseon, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring operating losses, negative cash flows from operations for the year, a working capital deficit, and a stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ VIRCHOW, KRAUSE & COMPANY, LLP







Minneapolis, Minnesota
October 6, 2003

                          VISEON, INC. AND SUBSIDIARIES

                           See accompanying notes to consolidated financial
statements.



                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2003 and 2002



                                     ASSETS
                                                   2003               2002
                                               ------------     --------------
CURRENT ASSETS
    Cash and cash equivalents                  $     7,784   $            -
    Accounts receivable, net of allowance
      for doubtful accounts of $0 and
      $144,160 at 2003 and 2002                     46,955          1,314,131
    Inventories (note 3)                             7,079          1,087,661
    Prepaid expenses                                46,573             39,984
                                             ----------------   ----------------
        Total Current Assets                       108,391          2,441,776
                                             ----------------   ----------------


PROPERTY AND EQUIPMENT, NET                         71,882            720,431
                                             ----------------   ----------------


INTANGIBLE ASSETS, NET                             110,898            204,529
                                             ----------------   ----------------


               TOTAL ASSETS               $        291,171   $      3,366,736
                                          ================   ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Checks issued in excess of cash
        in bank                          $              -   $         51,919
    Revolving credit facility,
        net (note 7)                                    -          1,269,339
    Subordinated notes payable                    228,296                  -
    Current portion of capital
        lease obligations                               -              4,017
    Accounts payable                            1,840,597          1,479,767
    Accrued expenses                              104,692            204,745
    Deferred revenue                                    -            298,708
                                            ----------------   ----------------
        Total Current Liabilities               2,173,585          3,308,495
                                            ----------------   ----------------


LONG-TERM LIABILITIES
    Subordinated notes payable                     23,333                  -
                                            ----------------   ----------------


        Total Liabilities                       2,196,918          3,308,495
                                            ----------------   ----------------


COMMITMENTS AND CONTINGENCIES (note 10)


STOCKHOLDERS' EQUITY (DEFICIT) (note 12)
    Preferred stock, $.01 par value per share
        5,000,000 shares authorized
        no shares issued and outstanding               -                  -
    Common stock, $.01 par value per share
        50,000,000 shares authorized
        17,829,829 and 14,172,066 shares
        issued and outstanding                    178,298            141,720
    Additional paid-in capital                 24,179,469         21,713,645
    Accumulated deficit                       (26,263,514)       (21,797,124)
                                            ----------------   ----------------
        Total Stockholders' Equity (Deficit)   (1,905,747)             58,241
                                            ----------------   ----------------


 TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                  $        291,171   $      3,366,736
                                          ================   ================

                See accompanying notes to consolidated financial
                                  statements.

                          VISEON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2003 and 2002


                                                   2003             2002
                                           --------------    --------------

NET SALES                                  $     1,032,761   $    7,452,346

COST OF GOODS SOLD                               1,457,121        5,656,169
INVENTORY WRITEDOWN TO LOWER OF COST
        OR MARKET                                  347,268                -
                                            ---------------   --------------

    Gross Profit (Loss)                           (771,628)        1,796,177

RESEARCH AND DEVELOPMENT                             71,992          275,617
SELLING, GENERAL AND ADMINISTRATIVE               3,045,054        3,017,637
IMPAIRMENT EXPENSE                                  441,790                -
                                             ---------------   ---------------

    Operating Loss                               (4,330,464)      (1,497,077)
                                              ---------------   ---------------

OTHER INCOME (EXPENSE)
    Other income                                    320,907            1,980
    Interest income                                       -            2,637
    Amortization of original issue discount        (349,892)         (26,560)
    Interest expense                               (106,846)         (74,529)
    Other expense                                       (95)         (57,712)
                                               ---------------   ---------------
        Other Expense, Net                         (135,926)        (154,184)
                                                --------------   ---------------



    NET LOSS                                    $(4,466,390)     $(1,651,261)
                                             ==============      ============

Basic and diluted loss per share                $     (0.29)     $     (0.13)
                                             ===============   ===============

Weighted average common shares outstanding:
  Basic and diluted                               15,453,091      12,814,753
                                              ==============   ===============

                See accompanying notes to consolidated financial
                                  statements.

                          VISEON, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       Years Ended June 30, 2003 and 2002

                                               Additional
                                Common Stock     Paid-in  Accumulated
                              Shares     Amount  capital    deficit   Total


BALANCES, June 30, 2001  11,668,981 $ 116,689 $20,168,669 $(20,145,863) $139,495

Note payable and accrued
   interest converted into
   common stock, net of
   expenses of $10,000    2,314,285    23,143     776,857           -    800,000

Common stock warrants
   issued for services
   rendered                 150,000     1,500     142,133           -    143,633

Exercise of common stock
   options                   38,800       388      15,437           -     15,825

Common stock warrants
   issued in connection
   with subordinated notes
   payable                        -         -     300,000           -    300,000

Common stock warrants
   issued in connection
   with revolving credit
   facility                       -         -      53,120           -     53,120

Compensation related to
   common stock options           -         -      74,529           -     74,529

Common stock warrants
   isued in connection
   with software acquistion       -         -     182,900           -    182,900

Net loss                          -         -           - (1,651,261)(1,651,261)
                          ------------------------------------------------------


BALANCES, June 30, 2002  14,172,066   141,720  21,713,645(21,797,124)     58,241

Common stock issued for
   services rendered      1,728,498    17,285     585,171         -      602,456

Common stock issued for
   cash                   1,623,332    16,234     593,766         -      610,000

Exercise of common stock
   options                   94,500       945      39,576         -       40,521

Common stock issued for
   accounts payable         211,433     2,114      71,887         -       74,001

Common stock warrants
   issued in connection
   with subordinated notes
   payable                        -         -     878,409         -      878,409

Common stock warrants
  issued for services             -         -     292,581         -      292,581

Compensation related to
   common stock options           -         -       4,434         -        4,434

Net loss                          -         -           - (4,466,390)(4,466,390)
                        --------------------------------------------------------


BALANCES, June 30, 2003 17,829,829 $178,298 $24,179,469$(26,263,514)$(1,905,747)
                        ========================================================

                See accompanying notes to consolidated financial
                                  statements.

                          VISEON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended June 30, 2003 and 2002

                                                       2003            2002
                                              ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                  $  (4,466,390)   $    (1,651,261)
    Adjustments to reconcile net loss
    to net cash flows from operating
    activities
        Depreciation and amortization               338,143            358,999
        Amortization of original issuance
          discount                                  349,892             26,560
        Inventory writedown to lower of
          cost or market                            347,268                  -
        Gain on sale of deferred revenue
           contract                                (314,712)                 -
        Common stock issued for services
           rendered                                 602,456            143,633
        Common stock warrants issued for
           services rendered                        292,581                  -
        Compensation related to stock options         4,434             74,529
        Impairment expense                          441,790                  -
        Changes in operating assets and liabilities
           Accounts receivable, net               1,267,176           (784,667)
           Inventories                              757,182           (241,638)
           Prepaid expenses                          (6,590)            (8,420)
           Checks written in excess of cash in bank (51,919)            51,919
           Accounts payable                         550,813            388,675
           Accrued expenses                        (100,053)           (14,260)
           Deferred revenue                          16,003            (59,876)
                                               ---------------  ---------------
      Net Cash Flows from Operating Activities       28,074         (1,715,807)
                                               ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment             (57,411)           (56,417)
    Payments for intangible assets                   (4,210)           (78,732)
    Proceeds from sale of deferred revenue contracts      1                -
                                                ---------------  ---------------
  Net Cash Flows from Investing Activities          (61,620)          (135,149)
                                                ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments for debt issuance costs                     -             (38,334)
    Net advances (repayments) on revolving
        credit facility and warrants issued
        with revolving credit facility           (1,295,897)                 7
    Proceeds from subordinated note payable,
        net of expenses                                  -             790,000
    Proceeds from subordinated notes payable
        and warrants issued with notes
        payable                                     686,706                  3
    Proceeds from issuance of common stock,
        net of expenses                             610,000            (58,689)
    Proceeds from exercise of common stock options   40,521             15,825
                                                --------------  ---------------
      Net Cash Flows from Financing Activities       41,330          1,769,841
                                               ---------------  ---------------

     Net Change in Cash and Cash Equivalents          7,784     (       81,115)
CASH AND CASH EQUIVALENTS - Beginning of Year             -             81,115
                                                ---------------  ---------------

     CASH AND CASH EQUIVALENTS - END OF YEAR    $     7,784   $            -
                                                ===============  ===============

                   NOTES TO CONSOLIDTED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1 - Description of Business
--------------------------------------------------------------------------------

Founded in 1993, Viseon, Inc. (the Company) changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. Historically, the Company had been a developer of its own video conferencing systems sold primarily to corporate end users.

In 2003, the Company shifted its focus to selling IP broadband videophones. The Company signed a non-exclusive distribution agreement with a company to sell their videophones. The Company's customer base still consists of the corporate end users but their focus will be shifted to the residential users. The Company extends unsecured credit to customers in the normal course of business.

The Company has two wholly-owned subsidiaries, RSI Systems, Ltd. and Viseon PVT. RSI Systems, Ltd. had customers located primarily in the United Kingdom/Europe and ceased operations in August 2002.

The Company has incurred losses from operations and negative cash flows for the years ended June 30, 2003 and 2002. Together with a working capital deficit and stockholders' deficit at June 30, 2003, these conditions raise concerns about the Company's ability to generate positive cash flows and fund operations.

Management plans to try to increase sales and improve operating results through
1) increased marketing and direct sales activities to corporate customers, 2) continued initiatives to gain acceptance of our product by broadband carriers for sale to their subscribers, 3) continued measures to minimize overhead and 4) initiatives to monetize our intellectual property rights. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and the Company will continue to rely on short term loans, private equity placements and/or warrant/option exercises to cover its cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, or the Company does not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives, becoming profitable or continuing in business without either a temporary interruption or a permanent cessation.


NOTE 2 - Summary of Significant Accounting Policies


      Principles of Consolidation

The consolidated financial statements include the accounts of Viseon, Inc. and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

                          VISEON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002




      Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over their estimated useful lives which range from two to seven years. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease. Maintenance, repairs and minor renewals are expensed when incurred.

      Capitalized Software Costs

Software costs have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and product quality assurance, are capitalized, when material. At June 30, 2003, the Company evaluated the unamortized cost of the ARLS Software and determined it to be impaired. Impairment expense was $421,999 for the year ended June 30, 2003. At June 30, 2003 and 2002, the Company had $2,758 and $625,612 of unamortized computer software costs, including software acquired. Amortization of computer software costs was $200,855 and $237,291 for the years ended June 30, 2003 and 2002.

      Intangible Assets

The Company amortizes patents over their estimated useful lives of ten years using the straight-line method. Covenants not to compete were being amortized using the straight-line method over the term of the covenants. At June 30, 2003, these covenants were considered impaired and were written off. Impairment expense was $19,791 for the year ended June 30, 2003. Debt issuance costs were amortized over the term of the subordinated note payable using the straight-line method, which approximates the interest method.

      Revenue Recognition

The Company records sales revenue at the time merchandise is delivered. The Company ensures the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC).

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

      Advertising Costs

All costs related to advertising the Company's products are expensed in the period incurred. Advertising expense for the years ended June 30, 2003 and 2002 was $0 and $88,945.

      Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent years. All options and warrants were antidilutive at June 30, 2003 and 2002.

      Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company's common stock at the grant date over the amount the employees must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", using the Black Scholes pricing method.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic diluted net loss per common share would have been changed to the following pro forma amounts:

                                                    2003                2002
                                              ----------------      ----------
Net loss
    As reported                               $    (4,466,390) $    (1,651,261)
    Pro forma                                 $    (4,592,260) $    (1,843,279)

Basic and diluted loss per share:
    As reported                               $         (0.29) $         (0.13)
    Pro forma                                           (0.30)           (0.14)

Stock based compensation:
    As reported                                         4,434           74,529
    Pro forma                                         125,870          192,018

                          VISEON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002




The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002: risk-free interest rates of 2.5% and 5.0%, expected option lives of 10 years and 10 years, expected volatility of 73.96% and 68.89% and expected dividend yield of 0%.

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

      Fair Value of Financial Instruments

The carrying amount for all financial instruments approximates fair value. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments. The fair value of debt approximates the current rates at which the Company could borrow funds with similar remaining maturities and risks.

      Segment Reporting

The Company was an international seller of video conferencing systems in the United States and the United Kingdom/Europe. The Company discontinued selling in the United Kingdom/Europe in August 2002. Management believes the Company meets the criteria for aggregating its operating segments into a single reporting segment.

      Recent Accounting Pronouncements

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's consolidated financial statements.

                          VISEON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002




In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material impact on the Company's consolidated financial statements.



NOTE 3 - Inventories


Inventories, net of reserve, consisted of the following at June 30:

                                                       2003              2002
                                                 ---------------  ------------
         Components                              $           -   $      299,099
         Finished goods                                  7,079          788,562
                                                    ------------  --------------
                                                         7,079   $    1,087,661
                                                    ===============  ===========


NOTE 4 - Property and Equipment, Net


Property and equipment consisted of the following at June 30:

                                                        2003             2002
                                                 --------------  --------------

      Furniture, equipment and software        $    1,801,026    $    2,482,703
      Leasehold improvements                            5,421             5,421
                                                ---------------   --------------

         Total Property and Equipment               1,806,447         2,488,124

      Less: accumulated depreciation and
        amortization                               (1,734,565)       (1,767,693)
                                                ---------------   --------------

         Property and Equipment, net            $      71,882    $      720,431
                                                ===============   ==============

Depreciation and amortization expense was $260,094 and $322,426 for the years ended June 30, 2003 and 2002.


NOTE 5 - Software


In April 2001, the Company purchased from King Research the intellectual property and rights related to software products for $200,000, plus issuance up to a maximum of 1,000,000 warrants. At the signing of the agreement, the Company issued a warrant for the purchase of 750,000 shares of its common stock at an exercise price of $0.70. These warrants were valued at $326,325 using the Black-Scholes pricing model. In December 2001, the Company issued warrants for 250,000 shares of its common stock at an exercise price of $0.70 per share. These warrants were valued at $182,900 using the Black-Scholes pricing model. The warrants expire in April 2006. This software was considered impaired as of June 30, 2003 and the remaining $421,999 was written off.

As part of the agreement, the Company entered into three covenants not to compete by paying $25,000 for each agreement. These covenants were considered impaired as of June 30, 2003 and the remaining $19,791 was written off.


NOTE 6 - Intangible Assets, net


Intangible assets consisted of the following at June 30:

                                                       2003             2002
                                                   -------------  --------------

      Patents                                    $    141,132    $      136,922
      Covenants not to compete                              -            75,000
      Debt issuance costs                                   -            38,334
                                                 --------------   --------------

         Total intangible assets                      141,132           250,256

      Less: accumulated amortization                  (30,234)          (45,727)
                                                  -------------   --------------

         Intangible assets, net                   $   110,898    $      204,529
                                                ===============   ==============

Amortization expense of intangible assets was $78,049 and $36,573 for the years ended June 30, 2003 and 2002. Amortization expense is estimated to approximate $14,716 for each of the years ending 2004, 2005, 2006, 2007, and 2008.


NOTE 7 - Revolving Credit Facility


In December 2001, the Company entered into a $2,500,000 revolving credit facility agreement with a bank and issued warrants to the lender to purchase up to 200,000 common shares at $1.58 per share through December 2006. The proceeds of $2,500,000 were allocated between the notes and the warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount (the fair value of the warrants), was amortized over the life of the note using the straight-line method, which approximates the interest method. The credit facility was due on demand, expired December 2002 and was secured by substantially all assets of the Company. Interest on the outstanding borrowings accrued at the prime rate plus 2.25% (7% at June 30, 2002). At June 30, 2002, the outstanding balance was $1,269,339.

During 2003, the Company assigned their accounts receivable to the bank to reduce the line of credit. In June 2003, the Company had two outside investors payoff the line of credit in exchange for notes payable of $193,353 each. Along with these notes, the Company issued warrants to these lenders to purchase 1,289,020 common shares at $0.30 per share. The notes mature in December 2004 with quarterly interest only payments at 12% and are secured by substantially all assets of the Company. The notes payable are also convertible into common stock of the Company at a conversion rate of $0.30 per share through December 2004 per the terms of the agreement. The proceeds of $386,706 were allocated between the notes and warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount of $386,706 (the fair value of the warrants and the beneficial conversion of the notes payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"), is being amortized over the life of the notes using the straight-line method, which approximates the interest method. At June 30, 2003, the face amount on these notes was $386,706.

                          VISEON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002





NOTE 8 - Subordinated Notes Payable


In June 2002, the Company borrowed $300,000 and issued warrants to the various lenders to purchase 545,454 common shares at $0.55 per share through June 2003. In connection with these notes, the Company issued 38,182 warrants to purchase common shares for services provided at $0.55 per share which expire in June 2007. During June 2003, the Company extended the note agreements and cancelled the existing warrants attached to the original note. The Company issued new warrants to the various lenders to purchase 999,999 common shares at $0.30 per share through December 2003. The notes are subordinated, mature December 2003 with interest at 12%, and are secured by substantially all assets of the Company. The notes are also convertible into common stock of the Company at a conversion rate of $0.30 per share through December 2003 per the terms of the agreement. The new warrants were valued using the Black-Scholes pricing model. The resulting original issue discount of $300,000 (the fair value of the warrants and the beneficial conversion of the notes payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"), are being amortized over the life of the notes using the straight-line method, which approximates the interest method. At June 30, 2003, the face amount was $300,000.

During May 2003, the Company borrowed $300,000 and issued warrants to another outside lender to purchase 1,000,000 common shares at $0.30 per share through November 2004. The notes are subordinated, mature November 2004 with quarterly interest only payments at 12%, and are secured by substantially all assets of the Company. The subordinated notes payable are also convertible into common stock of the Company at a conversion rate of $0.30 per share through November 2004 per the terms of the agreement. The proceeds of $300,000 were allocated between the notes and the warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount of $300,000 (the fair value of the warrants and the beneficial conversion of the notes payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"), is being amortized over the life of the notes using the straight-line method, which approximates the interest method. At June 30, 2003, the face amount was $300,000.

During May 2003, the Company converted accounts payable into a long-term subordinated note of $120,000 and issued warrants to this vendor to purchase 400,000 common shares at $0.30 per share through November 2004. The notes are subordinated, mature November 2004 with quarterly interest only payments at 12%, and are secured by substantially all assets of the Company. The subordinated notes payable are also convertible into common stock of the Company at a conversion rate of $0.30 per share through November 2004 per the terms of the agreement. The proceeds of $120,000 were allocated between the notes and the warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount of $120,000 (the fair value of the warrants and the beneficial conversion of the notes payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"), is being amortized over the life of the notes using the straight-line method, which approximates the interest method. At June 30, 2003, the outstanding balance was $120,000.

                          VISEON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002





NOTE 9 - Capital Lease Obligations


The following is a summary of leased equipment as of June 30:

                                                      2003              2002
                                                 ---------------  --------------

         Equipment                               $           -   $      160,200
         Less: accumulated amortization                      -        (137,950)
                                                  --------------  --------------
                                                  $          -   $       22,250
                                                 ===============  ==============


NOTE 10 - Commitments and Contingencies


      Operating Leases

The Company leases office space under noncancelable operating leases with terms of monthly to three years. One of the leases requires the Company to pay its pro rata share of operating expenses.

Future minimum rental payments due under noncancelable operating leases are as follows for the fiscal years ending June 30:

             2004                                                $       91,081
             2005                                                        79,099
             2006                                                        19,188
                                                                  --------------
               Total                                             $      189,368
                                                                  ==============

Total rent expense was $83,330 and $132,457 for the years ended June 30, 2003 and 2002.

      Software License Agreements

During 1994, the Company entered into a software license agreement with a software development company which expires in 2004. Pursuant to the agreement, the Company is to pay a royalty fee of up to $25.00 per unit of videoconferencing systems containing the software. Royalty expenses related to this agreement for the years ended June 30, 2003 and 2002 were $0 and $5,400.

During 1996, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, in addition to upfront licensing and production fees of $90,000, the Company is to pay a royalty fee of up to $40.00 per unit of videoconferencing systems containing the software. Royalty expenses related to this agreement for the years ended June 30, 2003 and 2002 were $0 and $8,640.

During 1998, the Company entered into a software license agreement with a software development company which expires in 2003. Pursuant to the agreement, in addition to upfront licensing and production fees of $25,000, the Company is to pay a royalty fee of up to $5.00 per unit of videoconferencing systems containing the software. Royalty expenses related to this agreement for the years ended June 30, 2003 and 2002 were $0 and $1,080.

                          VISEON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002




During 1999, the Company entered into a software license agreement with a software development company. Pursuant to the agreement, in addition to upfront licensing and production fees of $25,000, the Company is to pay a royalty fee of $5.00 per unit of videoconferencing systems containing the software. The Company had no sales of related systems containing the software during the years ended June 30, 2003 and 2002.

      Manufacturing Agreement

On August 28, 1996, the Company entered into a manufacturing agreement with a third party custom manufacturer (Manufacturer). Pursuant to this agreement, the Manufacturer agrees to produce the Company's videoconferencing products and warrants that all products will be free from defects in material and workmanship for twelve months from the date the Company ships to the customer or fifteen months from the date the Manufacturer ships to the Company, whichever comes first.

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

As of June 30, 2003, the company and the manufacturer have agreed that the company will no longer place orders for its mediapro group videoconferencing product line from the manufacturer. The agreement has not yet been terminated; however, the Company and the manufacturer have entered into discussions regarding the potential obligation that may arise from the termination of said agreement and the Company has accrued an estimate of the expense associated with that potential liability of $518,500. The total disputed amount is approximately $1,127,000.

      Distributor and Dealer Agreements

The Company is a party to distributor and dealer agreements with several companies. Certain distributors and dealers have minimum purchase obligations. The term of each agreement is one year, renewable for additional one-year periods. Distributors and dealers receive discounts depending upon the number of systems ordered from the Company.

      Investor and Recruitment Agreement

In February 2001, in connection with an agreement for seeking potential investors and recruiting and hiring of senior management, the Company issued the rights to purchase warrants for 500,000 shares of its common stock at an exercise price of $0.45. 50,000 warrants were issued and vested immediately and were valued at $10,315 using the Black-Scholes pricing model. Based on the agreement, 450,000 warrants will vest at a rate of 37,500 quarterly and may vest earlier based on the achievement of earnings criteria as defined in the agreement. Based on the agreement, 150,000 and 187,500 warrants vested during the years ended June 30, 2003 and 2002 and were valued at $30,944 and $38,680 using the Black-Scholes pricing model. The warrants expire in February 2006.

                          VISEON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002



Based on the terms of the agreement, the Company must pay a consulting fee. The consulting fee was $500 per month through June 30, 2002, at which time the fee changed to $20,000 a month for additional services provided. Consulting fee expense for the years ended June 30, 2003 and 2002 was $220,000 and $6,000.

      Major Customers and Concentration of Credit Risk

Sales to one customer represented approximately 25% of net sales for the year ended June 30, 2003, with accounts receivable from three customers representing 100% of total accounts receivable as of June 30, 2003. During the year ended June 30, 2002, sales to one customer represented approximately 11% of net sales, with accounts receivable from two customers representing approximately 13% and 14% of total accounts receivable as of June 30, 2002.

      Legal Proceedings

The Company is involved in legal actions in the ordinary course of its business.

During 2001, the Company initiated a suit for reasonable royalties and lost profits associated with alleged infringement of two of the Company's patents. The Company was unsuccessful in court and the Company and defendant have entered briefs regarding the payment of attorneys' fees and dismissal of this litigation.

In February 2003, the Company was named as defendant in a lawsuit for approximately $21,000 allegedly owed for goods and services purchased. This amount includes damages for breach of contract and recovery of attorneys' fees. The Company contends it has never done business with the plaintiff. The Company has answered the lawsuit disputing its validity and intends to vigorously defend against the claims asserted.

In April 2003, a judgment was entered in district court against the Company for approximately $70,000. The Company settled this litigation in September 2003 for $20,000, which is included in accounts payable at June 30, 2003.

In April 2003, the Company was named as defendant in a lawsuit for approximately $31,000 allegedly owed for goods and services purchased. This amount includes damages for breach of contract and recovery of attorneys' fees. The Company and its legal counsel believe the Company has meritorious defenses to the action and intends to vigorously defend itself against the claims asserted.

In June 2003, the Company was named as defendant in a lawsuit for approximately $426,000 allegedly owed for past due accounts payable. The plaintiff is also seeking recovery of attorneys' fees. The Company and its legal counsel believe the Company has meritorious defenses to the action and intends to vigorously defend itself against the claims asserted. The Company also intends to assert counterclaims if this matter cannot be resolved.

In June 2003, the Company was named as defendant in a lawsuit for approximately $170,000 allegedly owed for past due accounts payable. This amount includes damages for breach of contract and recovery of attorneys' fees. The Company and its legal counsel believe the Company has meritorious defenses to the action and intends to vigorously defend itself against the claims asserted. The Company also intends to assert counterclaims if this matter cannot be resolved.

In August 2003, the Company was named as defendant in a lawsuit for approximately $14,000 allegedly owed for goods and services purchased. This amount includes damages for breach of contract and recovery of attorneys' fees. The Company and its legal counsel believe the Company has meritorious defenses to the action and intends to vigorously defend itself against the claims asserted.


NOTE 11 - Income Taxes


The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. The Company has incurred cumulative net operating losses for both financial statement and income tax reporting purposes. At June 30, 2003, the Company had net operating loss carryforwards of approximately $23,100,000 and research and development credit carryforwards of approximately $238,000. If not used, these carryforwards will begin to expire in 2010. During 1996, a change in ownership occurred pursuant to Section 382 of the Internal Revenue Code that limits the use of loss carryforwards in any one year. Subsequent ownership changes may further limit the use of these net operating loss carryforwards.

                                                       2003             2002
                                                     ---------------- ----------
Deferred income tax assets:
  Net operating loss carryforwards              $    9,240,000   $    7,890,000
  Asset valuation reserves and other                   896,000          299,900
  Research and development credit carryforwards        238,000          238,000
                                                ---------------- ---------------
                                                    10,374,000        8,427,900
  Less: valuation allowance                        (10,355,200)      (8,368,800)
Deferred income tax liabilities:
  Depreciation and amortization                        (18,800)         (59,100)
                                                ---------------- ---------------
Net deferred income tax assets                  $            -   $            -
                                                ================ ===============

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended June 30:

                                                    2003              2002
                                                -------------- ---------------
Federal statutory tax rate benefits                   (35.0)%           (35.0)%
State tax, net of federal benefit                      (5.0)             (5.0)
Change in valuation allowance                          40.0              40.0
                                                 -----------        -----------
Effective tax rate                                      0.0 %             0.0 %
                                                ================ ===============


NOTE 12 - Stockholders' Equity


      Common Stock

During fiscal 2002, the Company issued 150,000 shares to directors and an outside consultant. The shares had fair market values ranging from $0.75 to $1.32 and were valued at $143,633. These shares have not been registered with the Securities and Exchange Commission.

                          VISEON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002




In January 2002, Digital Investors, LLC converted an $800,000 note payable and accrued interest from the Company into common stock. The Company issued 2,314,285 shares of common stock upon conversion of the note payable at a price of $0.35 per share, which totaled $790,000, net of expenses.

During fiscal 2003, the Company received $610,000 as a result of private placements of 1,623,332 shares of common stock to various investors at $0.25 and $0.60 per share. The investors were issued warrants for the purchase of 1,623,332 shares of common stock at an exercise price of $0.25 and $0.60 per share expiring during 2008.

      Consultant Compensation Plan

During fiscal 2003, the Board of Directors reserved 5,000,000 shares of common stock for a consultant compensation plan. Consultants may be issued or sold shares of common stock for services.

During fiscal 2003, the Company issued 1,728,498 shares of common stock for consulting services. At June 30, 2003, there were 3,271,502 shares available for issuance.

         Stock Warrants

In September 1996, in connection with the Company's private offering of 1,500,000 shares of its common stock, the Company issued a warrant to the placement agent for the purchase of 150,000 shares of its common stock at an exercise price of $3.00. The warrant was exercisable through September 2002 and expired.

In January 1998, in connection with the Company's private offering of 1,671,255 shares of its common stock, the Company issued a warrant to the placement agent for the purchase of 167,126 shares of its common stock at an exercise price of $1.65. The warrant expires January 2008.

During 2003, in connection with the Company's private offering of 1,040,000 shares of its common stock, the Company issued warrants to the placement agent for the purchase of 260,000 shares of its common stock at an exercise price of $0.25. The warrants expire during 2008. This placement agent also received 350,000 additional warrants for additional services rendered.

                          VISEON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002



As of June 30, 2003, warrants to purchase a total of 9,627,659 shares of common stock were outstanding at exercise prices ranging from $0.30 to $3.00 per share and expiring through June 2008.

                                                                 Weighted
                                                                  average
                                                                  exercise
                                                                  price per
                                               Warrants             share
Outstanding at June 30, 2001                    2,567,126   $         0.75

    Granted                                     1,833,636             0.70
    Exercised                                          -                -
    Canceled                                           -                -
                                                ---------------  --------------

Outstanding at June 30, 2002                    4,400,762             0.73

    Granted                                     5,922,351             0.34
    Exercised                                          -                -
    Canceled                                     (695,454)             0.88
                                                 ---------------  --------------

Outstanding at June 30, 2003                    9,627,659   $         0.48
                                                 ===============  ==============


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

The Company has reserved 2,500,000 shares of common stock for issuance under the plan. At June 30, 2003, 1,415,750 shares remained available for grant. Options issued become exercisable over varying periods as provided in the individual plan agreements and have a term of five or ten years.

                          VISEON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002



A summary of changes in common stock options during the years ended June 30, 2003 and 2002 is as follows:

                                                                    Weighted
                                                                     average
                                                                    exercise
                                                                    price per
                                                  Options             share
Outstanding at June 30, 2001                       923,050   $         1.43

    Granted                                        607,500             0.82
    Exercised                                      (38,800)            0.48
    Canceled                                      (189,000)            1.95
                                                 ---------------  --------------

Outstanding at June 30, 2002                    1,302,750              1.06

    Granted                                        13,000              0.49
    Exercised                                     (94,500)             0.43
    Canceled                                     (137,000)             0.90
                                                 ---------------  --------------

Outstanding at June 30, 2003                    1,084,250    $         1.13
                                                ===============  ==============

Exercisable at June 30, 2003                      915,500    $         1.19
                                                 ===============  ==============

As of June 30, 2003, the Company has granted 361,000 options outside the Plan with a weighted average exercise price of $4.26 with a weighted average remaining contractual life of 3.1 years.

The following table summarizes information about stock options outstanding as of June 30, 2003, including those issued outside the Plan:

                              Options Outstanding           Options Exercisable
                            Weighted-
                            Average      Weighted-                    Weighted-
  Range of                 Remaining     Average                       Average
  Exercise       Number    Contractual   Exercise     Number            Exercise
   Prices      Outstanding     Life        Price     Exercisable          Price
-------------  ------------ ---------- ----------- -------------- ------------
  $0.38-0.93     684,000      5.27         $  0.56    530,250      $      0.51

  $1.03-3.00     611,250      5.08            2.04    596,250      $      2.05

  $3.50-9.25     150,000      1.27            7.53    150,000      $      7.53
------------  ------------  ----------- ---------- ------------- ---------------
  $0.38-9.25   1,445,250      4.78            1.91  1,276,500      $      2.06
============  ============  =========== ========== ============= ===============


The weighted average fair values of options granted in 2003 and 2002 were as follows:

    Fiscal 2003 grants                                         $         0.30
    Fiscal 2002 grants                                         $         0.64


NOTE 13 - Retirement Savings Plan


The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of section 401(K) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. Profit sharing contributions by the Company are completely discretionary. The Company made no contributions during the years ended June 30, 2003 and 2002.


NOTE 14 - Related Party Transactions


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

The Company is obligated to pay commissions based on the terms outlined on the agreement. Commission expense and advertising and marketing for the years ended June 30, 2003 and 2002 were $99,359 and $742,283.


NOTE 15 - Supplemental Disclosures of Cash Flow Information


                                                        2003              2002
                                                    ---------------  ----------
Supplemental disclosure of cash paid for
    interest                                        $     78,888   $     99,256

Noncash investing and financing activities
   Accounts payable converted to subordinated
        note payable                                $    120,000   $          -
   Common stock issued for accounts payable         $     74,001   $          -
   Software  acquired  through the  issuance
        of common  stock warrants                   $          -   $    182,900
   Note  payable and  accrued  interest
        converted  to common stock, net
        of expenses                                 $          -   $    790,000
   Inventory received as payment for
        other receivable                            $          -   $    299,633
   Capital lease payment obligations
        transferred to accounts payable             $          -   $     23,332

NOTE 16 - Subsequent Event (Unaudited)


During October 2003, a warrant holder exercised 1,000,000 warrants at $0.25 per warrant for proceeds of $250,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Viseon, Inc. has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

October 14, 2003                           VISEON, INC.


                                           By: /s/ John C. Harris
                                           John C. Harris,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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


Name                           Title                              Date

/S/John C. Harris        Director, President,                October 14, 2003
John C. Harris           Chief Executive Officer &
                         Chief Financial Officer
                         (Principal Executive Officer,
                         Principal Financial Officer
                         and Principal Accounting
                         Officer)

/S/ Gerard Dube          Director                             October 14, 2003
Gerard Dube

/S/ W.R. Howell          Director                             October 14, 2003
W.R. Howell

/S/ Charles Rey          Director                             October 14, 2003
Charles Rey

/S/Brian Day             Director                             October 14, 2003
Brian Day