Form 10QSB
period 2003-09-30
VISEON INC
filed 2003-11-14
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.


                         Commission File Number 0-27106


                                  Viseon, Inc.
        (Exact name of small business issuer as specified in its charter)


             Nevada                                       41-1767211
             ------                                       ----------
   (State or other jurisdiction                          (IRS Employer
  Of incorporation or organization)                   Identification No.)

8445 Freeport Parkway, Suite 245, Irving, Texas               75063
------------------------------------------------              -----
   (Address of principal executive offices)                 (Zip Code)

                                 (972) 906-6300
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

The Company had 19,494,412 shares of Common Stock, $ 0.01 par value per share, outstanding as of November 12, 2003.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

                                  Viseon, Inc.

                                      INDEX



                                                                         Page


PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets - September 30, 2003
                  (unaudited) And June 30, 2003 ...........................   3

               Consolidated Statements of Operations (unaudited) - Three
                   Months ended September 30, 2003 and 2002. ..............   4

               Consolidated Statements of Cash Flows (unaudited) - Three
                   Months ended September 30, 2003 and 2002. .................5

               Notes to Consolidated Financial Statements.....................6

     Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................13

     Item 3.   Control and Procedures........................................17



PART II  OTHER INFORMATION...................................................18

     Item 1.   Legal Proceedings.............................................18

     Item 2.   Changes in Securities.........................................20_

     Item 3.   Defaults Upon Senior Securities...............................20

     Item 4.   Submission of Matters to a Vote of Security Holders...........20

     Item 5.   Other Information.............................................20


Signatures ..................................................................21

Exhibit Index ...............................................................21

                           VISEON, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                     September 30,     June 30,
                                                         2003            2003
            Assets                                  (Unaudited)      (Audited)
--------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                          $    54,379   $      7,784
  Accounts receivable, net of allowance for doubtful
    accounts of $500 and $0                               61,773         46,955
  Inventories, net                                           799          7,079
  Prepaid expenses                                       109,876         46,573
                                                     ---------------------------
 Total current assets                                    226,827        108,391
                                                     ---------------------------

Net property and equipment                                65,352         71,882
                                                     ---------------------------

Intangible assets, net                                   113,519        110,898
                                                     ---------------------------

      Total assets                                   $   405,698      $ 291,171
                                                     ===========================

                   Liabilities and Stockholders' Deficit
--------------------------------------------------------------------------------

Current liabilities:
  Subordinated notes payable                         $   264,148      $ 228,296
  Short-term notes payable                                65,000             -
  Accounts payable                                     1,889,834      1,840,597
  Accrued expenses                                       386,511        104,692
                                                     ---------------------------
      Total current liabilities                        2,605,493      2,173,585

Long-term liabilites
  Subordinated notes payable, net                        157,784         23,333
                                                     ---------------------------

      Total Liablilities                               2,763,277      2,196,918
                                                     ---------------------------

Stockholders' deficit:
    Common stock ($.01 par value per share, 50,000,000
      shares authorized, 18,131,139 and 17,829,829
      issued and outstanding)                            181,311        178,298
    Additional paid-in capital                        24,395,865     24,179,469
    Accumulated deficit                              (26,934,755)   (26,263,514)
                                                    ----------------------------
      Total stockholders' deficit                     (2,357,579)    (1,905,747)
                                                   -----------------------------

      Total liabilities and stockholders' deficit  $     405,698   $    291,171
                                                   =============================

See accompanying notes to consolidated financial statements.

                          VISEON, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations


                                        Three Months Ended   Three Months Ended
                                          September 30,        September 30,
                                              2003                 2002
                                          (Unaudited)          (Unaudited)
  ------------------------------------------------------------------------------

  Net sales                                  $   30,699             $   632,526
  Cost of goods sold                             33,540                 569,429
                                          --------------------------------------
Gross profit (loss)                              (2,841)                 63,097

  Research and development                        1,546                  25,189
  Selling, general, and administrative          463,320               1,037,035
                                          --------------------------------------
Operating income (loss)                        (467,707)               (999,127)
                                          --------------------------------------

  Other income (expense):
      Interest expense                         (203,534)                (86,020)
      Other income (expense)                        -                    (3,170)
                                          --------------------------------------
Other income (expense), net                    (203,534)                (89,190)
                                          --------------------------------------

Net loss                                  $    (671,241)            $(1,088,317)
                                          ======================================

Net loss per share - basic                $       (0.04)            $     (0.08)
Net loss per share - diluted              $       (0.04)            $     (0.08)


Weighted average shares outstanding
   - basic                                   17,971,406              14,313,903
Weighted average shares outstanding
   - diluted                                 17,971,406              14,313,903


  See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows


                                         Three Months Ended   Three Months Ended
                                           September 30,          September 30,
                                                2003                    2002
                                             (Unaudited)           (Unaudited)
 -------------------------------------------------------------------------------

 Cash flows from operating activities:
     Net loss                                    $   (671,241)   $   (1,088,317)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
           Depreciation and amortization                7,831            97,184
           Amortization of original issue discount    170,303            88,281
           Compensation related to stock options       46,446            59,020
           Compensation related to issuance of stock  127,963                 -
           Warrants issued for services                    -            261,941
           Loss on sale of equipment                      152                 -
           Changes in operating assets and liabilities:
              Accounts receivable, net                (14,818)          739,727
              Inventories, net                          6,280           (11,522)
              Prepaid expenses                        (63,303)             (571)
              Cash issued in excess of cash in bank        -            (51,919)
              Accounts payable                         49,237            (3,129)
              Accrued expenses                        281,819           (20,228)
              Deferred revenue                             -              9,450
                                                 -------------------------------
 Net cash provided by (used in) operating
    activities                                       (59,331)            79,917
                                                 -------------------------------

 Cash flows from investing activities:
    Proceeds from sale of equipment                    1,000                  -
    Payments for patent costs                         (5,074)                 -
                                                 -------------------------------
Net cash used in investing activities                 (4,074)                 -
                                                 -------------------------------

 Cash flows from financing activities:
    Net repayments on revolving credit facility            -           (454,793)
    Payments of note payable                         (110,000)           (4,017)
    Proceeds from subordinated notes payable          175,000                 -
    Proceeds from issuance of common stock                 -            350,000
    Proceeds from exercise of common stock options     45,000            37,701
                                                 -------------------------------
Net cash provided by (used in) financing activities   110,000           (71,109)
                                                 -------------------------------

Net change in cash and cash equivalents                46,595             8,808


 Cash and cash equivalents at beginning of period       7,784                -
                                                 -------------------------------

 Cash and cash equivalents at end of period      $     54,379       $     8,808
                                                ================================

 Supplemental cash flow information:
    Cash paid for interest, net of original
        issue discount                           $         30       $    11,020



 See accompanying notes to consolidated financial statements.

                                  VISEON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2003 and 2002

1. DESCRIPTION OF THE BUSINESS:

Viseon, Inc. (the "Company"), a Nevada corporation formerly known as "RSI Systems, Inc., historically has been a developer of its own video conferencing systems primarily sold to corporate end users and OEM customers such as Philips Electronics, N.V. In May 2001, the former RSI Systems, Inc. was merged into its wholly owned subsidiary Viseon, Inc. in order to change the domicile of the Company to Nevada from Minnesota and to effect a simultaneous name change to Viseon, Inc. The shareholders of RSI Systems, Inc. approved the Plan of Merger between RSI Systems, Inc. and Viseon, Inc. on May 23, 2001. RSI Systems, Inc. was incorporated under the laws of Minnesota on December 21, 1993. On July 25, 1995, it completed its initial public offering of its common stock, par value $0.01 per share (the "Common Stock").

         In January 2003, the Company decided to change itsfocus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. The only measurable revenues tha Company is currently realizing result from the sales of the VisiFone.

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

         The Company intends to enter into additional agreements whereby it may grant a license of its intellectual property to third parties in furtherance of developing proprietary consumer broadband videophone products and services, some of which will be based on its existing intellectual property. The Company plans on undertaking the development of these products and services jointly with a suitable, established developer and manufacturer. The Company is currently in the process of identifying and selecting the developer and manufacturer and has also become a distributor in the U.S. of a broadband videophone manufactured by Leadtek, an Asian partner. The Company also plans on continuing to form new relationships with other companies to distribute their products alongside its own products.

         The Company's marketing strategy targets corporations with widespread operations across regional, national and international boundaries as well as residential consumers who have historically not purchased video communication devices in the past. All of these developments have affected and will continue to affect the Company's financial model in terms of margins, cash flow requirements and other areas. The Company has a limited operational history with respect to the direction its business is now taking. There can be no assurance that the Company will be able to succeed in implementing its strategy, or that the Company will be able to achieve positive cash flow or profitable operations as a result of these changes in its business.

2. BASIS OF PRESENTATION:

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's June 30, 2003 consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of RSI Systems Ltd. a subsidiary in the United Kingdom and Viseon PVT, both of which are wholly owned subsidiaries of Viseon, Inc.

The consolidated financial statements reflect all adjustments, of a normally recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year as a whole.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Capitalized Software Costs. Software costs have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and product quality assurance is capitalized, when material. At September 30, 2003 and June 30, 2003, the Company had $2,217 and $2,758 respectively of unamortized computer software costs, including software acquired.

Liquidity. The Company has incurred losses from operations and negative cash flows for the three months ended September 30, 2003 and 2002. Together with a working capital deficit at September 30, 2003, these conditions raise concerns about the Company's ability to generate positive cash flows and fund operations.

Management plans to try to increase sales and improve operating results through
(i) increased marketing and direct sales activities to corporate customers; (ii) continued initiatives to gain acceptance of our product by Consumer broadband providers for sale to their subscribers; (iii) continued measures to minimize overhead and (iv) initiatives to monetize our intellectual property rights. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and the Company will continue to rely on short term loans, private equity placements and/or funds generated from the exercise of outstanding warrants and options to cover its cash needs, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates, or we do not achieve planned gross margins, management may seek additional financing in addition to expanding it efforts to conserve cash through further expense reductions. There can be no assurance that the Company will be successful in achieving these objectives, becoming profitable, or continuing its business without interruption. Our failure to achieve the objectives outlined above or execute an alternative plan may ultimately result in the permanent cessation of our business.

Intangible Assets. The Company amortizes patents over their estimated useful lives of ten years using the straight-line method. Covenants not to compete are being amortized using the straight-line method over the term of the covenants. At June 30, 2003, these covenants were considered impaired and were written off. Accumulated amortization of intangible assets was $32,686 and $ 30,234 at September 30, 2003 and June 30, 2003 respectively.

Revenue Recognition. The Company records sales revenue at the time products are delivered. The Company ensures the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC).

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

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus the number that represents all additional shares of common stock that would have been outstanding if all potentially dilutive common shares related to common share equivalents (stock options and stock warrants) had been issued. All options and warrants outstanding during the three months ended September 30, 2003 and 2002 were anti-dilutive.

4. REVOLVING CREDIT FACILITY:



In June 2003, two outside investors purchased the remaining balance of the indebtedness owed by the Company to its previous lender on a revolving line of credit in the amount of $386,706, which had matured. Following the consummation of that transaction, the Company issued new notes, convertible into common stock of the Company, in the amount of $193,353 each, in exchange for the preexisting debt, which extended the maturity date for a period of eighteen months, until Dec 2004. In addition to these notes, the Company issued warrants to these lenders to purchase 1,289,020 common shares at $0.30 per share. The notes mature in December 2004 with quarterly interest only payments at 12% and are secured by substantially all assets of the Company. These notes are also convertible into common stock of the Company at a conversion rate of $0.30 per share through December 2004 per the terms of the agreement. Proceeds of $386,706 were allocated between the notes and warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount of $386,706 (the fair value of the warrants) is being amortized over the life of the notes using the straight-line method, which approximates the interest method. At September 30, 2003 and June 30, 2003, the outstanding balance on these notes was $386,706.

Subordinated notes payable. In June 2002, the Company borrowed $300,000 from two private investors, and issued warrants to these lenders to purchase 545,454 common shares at $0.55 per share through June 2003. In connection with these notes, the Company issued 38,182 warrants to purchase common shares for services provided at $0.55 per share, which expire in June 2007. During June 2003, the Company extended the note agreements and cancelled the existing warrants attached to the original note. The Company issued new warrants to the various lenders to purchase 999,999 common shares at $0.30 per share through December 2003. The notes are subordinated, mature December 2003 with interest at 12%, and are secured by substantially all assets of the Company. The notes are also convertible into common stock of the Company at a conversion rate of $0.30 per share through December 2003 per the terms of the agreement. The new warrants were valued using the Black-Scholes pricing model. The resulting original issue discount of $71,704 (the fair value of the warrants) is being amortized over the life of the notes using the straight-line method, which approximates the interest method. At September 30, 2003 and June 30, 2003, the outstanding balance was $300,000.

During May 2003, the Company converted a then currently due account payable in the amount of $300,000 into a long-term subordinated note of the same amount and issued warrants to this vendor to purchase 1,000,000 common shares at $0.30 per share through November 2004. The note is subordinated, matures November 2004, requires semi-annual interest only payments at 12%, and is secured by substantially all assets of the Company. The subordinated note is also convertible into common stock of the Company at a conversion rate of $0.30 per share through November 2004 per the terms of the agreement. The conversion of accounts payable of $300,000 was allocated between the note and the warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount of $300,000 (the fair value of the warrants) is being amortized over the life of the notes using the straight-line method, which approximates the interest method. At September 30, 2003 and June 30, 2003, the outstanding balance was $300,000.

During May 2003, the Company converted a currently due account payable in the amount of $120,000 into a long-term subordinated note of the same amount and issued warrants to this vendor to purchase 400,000 common shares at $0.30 per share through November 2004. The note is subordinated, matures November 2004, requires semi-annual interest only payments at 12%, and is secured by substantially all assets of the Company. This subordinated note is also convertible into common stock of the Company at a conversion rate of $0.30 per share through November 2004 per the terms of the agreement. The conversion of accounts payable of $120,000 was allocated between the note and the warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount of $120,000 (the fair value of the warrants) is being amortized over the life of the notes using the straight-line method, which approximates the interest method. At September 30, 2003 and June 30, 2003, the outstanding balance was $120,000.

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

The Company is obligated to pay commissions based on the terms outlined in the agreement. Commission expense and advertising and marketing for the period ending September 30, 2003 was $0 and for the year ended June 30, 2003 was $99,359.


6. COMMITMENTS AND CONTINGENCIES:

a)       Manufacturing Agreement

On August 28, 1996, the Company entered into a manufacturing agreement with a third party custom manufacturer (Manufacturer). Pursuant to this agreement, the Manufacturer agrees to produce the Company's videoconferencing products and warrants that all products will be free from defects in material and workmanship for twelve months from the date the Company ships any such product to the customer or fifteen months from the date the Manufacturer ships to the Company, whichever comes first. The agreement may be terminated by either party upon failure of the other party to comply with any material term of the agreement after a 30 day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement. The Company may also terminate the agreement upon 30 days written notice. In such case, the Company would be obligated to pay for material and work in progress for products ordered.

On June 30, 2003, the Company and the manufacturer agreed that the Company would no longer place orders for its Mediapro(R) group videoconferencing product line from the manufacturer. The agreement has not yet been terminated; however, the Company and the manufacturer have entered into discussions regarding the potential obligation that may arise from the termination of the agreement and the Company has accrued an estimate of the expense associated with that potential liability of $518,500. The total disputed amount is approximately $1,127,000.

b)       Investor and Recruitment Agreement

In February 2001, in connection with an agreement for seeking potential investors and recruiting and hiring senior management, the Company issued warrants to purchase 500,000 shares of its common stock at a price of $.45 per share. 50,000 warrants were issued and vested immediately and were valued at $10,315 using the Black-Scholes pricing model. In addition, 450,000 warrants vest at a rate of 37,500 quarterly and may vest earlier based on the achievement of earnings criteria as defined in the agreement. In connection with the agreement, 37,500 warrants vested and were valued at $7,736 using the Black-Scholes pricing model during the first quarter of fiscal year 2004. As of September 30, 2003, 375,000 warrants vested and were valued at $77,359 using The Black-Scholes pricing model. The warrants expire in February 2006.
                                       11
7.       Shareholders (Deficit)

For the 3 months ended September 30, 2003, 201,310 shares had been issued pursuant to the 2003 Consultant Compensation Plan in payment of approximately $127,963 in services rendered.


8.       Subsequent Events

During October 2003, a warrant holder exercised a warrant to purchase 1,000,000 shares of common stock at $0.25 per share generating proceeds of $250,000 and another warrant holder exercised a warrant to purchase 166,666 of common stock at $0.60 per share generating proceeds of $100,000. The Company also sold a new warrant to an accredited investor for the purchase of 166,666 shares of common stock at $1.62 per share in consideration of $5,000 and teo additional warrants to accredited investors to purchase 500,000 shares of common stock at $1.10 for total consideration of $65,000 related to the conversion of short-term notes payable of $65,000.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Viseon, Inc. (the "Company"), a Nevada corporation formerly known as "RSI Systems, Inc.," historically has been a developer of its own video conferencing systems primarily sold to corporate end users and OEM customers such as Philips Electronics, N.V. In May 2001, the former RSI Systems, Inc. was merged into its wholly owned subsidiary Viseon, Inc. in order to change the domicile of the Company to Nevada from Minnesota and to effect a simultaneous name change to Viseon, Inc. The shareholders of RSI Systems, Inc. approved the Plan of Merger between RSI Systems, Inc. and Viseon, Inc. on May 23, 2001. RSI Systems, Inc. was incorporated under the laws of Minnesota on December 21, 1993. On July 25, 1995, it completed its initial public offering of its common stock, par value $0.01 per share (the "Common Stock").

         Beginning with the third quarter of the Company's fiscal 2002, the Company's profit margins were eroded by intense competition from other group video conferencing product manufacturers and resellers. The Company recognized the need to modify its business model to achieve higher margins and benefit from its portfolio of U.S. patents, the fifth of which was allowed in June 2003.

In January 2003, the Company completed its change in focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller.

In February 2003, the Company received notice of allowance for all of its pending patent applications from the European Patent Office. The Company is currently waiting for the patents to be issued in the following countries:
Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Ireland, Italy, Lichtenstein, Luxembourg, Monaco, Netherlands, Portugal, Spain, Sweden, and Switzerland. The Company anticipates exploring ways to license these patents as soon as they are received. However, no assurance can be made as to the future value of these patents.

        The VisiFone(R) is a low-cost broadband videophone available in 3 separate models.

        The VisiFone is a self-contained system that does not require a PC or any external equipment. The VisiFone operates on any broadband connection and home or office network including high-speed Internet connections via DSL or cable modem. The VisiFone can be purchased in either H.323 or SIP protocol.
H.323 offers compatibility with most corporate video conferencing systems while the SIP protocol allows the VisiFone to connect to many of the existing Voice Over IP (VoIP) service providers. Either VisiFone can be used by corporations and consumers.

          The VisiFoneTV(TM) is the third model of the VisiFone family and contains all of the features present in the H.323 model of the VisiFone. The VisiFoneTV is operated by a handheld remote and is offered with a full-duplex speakerphone and requires a television monitor to display the video images.

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

         The Company's marketing strategy is to focus on corporations who have widespread operations across regional, national and international boundaries as well as residential consumers who have historically not purchased video communications. All of these developments have affected and will continue to affect the Company's financial model in terms of margins, cash flow requirements, and other areas. The Company has a limited history with respect to the direction its business is now taking. There can be no assurance that the Company will be able to succeed in implementing its strategy, or that the Company will be able to achieve positive cash flow or profitable operations as a result of these changes in its business.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

Net Sales. Net sales for the first quarter of fiscal year 2004 were $30,699 down 95.1% from $632,526, in the first quarter of fiscal year 2003. The decrease in sales in the first quarter of fiscal year 2004 was a result of lower sales volume associated with the Company's new focus on personal broadband videophone sales in North America and an overall reduction in the number of sales .

Gross Profit (Loss). Gross loss was ($2,841) in the first quarter of fiscal year 2004 compared to a gross profit of $63,097 during the first quarter of fiscal year 2003. Cost of goods sold as a percentage of net sales in the first quarter of fiscal year 2004 was 109.3% compared to 90% in the first quarter of fiscal year 2003. During the first quarter of fiscal year 2004, the Company continued to focus on its efforts on its new Personal Broadband Videophone product. The Company anticipates that, in the remaining three quarters of fiscal 2004, revenues will be less relative to the same quarter in fiscal 2003 due to the Company's focus of its efforts on its new product.

Research and Development Expenses. Research and development expenses were $1,546 for the first quarter of fiscal year 2004, or 5% of net sales, compared to research and development expenses of $25,189 or 4% of net sales for the first quarter of fiscal year 2003. Actual expenses decreased approximately $23,643 as a result of a decrease in personnel in conjunction with the Company's utilization of independent third-parties to broaden its current product offerings and the reduction of amortization and depreciation expenses associated with the prior period reduction of capitalized research and development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $463,320 or 1,509.2% of net sales for the first quarter of fiscal year 2004 compared to $1,037,035 or 164% of net sales for the first quarter of fiscal year 2003. Overall expenses were reduced by $573,715 compared to fiscal year 2003. Selling, general and administrative expenses during the first quarter of fiscal year 2004 included approximately $6,153 non-cash expense related to depreciation and amortization, $46,446 non-cash expenses related to variable stock option accounting rule, $127,963 in stock compensation expense related to services rendered by consultants. The total non-cash expense was $180,562 for the first quarter of fiscal 2004. The Company anticipates that, in the remaining three quarters of fiscal 2004, Selling, General and Administrative expenses will be less relative to the same quarter in fiscal 2003 due to the Company's focus of its efforts on its new product.

Other Income (Expense). Other income (expense) was $(203,534) in the first quarter of fiscal year 2004, compared to $(89,190) in the first quarter of fiscal year 2003. The increase in expenses was primarily due to the amortization of warrant costs associated with a higher amount of subordinated debt in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003.

As a result of the foregoing, net loss for the first quarter of fiscal year 2004 was $(671,241), or ($.04) per common share compared to a net loss of $(1,088,317) or $(.08) per common share in the first quarter of fiscal year 2003.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash used in operating activities was ($59,331 in the first quarter of fiscal year 2004, compared to $79,917 provided by operating activities in the first quarter of fiscal year 2003.

Our previous line of credit (secured by virtually all of our assets) matured on December 5, 2002, at a time when we did not have sufficient funds to pay the outstanding balance owed under the line. This situation entitled the lender, Silicon Valley Bank, to liquidate our assets, possibly causing us to cease operations or seek bankruptcy protection. However, on June 26, 2003, Silicon Valley Bank assigned its rights under the loan. The outstanding balance owed by us on this loan was approximately $386,700 as of June 30, 2003. Exim Corporation and Henry Mellon, two of our stockholders with whom we are on favorable terms acquired this debt obligation. On June 30, 2003, the Company entered into an agreement with Exim Corporation and Henry Mellon to restructure certain terms of this indebtedness which included the execution and delivery of a separate promissory note to each of them. The restructured promissory notes extended the maturity date for 18 months until December 31, 2004, reduced the interest rate to 12% per annum and require no payments other than quarterly interest payments. The terms of the restructured notes also provide that any amounts due thereunder may be converted, in whole or in part, into shares of the Company's common stock at the conversion price of thirty cents ($0.30) per share. On December 31, 2004, the remaining balance of the loan will become due. At that time, unless conversion has been requested, we will have to pay the outstanding balance owed, or enter into an agreement with our lenders to modify the loan terms again, or face the possible assertion of secured creditor's rights and remedies. Nevertheless, we believe that the assignment of the loan as just described represents a favorable development; giving to us much needed time to reorganize our business focus. Exim Corporation and Henry Mellon each received a warrant to purchase 644,510 shares of common stock of the Company at a per-share price of $0.30. These warrants were valued at $193,353 each using the Black-Scholes pricing model.

We note that, even before the Silicon Valley Bank loan matured, we were not in compliance with the covenants in the documentation governing this loan, and the possibility exists that we may fail in the future to comply with covenants governing our borrowing arrangements. In addition to the default on the former Silicon Valley Bank indebtedness, we were also in default on all monthly interest payments due on two subordinated secured convertible notes in the aggregate original principal amount of $300,000 that were originally scheduled to mature in full on June 30, 2003.

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

Item 3.           CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On June 22, 2001, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against Forgent Networks, Inc. seeking damages for reasonable royalties and lost profits associated with the alleged infringement of the Company's first two U.S. patents numbered 6,073,192 and 5,802,281 respectively. The United States District Court granted a partial summary judgment in favor of Forgent which resolved certain claims advanced. Forgent and the Company have submitted briefs on the remaining issues which include the payment of attorneys' fees and the dismissal of this litigation. The United States District Court has not rendered a decision on these remaining issues.

On February 17, 2003, Avanstar Communications, Inc. instituted suit against the Company in the District Court of Dallas County, Texas, 192nd Judicial District, (Cause No. CC03-01851-C) seeking the recovery of $21,469 allegedly owed for goods and services which the Plaintiff claims were purchased by the Company. This amount includes damages resulting from an alleged breach of contract and the recovery of attorneys' fees. The Company has answered this lawsuit denying all of the material allegations advanced therein and intends to vigorously defend against the claims asserted.

On April 11, 2003, the Minnesota District Court, Hennepin County, Fourth Judicial District, entered judgment in the amount of $69,625 against the Company in favor of Simplex Time Recorder Co in a lawsuit it had filed against the Company (Cause No. DC DJ 03-005590). On September 29, 2003, the Company settled this matter in full by paying Simplex Time Recorder Co the sum of $20,000.

On May 5, 2003, Dow Jones, Inc. instituted a suit against the Company in the District Court of Dallas County, Texas, 192nd Judicial District (Cause No. CC03-04578-A) seeking the recovery of $31,029 allegedly owed for goods and services purchased by the Company from this plaintiff. This amount includes damages for an alleged breach of contract and recovery of attorneys' fees. The Company has answered this lawsuit and intends to vigorously defend against the claims asserted, although various settlement offers have been made and received.

On June 9, 2003, the Company received service of notice regarding a suit initiated by Polycom, Inc. in the County Court at Law Number 4, Dallas County, Texas (Cause No. cc-03-01742-d) against the Company seeking $426,471 allegedly owed for videoconferencing products purchased by the Company from Polycom. In the month of October, 2003, the Company entered into an agreement with the Plaintiff in full and final settlement of this matter for the amount of $80,000. Pursuant to the terms of the settlement agreement, an Order of Dismissal With Prejudice will be entered by the court in final resolution of this litigation. The Company paid $40,000 on October 31, 2003 and will pay the remaining $40,000 balance of the settlement on November 30, 2003.

On June 12, 2003, Mike Prell d/b/a/ Dallas Computer Recovery instituted a suit against the Company in the District Court of Dallas County, Texas, 192nd Judicial District, (Cause No. 03-05996-K) seeking recovery of $169,766 allegedly owed for goods and services purchased by the Company from this plaintiff and liquidated damages for the Company's failure to purchase goods which plaintiff alleges it was obligated to purchase. This amount includes damages for an alleged breach of contract and recovery of attorneys' fees. The Company has answered this lawsuit and intends to vigorously defend against the claims asserted.

On August 20, 2003, Genesys Conferencing, Inc. instituted a suit against the Company in the District Court of Dallas County, Texas, 192 nd Judicial District, (Cause No. CC-0306083-C) seeking the recovery of $14,027 allegedly owed for goods and services purchased by the Company from this plaintiff. In the month of October, 2003, the Company settled this matter for the sum of $2,500.

On October 15, 2003, Sony Electronics, Inc. instituted a suit against the Company in the District Court of Dallas County, Texas, 192nd Judicial District (Cause No. CC03-9448-A) seeking the recovery of $17,475 allegedly owed for goods and services purchased by the Company from this plaintiff. This amount includes damages for an alleged breach of contract and recovery of attorneys' fees. The Company has answered this lawsuit and intends to vigorously defend against the claims asserted.

The Company is subject to certain other litigation and claims arising in the ordinary course of business.

Management believes the amounts ultimately payable, if any, as a result of such claims and assessments will be less than the required disclosure thresholds of the U.S. Securities and Exchange Commission (the "Commission").

Item 2. CHANGES IN SECURITIES

For the period ending September 30, 2003 201,310 shares had been issued pursuant to the 2003 Consultant Compensation Plan in payment of approximately $127,963 in services rendered.

Item 3. DEFAULTS UPON SENIOR SECURITIES

                             None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                             None

Item 5. OTHER INFORMATION

                             None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits

        Exhibit
        Number       Description

        31.01 Certification pursuant to Rule 13a-14(a) of the Securities ans Exchange Act of 1934.

        32.01 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K

         During the quarter ended September 30, 2003, the Company filed one Current Report on Form 8-K on September 24, 2003 reporting on and filing a proposed letter to stockholders.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  VISEON, Inc.

Dated:   November 14, 2003              By:   /s/ John C Harris
                                        -----------------
                                        John C. Harris
                                        It's President & Chief Executive Officer


                                        By:  /s/ John C Harris
                                        John C. Harris
                                        It's Chief Financial Officer