Form 10QSB
period 2003-12-31
VISEON INC
filed 2004-02-17
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____TO_____.


                         Commission File Number 0-27106


                                  Viseon, Inc.

        (Exact name of small business issuer as specified in its charter)


             Nevada                                          41-1767211
            --------                                        ----------
  (State or other jurisdiction                            (IRS Employer
 Of incorporation or organization)                      Identification No.)

8445 Freeport Parkway, Suite 245, Irving, Texas                75063
------------------------------------------------               -----
  (Address of principal executive offices)                   (Zip Code)

                                 (972) 906-6300
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

The Company had 20,168,639 shares of Common Stock, $ 0.01 par value per share, outstanding as of February 12, 2004.

Transitional Small Business Disclosure Format (Check one): Yes __ No X
                                                                     -

                                  Viseon, Inc.

                                      INDEX



                                      Page


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets - December 31, 2003
            (unaudited) and June 30, 2003 .................................. 3

            Consolidated Statements of Operations (unaudited) -
            Three months ended December 31, 2003 and 2002....................4

            Consolidated Statements of Operations (unaudited) -
            Six months ended December 31, 2003 and 2002......................5

            Consolidated Statements of Cash Flows (unaudited) - Six
            Months ended December 31, 2003 and 2002. ....................... 6

            Notes to unaudited Consolidated Financial Statements.............7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................8

   Item 3.  Controls and Procedures.........................................17



PART II  OTHER INFORMATION..................................................18

   Item 1.  Legal Proceedings...............................................18

   Item 2.  Changes in Securities and Use of Proceeds.......................19


   Item 3.  Defaults Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K


Signatures..................................................................20

Exhibit Index ..............................................................21

                     VISEON, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                       December 31,  June 30,
                                                          2003         2003
                     Assets                            (Unaudited)   (Audited)
--------------------------------------------------------------------------------
Current assets:
  Cash                                                 $      377   $     7,784
  Accounts receivable, net of allowance for doubtful
     accounts of $1,000 and $0                             82,792        46,955
  Inventories, net                                         35,379         7,079
  Prepaid expenses                                         49,086        46,573
                                                       -------------------------
        Total current assets                              167,634       108,391

Net property and equipment                                 61,266        71,882

Intangible assets, net                                    196,389       110,898
                                                       -------------------------

                        Total assets                   $  425,289    $  291,171
                                                       =========================


                  Liabilities and Stockholders' Deficit
--------------------------------------------------------------------------------

Current liabilities:
  Subordinated notes payable                           $  463,334    $  228,296
  Short-term notes payable                                219,044          -
  Accounts payable                                      1,428,940     1,840,597
  Accrued expenses                                        158,605       104,692
                                                       -------------------------
        Total current liabilities                       2,269,923     2,173,585

Long-term liabilities
  Subordinated notes payable, net                             -          23,333
                                                       -------------------------

        Total liabilities                              2,269,923     2,196,918
                                                       -------------------------

Stockholders' deficit:
  Common stock ($.01 par value per share, 50,000,000
     shares authorized, 19,874,286 and 17,829,829
     issued and outstanding)                              198,743       178,298
  Additional paid-in capital                           25,322,343    24,179,469
  Accumulated deficit                                 (27,365,720)  (26,263,514)
                                                      --------------------------
        Total stockholders' deficit                    (1,844,634)   (1,905,747)
                                                      --------------------------

    Total liabilities and stockholders' deficit       $   425,289   $   291,171
                                                      ==========================

          See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                         Three Months Ended  Three Months Ended
                                             December 31,        December 31,
                                                 2003                2002
                                             (Unaudited)          (Unaudited)
--------------------------------------------------------------------------------

Net sales                                     $  37,161            $  282,534
Cost of goods sold                               26,800               358,382
Reserve for inventories                         (66,830)              600,000
                                        ----------------------------------------
     Gross profit (loss)                         77,191              (675,848)

Research and development                         28,221                20,017
Selling, general, and administrative            615,744               407,034
                                        ----------------------------------------
     Operating loss                            (566,774)           (1,102,899)

Other income (expense):
   Interest expense                            (214,939)              (152,882)
   Gain on sale of deferred revenue contracts        -                 314,712
   Other income (expense), net                       -                   1,081
                                        ----------------------------------------
     Other income (expense), net               (214,939)               162,911
                                        ----------------------------------------

Loss before extraordinary item                 (781,713)              (939,988)

Gain on extinguishment of debt,
   net of income taxes of $0                    350,748                     -
                                        ----------------------------------------

     Net loss                           $      (430,965)            $ (939,988)
                                        ========================================

Loss before extraordinary item
   per common share - basic             $         (0.04)            $    (0.06)
Loss before extraordinary item
   per common share - diluted           $         (0.04)            $    (0.06)
--------------------------------------------------------------------------------


Gain on extinguishment
   of debt per common share - basic     $          0.02             $       -
Gain on extinguishment
   of debt per common share - diluted   $          0.02             $       -
--------------------------------------------------------------------------------

Net loss per common share - basic       $         (0.02)            $    (0.06)
Net loss per common share - diluted     $         (0.02)            $    (0.06)
--------------------------------------------------------------------------------

Weighted average shares outstanding
   - basic                                   19,377,972              14,849,137
Weighted average shares outstanding
  - diluted                                  19,377,972              14,849,137
--------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                             Six Months Ended   Six Months Ended
                                                December 31,        December 31,
                                                    2003                2002
                                                 (Unaudited)        (Unaudited)
--------------------------------------------------------------------------------

Net sales                                        $  67,860           $  915,060
Cost of goods sold                                  60,340              927,811
Reserve for inventories                            (66,830)             600,000
                                              ----------------------------------
     Gross profit (loss)                            74,350             (612,751)

Research and development                            29,767               45,206
Selling, general, and administrative             1,079,064            1,444,070
                                              ----------------------------------
     Operating loss                             (1,034,481)          (2,102,027)

Other income (expense):
   Interest expense                               (418,473)            (238,902)
   Gain on sale of deferred revenue contracts           -               314,712
   Other income (expense), net                          -                (2,089)
                                              ----------------------------------
     Net Other Income (Expense)                   (418,473)              73,721
                                              ----------------------------------

Loss before extraordinary item                  (1,452,954)          (2,028,306)

Gain on extinguishment of debt,
   net of income taxes of $0                       350,748                  -
                                             -----------------------------------
     Net loss                                $  (1,102,206)      $   (2,028,306)
                                             ===================================

Loss before extraordinary item per
    common share - basic                     $       (0.07)      $        (0.14)
Loss before extraordinary item per
    common share - diluted                   $       (0.07)      $        (0.14)
--------------------------------------------------------------------------------

Gain on extinguishment
    of debt per common share - basic         $        0.02       $           -
Gain on extinguishment
    of debt per common share - diluted       $        0.02       $           -
--------------------------------------------------------------------------------

Net loss per common share - basic            $       (0.06)      $        (0.14)
Net loss per common share - diluted          $       (0.06)      $        (0.14)
--------------------------------------------------------------------------------

Weighted average shares outstanding
    - basic                                     19,674,689           14,581,520
Weighted average shares outstanding
    - diluted                                   19,674,689           14,581,520
--------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                               Six Months Ended Six Months Ended
                                                 December 31,      December 31,
                                                     2003              2002
                                                 (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                       $  (1,102,206)  $  (2,028,306)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                       15,596         194,039
    Amortization of original issue discount            340,607         176,558
    Compensation related to stock options               53,391         (89,940)
    Compensation related to issuance of stock          440,436              -
    Warrants issued for services                           -           269,677
    Loss on sale of equipment                              152              -
    Gain on sale of deferred revenue contracts             -          (314,712)
    Reserve for inventories                            (66,830)        600,000
    Gain on extinguishment of debt                    (350,748)             -
    Changes in operating assets and liabilities:
     Accounts receivable, net                          (35,837)      1,049,938
     Inventories, net                                   38,530         407,710
     Prepaid expenses                                   (2,513)          4,846
     Checks issued in excess of cash in bank               -           (51,919)
     Accounts payable                                   69,338          24,819
     Accrued expenses                                   54,055         (20,242)
     Deferred revenue                                      -            16,003
                                                --------------------------------
Net cash provided by (used in)
   operating activities                               (546,029)        238,471
                                                --------------------------------

Cash flows from investing activities:
   Proceeds from sale of equipment                       1,000              -
   Payments for patent costs                           (91,623)             -
   Purchases of software, property and equipment           -            (5,283)
   Proceeds from sale of deferred revenue contracts        -                 1
                                                --------------------------------
      Net cash used in investing activities            (90,623)         (5,282)
                                                --------------------------------

Cash flows from financing activities:
   Net repayments on revolving credit facility             -          (683,021)
   Payments of capital lease obligations                   -            (4,017)
   Payments of subordinated notes payable             (110,000)             -
   Proceeds from subordinated notes payable            110,000          66,000
   Proceeds from short term notes payable              155,000
   Proceeds from exercise of common stock warrants     350,000
   Proceeds from sale of common stock warrants           5,000
   Proceeds from issuance of common stock                   -          350,000
   Proceeds from exercise of common stock options      119,245          40,512
                                                --------------------------------
  Net cash provided by (used in)
    financing activities                               629,245        (230,526)
                                                --------------------------------

       Net change in cash                               (7,407)          2,663


Cash at beginning of period                     $        7,784      $        -
                                                --------------------------------


Cash at end of period                           $          377      $    2,663
                                                ================================

Supplemental cash flow information:
  Cash paid for interest, net of original
     issue discount                            $        44,665      $   88,902
                                               =================================

Noncash investing and financing activities
   Accounts payable converted to common stock  $       130,246      $      -
   Short-term notes converted into common stock
      and warrants                                      65,000             -

          See accompanying notes to consolidated financial statements.

                                  VISEON, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

1. DESCRIPTION OF THE BUSINESS:

Viseon, Inc. (the "Company"), a Nevada corporation formerly known as "RSI Systems, Inc.", historically has been a developer of its own video conferencing systems primarily sold to corporate end users and OEM customers such as Philips Electronics, N.V. In May 2001, the former RSI Systems, Inc. was merged into its wholly owned subsidiary Viseon, Inc. in order to change the domicile of the Company to Nevada from Minnesota and to effect a simultaneous name change to Viseon, Inc. The shareholders of RSI Systems, Inc. approved the Plan of Merger between RSI Systems, Inc. and Viseon, Inc. on May 23, 2001. RSI Systems, Inc. was incorporated under the laws of Minnesota on December 21, 1993. On July 25, 1995, it completed its initial public offering of its common stock, par value $0.01 per share (the "Common Stock").

 In January 2003, the Company changed its focus from being a group videoconferencing systems manufacturer and reseller to a desktop and consumer video communications systems developer, manufacturer and reseller. The only measurable revenues that the Company is currently realizing are a result of sales of the VisiFone(TM), the Company's personal videophone which operates on broadband networks.

 The VisiFone products are low-cost broadband videophone communication devices which can be used by both consumers and businesses. The VisiFone is a self-contained system that does not require a PC or any external equipment for its operation and the VisiFoneTV model utilizes a standard television monitor for display. Both VisiFone models operate on any broadband connection and home or office network including high-speed Internet connections via DSL or cable modem. The VisiFone is available as either an ITU Standard, H.323 compliant system which is compatible with most corporate video conferencing systems or as a Session-Initiation-Protocol (SIP) compliant device which is compatible with many of the emerging Voice Over Internet Protocol (VoIP) telephony networks. The VisiFone can be used in corporate applications and is priced such that it also has significant potential to be sold to residential consumers who have subscribed to broadband Internet access via cable modem or DSL of which there are currently over 24,000,000 subscribers in the U.S.


In addition to the sales of video communication devices , the Company has generated revenues in prior years from its intellectual property portfolio which includes U.S. and foreign patents related to video communications. The Company intends to enter into additional agreements whereby it may grant a license of its intellectual property to third parties in furtherance of developing proprietary consumer broadband videophone products and services.

 The Company plans on undertaking the continued development of VisiFone products and related services jointly with suitable, established developers and manufacturers. The Company is currently in the process of identifying and selecting prospective partners for the completion of its next generation of VisiFone products and services. The Company has also become a distributor in the U.S. of a broadband videophone manufactured by Leadtek, an Asian partner. The Company also plans on continuing to form new relationships with other companies to distribute their products and services along with its own products.

 The Company is now selling VisiFone's in a variety of test markets in small quantities. The current marketing strategy targets corporations with widespread operations across regional, national and international boundaries as well as residential consumers who have historically not purchased video communication devices in the past. The Company has also provided VisiFone's for trials by a number of providers of consumer broadband services via DSL or cable modem. The Company's objective is to have these providers offer the VisiFone to their broadband consumers either as a stand-alone service or in conjunction with their Voice Over Internet Protocol (VOIP) offerings. These broadband providers include the major U.S. cable television multi-system operators and telephone companies, both of which are actively marketing their high-speed internet access offerings to consumers and businesses.

All of these developments have affected and will continue to affect the Company's financial model in terms of margins, cash flow requirements and capital needs. The Company has a limited operational history with respect to the sales of broadband videophones. There can be no assurance that the Company will be able to succeed in implementing its strategy or that the Company will be able to achieve positive cash flow or profitable operations as a result of these changes in its business.

2. BASIS OF PRESENTATION:

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's June 30, 2003 consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of Viseon, Inc. and its wholly owned subsidiaries, RSI Systems Ltd. a subsidiary in the United Kingdom and Viseon PVT, Inc., a Nevada Corporation.

The consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods. Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Capitalized Software Costs. Software costs have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and product quality assurance are capitalized, when material. At December 31, 2003 and June 30, 2003, the Company had $1,998 and $2,758 respectively of unamortized computer software costs, including software acquired.

Liquidity. The Company has incurred losses from operations and negative cash flows for the six months ended December 31, 2003. In addition, the Company was unable to repay interest and principal on its debt when due (see Note 4). Together with a working capital deficit at December 31, 2003, these conditions raise concerns about the Company's ability to generate positive cash flows and fund operations on an ongoing basis.

Management plans to try to increase sales and improve operating results through
(i) increased marketing and direct sales activities to corporate customers and consumers; (ii) continued initiatives to gain acceptance of our product by consumer broadband providers for sale to their subscribers; (iii) continued measures to minimize overhead and (iv) initiatives to monetize our intellectual property rights. Management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future and the Company will continue to rely on short term loans, private equity placements and/or funds generated from the exercise of outstanding warrants and options to provide funds for operating activities. There can be no assurance that the Company will be able to continue to fund its operations. Management will continue to seek additional financing in addition to expanding its efforts to conserve cash through further expense reductions. There can be no assurance that the Company will be successful in achieving these objectives, becoming profitable, or continuing its business without interruption. Our failure to achieve the objectives outlined above or execute an alternative plan may ultimately result in the permanent cessation of our business.

Intangible Assets. The Company amortizes patents over their estimated useful lives of ten years using the straight-line method. Covenants not to compete were amortized using the straight-line method over the term of the covenants. At June 30, 2003, these covenants were considered impaired and were written off. Accumulated amortization of intangible assets was $36,365 and $30,234 at December 31, 2003 and June 30, 2003 respectively.

Revenue Recognition. The Company records sales revenue at the time products are delivered. The Company ensures the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC).

The SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." sets forth the SEC staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company uses these criteria to determine whether revenue can be recognized currently.

Accounts Receivable Reserves. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. If the financial condition of the Company's customers declines resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation. The Company writes down excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about product life cycles, demand for the Company's products, market conditions and other pertinent factors. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods. The inventory valuation reserve was $66,981 and $135,461 at December 31, 2003 and June 30, 2003, respectively.

Gain on extinguishment of debt. During the three months ended 12/31/03, the Company negotiated a discounted repayment related to amounts owed to creditors. Based on this discount, the Company recorded a gain on extinguishment of debt of $350,748 which is reflected as an extraordinary item in the accompanying statement of operations. The settlement of payables that took place during the quarter ended December 31, 2003 is not an activity that occurs in the ordinary course of business. This transaction is not typical in the environment in which the Company operates. This type of transaction has not taken place prior to this event. Therefore, the Company has recorded the recent transaction as an extraordinary gain.

Net Loss Per Common Share. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus the number of common share equivalents that represent all additional shares of common stock that would have been outstanding if all potentially dilutive securities (primarily stock options, stock warrants and convertible debt) had been exercised. All options and warrants outstanding during the three months and six months ended December 31, 2003 and 2002 were anti-dilutive.

4.       DEBT:

Senior Notes. Prior to June 2003, the Company maintained a line of credit facility with a bank. In June 2003, two qualified investors purchased the remaining balance of the indebtedness owed by the Company to its previous lender in the amount of $386,706, which had matured. Following the consummation of that transaction, the Company issued two new notes, convertible into common stock of the Company, in the amount of $193,353 each, in exchange for the debt purchased by the investors. These notes become due and payable in full on December 31, 2004. The Company also issued five-year warrants to these lenders to purchase 1,289,020 common shares at $0.30 per share and requiring 90-day notice by the holder of the notes prior to exercise. The notes require payment of interest quarterly at an annual interest rate of 12% and are secured by substantially all assets of the Company. These notes are convertible into common stock of the Company, at the lenders' option, at a conversion rate of one common share for each $0.30 of principal and interest outstanding upon 90-day notice from the holder to the Company. The approximate trading price of the Company's common stock at the time of the issuance of the notes and warrants was $.30 per share. Proceeds of $386,706 were allocated between the notes and warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount of $386,706 (the fair value of the warrants) is being amortized over the life of the notes using the straight-line method, which approximates the interest method. The Company has not made any required quarterly interest payments on the notes.

Subordinated Notes. In June 2002, the Company sold to two private investors its convertible secured subordinated notes in an aggregate principal amount of $300,000 due in June 2003. The notes are secured by substantially all of the Company's assets and are subordinated to the Company's senior lenders. The notes provide for interest payments quarterly at an annual rate of 12%. These notes provide for conversion, at the lenders' option, into shares of the Company's common stock at a conversion rate of one share for each $.55 of principal outstanding. Each purchaser of these notes also received a five-year warrant to purchase one share of common stock of the Company at a per-share exercise price of $.55 for each $.55 in original principal amount of these notes, for an aggregate number of 545,454 warrant shares. In connection with the sale of these notes, the Company also issued a five-year warrant to purchase 38,182 common shares at a purchase price of $0.55 per share. This warrant was issued to one of the private investors for services provided. During June 2003, upon the maturity of the original notes, the Company and the lenders' agreed to extend the due date to December 31, 2003, adjusted the conversion rate under the original note agreements and cancelled the existing warrants. The Company issued a new five-year warrant to the two lenders to purchase 999,999 common shares at $0.30 per share, the approximate market price of the Company's common stock during the time of the extension negotiations. The warrants may be exercised upon 90-day notice from the warrant holder to the Company. The conversion rate was adjusted to one common share for each $0.30 of principal and interest outstanding with conversion requiring 90-day notice to the Company from the holder. The approximate trading price of the Company's common stock at the time of the issuance of the new notes and warrants was $.30 per common share. The new warrants were valued using the Black-Scholes pricing model. The resulting original issue discount of $71,704 (the fair value of the warrants) is being amortized over the life of the notes using the straight-line method, which approximates the interest method. The Company has not made the required quarterly interest payments on the notes in September and December 2003 and did not repay the notes upon maturity in December 2003.

During May 2003, the Company converted a past-due account payable to a vendor in the amount of $300,000 into its convertible secured subordinated note in the principal amount of $300,000. This note provides for conversion, at the note holder's option, into shares of the Company's common stock at a conversion rate of one share for each $.30 of outstanding principal and interest due on the note. The note holder also received a five-year warrant to purchase one share of common stock of the Company at a per-share exercise price of $.30 for each $.30 in original principal amount of this note, for an aggregate number of 1,000,000 warrant shares. The conversion of the note and the exercise of the warrant require a 90 day notice to the Company. The note is secured by substantially all of the Company's assets and is subordinated to the senior notes, matures November 2004, and requires semi-annual interest payments at annual rate of 12%. The approximate trading price of the Company's common stock at the time of the issuance of the new notes and warrants was $.30 per common share The conversion of the account payable of $300,000 was allocated between the note and the warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount of $300,000 (the fair value of the warrants) is being amortized over the life of the notes using the straight-line method, which approximates the interest method. The Company has not made the required semi-annual interest payment in November 2003.

During May 2003, the Company also converted a past-due account payable to a vendor in the amount of $120,000 into its convertible secured subordinated note in the principal amount of $120,000. This note provides for conversion, at the note holder's option, into shares of the Company's common stock at a conversion rate of one share for each $.30 of outstanding principal and interest due on the note. The note holder also received a five-year warrant to purchase one share of common stock of the Company at a per-share exercise price of $.30 for each $.30 in original principal amount of this note, for an aggregate number of 400,000 warrant shares. The conversion of the note and the exercise of the warrant require a 90 day notice to the Company. The holder may also elect to convert accrued interest at the same rate. The note is secured by substantially all of the Company's assets and is subordinated to the senior notes, matures November 2004 and requires semi-annual interest payments at an annual rate of 12%. The approximate trading price of the Company's common stock at the time of the issuance of the new notes and warrants was $.30 per common share. The conversion of the account payable of $120,000 was allocated between the note and the warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount of $120,000 (the fair value of the warrants) is being amortized over the life of the notes using the straight-line method, which approximates the interest method. The Company has not made the required semi-annual interest payment in November, 2003.

As of December 31, 2003, the Company obtained a waiver from each of its senior and subordinated convertible note holders for its failure to make quarterly interest payments when due, and where applicable, to repay the notes on maturity. The terms of the waiver require the Company to repay all accrued interest and past-due principal balances no later than March 31, 2004. The waiver also clarified the Company's obligation to include all of the underlying common shares for both the convertible note and warrants associated with the indebtedness in the Company's next registration statement filing. The cumulative past-due interest owed by the Company to its convertible debt holders was approximately $113,400 at December 31, 2003. The cumulative past due principal balance owed by the Company to its convertible debt holders was approximately $1,100,000 at December 31, 2003. The Company received unsecured short term loans from different sources in the amount of $155,000 during the quarter ended December 31, 2003. The outstanding balances of these notes become due and payable February 29, 2004.

5. COMMITMENTS AND CONTINGENCIES:

a)   Manufacturing Agreement

     On August 28, 1996, the Company entered into a manufacturing agreement with a third party custom manufacturer (the "Manufacturer"). Pursuant to this agreement, the Manufacturer agrees to produce the Company's videoconferencing products including the MediaPro (R) and warrants that all products will be free from defects in material and workmanship for twelve months from the date the Company ships any such product to the customer or fifteen months from the date the Manufacturer ships to the Company, whichever comes first. The agreement may be terminated by either party upon failure of the other party to comply with any material term of the agreement after a 30 day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement. The Company may also terminate the agreement upon 30 days written notice. In such case, the Company would be obligated to pay for material and work in progress for products ordered.

     On June 30, 2003, the Company and the Manufacturer agreed that the Company would no longer place orders for its MediaPro384(R) group videoconferencing product line from the manufacturer. The agreement has not yet been terminated; however, the Company and the Manufacturer have entered into discussions regarding the potential obligation that may arise from the termination of the agreement and the Company has accrued an estimate of that potential liability of $518,500. The total disputed amount is approximately $1,127,000 including the $518,500.

b)   Investor and Recruitment Agreement

     In February 2001, in connection with an agreement for seeking potential investors and recruiting and hiring senior management, the Company issued warrants to purchase 500,000 shares of its common stock at a price of $.45 per share, above the then current market price of Viseon Common Shares. Of these, 50,000 warrants were issued and vested immediately and were valued at $10,315 using the Black-Scholes pricing model. In addition, 450,000 warrants vest at a rate of 37,500 quarterly and may vest earlier based on the achievement of earnings criteria as defined in the agreement, which to date have not been met. In connection with the agreement, 37,500 warrants vested and were valued at $7,735 using the Black-Scholes pricing model during the second quarter of fiscal year 2004. As of December 31, 2003, 412,500 warrants vested and were valued at $85,094 using The Black-Scholes pricing model. The warrants expire in February 2006.

c) The Company is subject to certain litigation and claims arising in the ordinary course of business related to overdue accounts payable.

6.   Stockholders  Deficit

     For the three months ended  December 31, 2003,  279,248  shares were issued
     pursuant  to  the  2003   Consultant   Compensation   Plan  in  payment  of
     approximately $312,473 in services rendered.

     During October 2003, a warrant holder exercised an existing warrant to purchase 1,000,000 shares of common stock at $0.25 per share, generating proceeds of $250,000 and another existing warrant holder exercised a warrant to purchase 166,666 of common stock at $0.60 per share generating proceeds of $100,000.

     During October 2003, the Company sold a five-year warrant to an accredited investor for the purchase of 166,666 shares of common stock at $1.62 per share for $5,000. The Company also exchanged two five year warrants to purchase 250,000 shares (each) of common stock at $1.10 per share in satisfaction of short-term notes payable of $65,000.


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

Beginning with the third quarter of the Company's fiscal 2002, the Company's profit margins were eroded by intense competition from other group video conferencing product manufacturers and resellers. The Company recognized the need to modify its business model to achieve higher margins and benefit from its portfolio of U.S. and foreign patents.

In January 2003, the Company completed its change in focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications developer, manufacturer and reseller.

In February 2003, the Company received notice of allowance for all of its pending patent applications from the European Patent Office in the following countries: Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Ireland, Italy, Lichtenstein, Luxembourg, Monaco, Netherlands, Portugal, Spain, Sweden, and Switzerland. To date, the Company has received confirmation of issuance in Austria, Denmark, Germany, Greece, Spain, and Sweden. The Company is exploring ways to license these patents in the various countries. However, no assurance can be made as to the future value of these patents.

The VisiFone(TM) is a low-cost (currently under $600 MSRP) broadband videophone available in 3 separate models. The VisiFone is a self-contained system that does not require a PC or any external equipment. The VisiFone operates on any broadband connection and home or office network including high-speed Internet connections via DSL or cable modem. The VisiFone is available in either the ITU Standard H.323 or SIP protocol. The H.323 version provides for compatibility with most corporate video conferencing systems while the SIP protocol allows the VisiFone to connect to many of the existing Voice Over Internet Protocol (VoIP) service providers. All of the VisiFone models can be used by both corporations and consumers.

The VisiFoneTV(TM) is the third model of the VisiFone family and contains all of the features present in the H.323 model of the VisiFone, but does not have an integrated display. The VisiFoneTV is operated by a handheld remote, has a full-duplex speakerphone and requires a connection to a standard television monitor to display the video images and provide audio.

The VisiFone provides users with video communications capabilities over broadband networks, to any compatible device anywhere in the world. The VisiFone utilizes between 128k and 768k of bandwidth and delivers up to 30 frames per second video quality and full duplex audio. The VisiFone resembles a corporate desktop telephone with an embedded 5.6" color TFT/LCD screen and CCD camera. The VisiFone TV model utilizes any standard television monitor for display and audio and is operated via a hand-held remote control. No PC is required for any VisiFone model.

Either VisiFone enables a user to connect the VisiFone to a television for a larger display such as in a conference room in a corporate application or to a family room television in a consumer application. The user may also attach a variety of video capture and playback devices to the VisiFone to transmit still or moving images to a compatible device at the remote end. Examples of devices which may be connected to a VisiFone include a camcorder, VCR, DVD, document camera, digital camera and white board or PC via a scan converter.

The Company owns five U.S. and eighteen foreign patents relating to interactive audio and video communications. The first of these patents was filed in 1994 and issued in 1998. The company has licensed certain patents to one company and has entered into agreements not to sue with another. It intends to achieve additional licensing of its intellectual property to third parties and plans to continue to seek protection on additional intellectual property assets.

The Company plans on undertaking the development of new products and services jointly with suitable, well established development partners and manufacturers. The Company is currently in the process of identifying and selecting these partners and vendors for its next generation VisiFone products and services. The Company has also become a distributor in the U.S. of a broadband videophone manufactured by Leadtek, an Asian partner. The Company also plans on continuing to form new relationships with other companies to distribute their products and services along with its own products.

The Company's marketing strategy is to focus on corporations who have wide-spread operations across regional, national and international boundaries as well as residential consumers who have historically not purchased video communications devices. Distribution may include the utilization of arrangements with providers of broadband internet access, such as cable Multi System Operators (MSOs) and telephone companies which provide Digital Subscriber Line
(DSL) services. All of these developments have affected and will continue to affect the Company's financial model in terms of margins, cash flow requirements, and other areas. The Company has a limited history with respect to the new product focus and direction of its business. There can be no assurance that the Company will be able to succeed in implementing its strategy, or that the Company will be able to achieve positive cash flow or profitable operations as a result of these changes in its business.

RESULTS OF OPERATIONS

Three Months ended December 31, 2003 Compared to Three Months ended December 31, 2002.

Net Sales. Net sales for the second quarter of fiscal year 2004 were $37,161 down 86.8% from $282,534, in the second quarter of fiscal year 2003. The decrease in sales in the second quarter of fiscal year 2004 was a result of lower sales volume associated with the Company's lower selling prices on the VisiFone and an overall reduction in the actual number of sales. Sales for the second quarter of 2003 included sales of $278,260 related to group video conferencing products and services.

Gross Profit (Loss). Gross profit was $77,191 in the second quarter of fiscal year 2004 compared to a gross loss of ($675,848) during the second quarter of fiscal year 2003. The gross profit in the second quarter of fiscal 2004 includes ($66,830) reduction in the Company's inventory reserve. Cost of goods sold as a percentage of net sales in the second quarter of fiscal year 2004 was 72.1% compared to 126.8% in the second quarter of fiscal year 2003. During the second quarter of fiscal year 2004, the Company continued to sell its new VisiFone products to both corporate and consumer customers.

Research and Development Expenses. Research and development expenses were $28,221 for the second quarter of fiscal year 2004, or 75.9% of net sales, compared to research and development expenses of $20,017 or 7.1% of net sales for the second quarter of fiscal year 2003. Actual expenses increased approximately $8,204 as a result of an increase in resources dedicated to the development of the Company's VisiFone.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $615,744 or 1,657.0% of net sales for the second quarter of fiscal year 2004 compared to $407,034 or 144.1% of net sales for the second quarter of fiscal year 2003. Overall expenses increased by $208,710 compared to fiscal year 2003. The primary increase in expenses was associated with the launching of the Company's new VisiFone product line. These expenses included approximately $7,765 non-cash expense related to depreciation and amortization, $6,945 non-cash expenses related to variable stock option accounting rules, $312,473 in non-cash stock compensation expenses related to services rendered by consultants, who provided, among other things development, marketing and sales services to the Company. Total non-cash expenses were $327,183 for the second quarter of fiscal 2004. The Company anticipates that, in the remaining two quarters of fiscal 2004, Selling, General and Administrative expenses will be less relative to the same quarter in fiscal 2003 due to the Company's focus of its efforts on its new product.

Other Income (Expense). Other expense was ($214,939) in the second quarter of fiscal year 2004, compared to other income of $162,911 in the second quarter of fiscal year 2003. The net change from fiscal 2004 to fiscal 2003 was primarily due to a one-time gain of $314,712 on the sale of deferred revenue contracts recorded in the second quarter of fiscal 2003 and increased amortization of warrant costs in fiscal 2004 associated with a higher amount of subordinated debt and the warrant cost associated therewith.

As a result of the foregoing, net loss for the second quarter of fiscal year 2004 was ($430,965), or ($.02) per common share compared to a net loss of ($939,988) or ($.06) per common share in the second quarter of fiscal year 2003. The net loss in fiscal 2004 includes a gain from extinguishment of debt in the amount of $350,748.

Six Months ended December 31, 2003 Compared to Six Months ended December 31,
2002.

Net Sales. Net sales for the six-month period ended December 31, 2003 were $67,860, down 92.6% from $915,060 for the six-month period ended December 31, 2002. The decrease in net sales during the six-month period ended December 31, 2003 was a result of lower sales volume associated with the Company's lower selling prices on the VisiFone and an overall reduction in the actual number of sales. Net sales for the six months ended December 31, 2002 included sales of the Company's remaining inventory of group video conferencing systems.

Gross Profit (Loss). Gross profit was $74,350 for the six-month period ended December 31, 2003, compared to a gross loss of $(612,751) during the six-month period ended December 31, 2002. Cost of goods sold as a percentage of net sales for the six-month period ended December 31, 2003 was 88.9% compared to (101.4%) during the six-month period ended December 31, 2002. Gross profit increased $687,101 due to adjustments of ($66,830) (reduction in inventory valuation reserve) and $600,000 (increase in inventory valuation reserve) for the six-month period ended December 31, 2003 and December 31, 2002 respectively.

Research and Development Expenses. Research and development expenses were $29,767, or 43.9% of sales for the six-month period ended December 31, 2003, compared to research and development expenses of $45,206, or 4.9% of sales for the six-month period ended December 31, 2002. Actual expenses decreased approximately $15,439 during the six-month period ended December 31, 2003 as a result of lower head count associated with the Company's change of focus to the new VisiFone product line. The Company anticipates significantly increasing its research and development expenses over the final two quarters of fiscal 2004 and through fiscal 2005.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $1,079,064 for the six-month period ended December 31, 2003 or 1,590.1% of sales, compared to $1,444,070 or 157.8% of sales for the six-month period ended December 31, 2002. The decrease in selling, general and administrative expenses during the six-month period ended December 31, 2003 was primarily a result of lower head-count required to support the Company's personal videophone product as compared to the level of staff required to support the previous line of products.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

Net cash used in operating activities was $546,029 in the second quarter of fiscal year 2004, compared to $238,471 provided by operating activities in the second quarter of fiscal year 2003. The substantial reduction in cash flow is due to reduced sales activity as the Company realigns its strategy toward sales of the Visifone.

In addition, the Company has past due interest of approximately $113,400 and $300,000 of past due principal.

For the past couple of years, we have been obtaining funds in comparatively small amounts on an "as needed" basis from various sources primarily through short term loans, the private placement of small amounts of equity securities, sale of convertible notes payable with warrant coverage and the exercise by warrant and option holders of their rights to purchase the Company's common stock. Once received, these funds have sustained us financially only for a limited time, after which they become exhausted and additional funds are required. We have also attempted to minimize our cash outlays by reducing headcount and paying certain obligations in shares of the Company's common stock. Because of this manner of financing, we have had varying amounts of cash on hand at any particular time. As of December 31, 2003, we had cash on hand in the amount of $377. We believe that we will require funding in the amount of $600,000 for us to continue to operate our business at our current level over the next 12 months. Although we are reasonably confident that we will be able to obtain funds to continue our business pursuits at this level, there can be no assurances that we will be able to do so. To achieve our goals of growing our business and developing and launching a next generation VisiFone we must obtain a significant financing commitment. The amount of investment required will depend on the targets that we eventually set and the time frame in which we plan to execute our plan. Currently, we believe that we are making meaningful progress in procuring the capital necessary to execute our plan. However, there can be no assurance that we will be able to obtain the necessary financing to move our business pursuits beyond a minimal level. Overall, there can be no assurance that adequate funds will be available to us on reasonable terms or at all. If adequate funds are not available on acceptable terms, we may be prevented from pursuing future opportunities, and responding to competitive pressures. In addition, we may be required to reduce our level of operations or cease operations altogether and not remain a viable entity.

We have been unable to make required payments of principal and interest on our debt obligations. Through December 31, 2003, lenders have been cooperating with us by extending due dates on payment obligations and not exercising other rights available to them such as foreclosure on our assets. We have also been unable to pay certain trade payables as they became due.

We do not anticipate that our operations will generate adequate cash flow to fund our operations for at least the next twelve months, so we will be dependent on securing additional funds from investors or lenders. If we are unable to secure additional funds, we may be unable to remain in business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to net revenues, allowance for doubtful accounts, sales returns and allowances, inventory reserves, goodwill and purchased intangible asset valuations, warranty reserves, restructuring cost, litigation and other contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

When product sales revenue is recognized, we establish and estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenue would result. Revenue from the licensing of patents is recognized at the time a patent agreement is executed and the goods, services and/or cash are received. Our product typically carries a ninety-day to five-year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery cost that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins.

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

Item 3.           CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On June 22, 2001, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against Forgent Networks, Inc. seeking damages for reasonable royalties and lost profits associated with the alleged infringement of the intellectual property rights associated with two of the Company's U.S. patents, being patents numbered 6,073,192 and 5,802,281 respectively. The United States District Court granted a partial summary judgment in favor of Forgent, which resolved certain claims advanced. Forgent and the Company thereafter submitted briefs on the remaining issues which included the payment of attorneys' fees and the dismissal of the litigation. On November 24th, 2003, the Court dismissed the action finding that said Court lacked subject matter jurisdiction over the action and ruled that each party bear its own attorney's fees and costs. Subsequent to such ruling, on December 23, 2003, Forgent filed a brief in support of its motion for reimbursement of legal fees and costs. The Company timely filed a reply brief in response thereto in support of its position that the motion was moot as the issue raised therein had been previously ruled on and resolved by November 24th, 2003 order. This matter remains subject to review and the Company intends to vigorously defend against the claims asserted.

     On February 17, 2003, Avanstar Communications, Inc. instituted suit against the Company in the District Court of Dallas County, Texas, 192nd Judicial District, (Cause No. CC03-01851-C) seeking the recovery of damages totaling $21,469 for goods and services which the Plaintiff claims were allegedly purchased by the Company. The Plaintiff seeks damages allegedly suffered as a result of a breach by the Company of a contract theoretically existing between it and with the Plaintiff as well as the recovery of attorneys' fees expended in connection with the prosecution of such action. The Company filed its answer in response to Plaintiff's claims in this lawsuit denying all of the material allegations advanced therein, setting forth certain defenses the Company has thereto and intends to vigorously defend against the allegations thereof.

     On May 5, 2003, Dow Jones, Inc. instituted a suit against the Company in the District Court of Dallas County, Texas, 192nd Judicial District (Cause No. CC03-04578-A) seeking the recovery of $31,029 allegedly owed for goods and services purchased by the Company from this plaintiff. The damages were based upon an alleged breach of contract and the recovery of attorneys' fees. On January 28, 2004, the Company settled this matter in full, for the sum of $5,200, which has been paid to Plaintiff Dow Jones, Inc, in exchange for a full and complete release and an order dismissing the case with prejudice.

     On June 9, 2003, the Company received service of notice regarding a suit initiated by Polycom, Inc. in the County Court at Law Number 4, Dallas County, Texas (Cause No. cc-03-01742-d) against the Company seeking $426,471 allegedly owed for videoconferencing products purchased by the Company from Polycom. In the month of October, 2003, the Company entered into an agreement with the Plaintiff in full and final settlement of this matter for the amount of $80,000. Pursuant to the terms of the settlement agreement, an Order of Dismissal With Prejudice will be entered by the court in final resolution of this litigation. The Company paid the entire settlement amount in two installments of $40,000, the first of which was paid on October 31, 2003 and the last of which was paid on November 30, 2003.

     On June 12, 2003, Mike Prell d/b/a/ Dallas Computer Recovery instituted a suit against the Company in the District Court of Dallas County, Texas, 192nd Judicial District, (Cause No. 03-05996-K) seeking recovery of $169,766 allegedly owed for goods and services which the Plaintiff claimed were purchased by the Company and liquidated damages for the Company's alleged failure to purchase goods which Plaintiff asserted the Company was obligated to purchase. This damage amount includes amounts claimed to be the result of an alleged breach of contract and recovery of attorneys' fees. In January 2004, the Company entered into a settlement agreement pursuant to Rule 11 of the Texas Rules of Civil Procedure, pursuant to which the Company has agreed to pay the plaintiff the sum of $25,000 and to sell the Company's intellectual property related solely to the Automatic Line Routing Switch product line for which the Company had previously discontinued sales activities in consideration of the Plaintiff paying the Company a perpetual royalty on each Automatic Line Routing Switch sold by the Plaintiff following the sale or disposition of the 500th unit. In exchange for the foregoing, the lawsuit advanced by the Plaintiff will be dismissed with prejudice to the refiling of the same claims advanced therein and any other claims that could have been advanced therein. Final documentation is pending review by counsel to the Company.

     On October 15, 2003, Sony Electronics, Inc. instituted suit against the Company in the District Court of Dallas County, Texas, 192nd Judicial District (Cause No. CC03-9448-A) seeking the recovery of $17,475 allegedly owed for goods and services purchased by the Company from this plaintiff. The amount sought includes damages for an alleged breach of contract and the recovery of attorneys' fees. The Company has answered the allegations advanced therein in its sworn denial filed in response thereto setting forth certain affirmative defenses to the plaintiff's claims.The Company intends to vigorously defend against the claims asserted against it and has engaged legal counsel to review the factual matters pertaining thereto for the purpose of evaluating the merits of significant counter-claims which the Company may advance against the plaintiff.

     On November 17, 2003, Menlo Worldwide Forwarding, Inc. instituted suit against the Company in the County Court at Law Number 5, Dallas County, Texas (Cause No. CC-03-12252-E) seeking the recovery of $25,006.44 in actual damages allegedly resulting from a breach of contract caused by the failure to pay amounts owed for goods and services which the Plaintiff claims were purchased by the Company and the recovery of an additional sum of $8,335 for attorneys' fees. The Company timely filed its answer to the allegations advanced by the Plaintiff therein in a sworn denial, denying all of the material allegations advanced therein under oath and in addition thereto filed certain affirmative defenses to the Plaintiff's claims. The Company intends to vigorously defend against the claims asserted against it by the Plaintiff.

     The Company is subject to certain other litigation and claims arising in the ordinary course of business. Management believes the amounts ultimately payable, if any, as a result of such claims and assessments will be less than the required disclosure thresholds of the U.S. Securities and Exchange Commission (the "Commission").

Item 2. CHANGES IN SECURITIES

     For the three months ended December 31, 2003, 279,248 shares had been issued pursuant to the 2003 Consultant Compensation Plan in payment of approximately $312,473 in services rendered.

     During October 2003, a warrant holder exercised a warrant to purchase 1,000,000 shares of common stock at $0.25 per share generating proceeds of $250,000 and another warrant holder exercised a warrant to purchase 166,666 of common stock at $0.60 per share generating proceeds of $100,000. The issuances of the common stock are claimed to be exempt pursuant to Sections 4(2) and 4(6) of, and Regulation D under, the Securities Act of 1933, as amended (the "Act").

     During October, 2003, the Company also sold a new warrant to an accredited investor for the purchase of 166,666 shares of common stock at $1.62 per share for $5,000. The Company also exchanged warrants with accredited investors to purchase 500,000 shares of common stock at $1.10 in exchange for $65,000 of short-term notes payable. The issuances of the warrants are claimed to be exempt, and the issuances of the common stock underlying the warrants will be claimed to be exempt, pursuant to Sections 4(2) and 4(6) of, and Regulation D under, the Act.

     During December 2003, the Company granted an individual a five-year warrant for the purchase of 100,000 shares of common stock at $0.84 per share in exchange for consulting services. Exercise of this warrant requires the holder to provide the Company with 90 days notice prior to exercise. The issuances of the warrants is claimed to be exempt, and the issuances of the common stock underlying the warrants will be claimed to be exempt, pursuant to Sections 4(2) and 4(6) of, and Regulation D under, the Act.


Item 3. DEFAULTS UPON SENIOR SECURITIES

     As of December 31, 2003, the Company obtained a waiver from each of its senior and subordinated convertible note holders for its failure to make interest payments when due and, where applicable, repay the notes on maturity. The terms of the waiver require the Company to repay all accrued interest and past-due principal balances no later than March 31, 2004. The waiver also clarified the Company's obligation to include all of the underlying common shares for both the convertible notes and warrants associated with the indebtedness in the Company's next registration statement filing. The cumulative past-due interest owed by the Company to its convertible debt holders was approximately $113,400 at December 31, 2003. The cumulative past due principal balance owed by the Company to its convertible debt holders was approximately $1,100,000 at December 31, 2003.

     At March 31, 2004, we will have to pay the outstanding balance owed and accrued but unpaid interest or modify the terms of the notes again, or else face the possible assertion of creditor's rights and remedies.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

Item 5. OTHER INFORMATION

             None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

    Exhibit
     Number             Description

      31.01 Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
      32.01 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)  Reports on Form 8-K

                 During the quarter ended December 31, 2003, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  VISEON, Inc.

Dated:    February 13, 2004       By:   /s/ John C Harris
                                  -----------------
                                  John C. Harris
                                  It's President & Chief Executive Officer


                                  By:  /s/ John C Harris
                                  John C. Harris
                                  It's Chief Financial Officer