Form 10QSB
period 2004-03-31
VISEON INC
filed 2004-05-17
CIK 936130

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                      ACT
              OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

The Company had 24,236,407 shares of Common Stock, $ 0.01 par value per share, outstanding as of May 16, 2004.

Transitional Small Business Disclosure Format (Check one): Yes __ No X

                                  Viseon, Inc.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets
March 31, 2004 (unaudited) and June 30, 2003 ............................................       3

Consolidated Statements of Operations (unaudited) -
Three months ended March 31, 2004 and 2003...............................................       4

Consolidated Statements of Operations (unaudited) -
Nine months ended March 31, 2004 and 2003................................................       5

Consolidated Statements of Cash Flows (unaudited) - Nine
Months ended March 31, 2004 and 2003. ...................................................       6

Notes to Unaudited Consolidated Financial Statements.....................................       8

Item 2.  Management's Discussion and Analysis or Plan of Operation.......................      13

Item 3.  Controls and Procedures.........................................................      16

PART II  OTHER INFORMATION

   Item 1.  Legal Proceedings............................................................      16

   Item 2.  Changes in Securities and Use of Proceeds....................................      17

   Item 3.  Defaults Upon Senior Securities..............................................      17

   Item 4.  Submission of Matters to a Vote of Security Holders..........................      17

   Item 5.  Other Information............................................................      18

   Item 6.  Exhibits and Reports on Form 8-K.............................................      18

Signatures...............................................................................      18

Exhibit Index ...........................................................................      18

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         VISEON , INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                       Mar 31,        June 30,
                                                                        2004            2003
                                                                    (Unaudited)      (Audited)
                                                                    --------------------------
                                          Assets
                                         --------
Current assets:
   Cash                                                             $  4,507,796    $      7,784
   Accounts receivable, net of allowance for doubtful
     accounts of $46,586 and $-                                           30,489          46,955
   Inventories, net                                                       52,959           7,079
   Prepaid expenses                                                      126,380          46,573
                                                                    ----------------------------
           Total current assets                                        4,717,624         108,391
                                                                    ----------------------------

Property and equipment:
   Furniture and equipment                                             1,802,631       1,801,026
   Leasehold improvements                                                  5,421           5,421
     Less accumulated depreciation and amortization                   (1,746,884)     (1,734,565)
Net property and equipment                                                61,168          71,882
                                                                    ----------------------------

Intangible assets, net                                                   219,556         110,898
                                                                    ----------------------------
                                          Total Assets              $  4,998,348    $    291,171
                                                                    ============================

                        Liabilities and Stockholders' Equity (Deficit)
                        ----------------------------------------------
Current liabilities:
   Subordinated notes payable                                       $          -    $    228,296
   Short-term notes payable                                                    -               -
   Accounts payable                                                    1,564,935       1,840,597
   Accrued expenses                                                      334,600         104,692
           Total current liabilities                                   1,899,535       2,173,585

Long-term liabilities

   Subordinated notes payable, net                                             -          23,333
                                                                    ----------------------------
           Total liabilities                                           1,899,535       2,196,918
                                                                    ----------------------------
Stockholders' equity (deficit):

     Preferred stock ($.01 par value per share, 5,000,000 shares
        authorized, 229 and - issued and outstanding                           -               -
     Common stock ($.01 par value per share, 50,000,000 shares
        authorized, 24,236,407 and 17,829,829 issued and
        outstanding)                                                     242,364         178,298
     Additional paid-in capital                                       29,267,916      24,179,469
     Accumulated deficit                                             (26,411,467)    (26,263,514)
                                                                    ----------------------------
        Total stockholders' equity (deficit)                           3,098,813      (1,905,747)
                                                                    ----------------------------
           Total Liabilities and Stockholders' Equity (Deficit)     $  4,998,348    $    291,171
                                                                    ============================

See accompanying notes to consolidated financial statements.

                         VISEON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                              Three Months    Three Months
                                                                 Ended           Ended
                                                               March 31,        March 31,
                                                                  2004           2003
                                                              (Unaudited)     (Unaudited)
                                                              ---------------------------
Net sales                                                     $     88,916    $     94,587
Cost of goods sold                                                  83,637          31,483
Reserve for inventories                                                  -        (276,600)
                                                              ----------------------------
          Gross profit (loss)                                        5,279         339,704

Research and development                                            46,718          15,033
Selling, general, and administrative                               693,065         699,777
                                                              ----------------------------
          Operating loss                                          (734,504)       (375,106)

Other income (expense):
    Interest expense                                              (563,750)        (80,397)
    Gain on sale of deferred revenue contracts                           -               -
    Other income (expense), net                                          -           1,706
                                                              ----------------------------
          Other income (expense), net                             (563,750)        (78,691)
                                                              ----------------------------
Loss before extraordinary item                                  (1,298,254)       (453,797)

Gain on extinguishment of debt, net of income taxes of $0           26,563               -
                                                              ----------------------------
          Net loss                                            $ (1,271,691)   $   (453,797)
                                                              ----------------------------
Preferred stock dividends                                     $     22,465    $          -
                                                              ----------------------------
          Loss attributable to common stockholders            $ (1,294,156)       (453,797)
                                                              ============================
Loss before extraordinary item per common share - basic       $      (0.06)   $      (0.03)
Loss before extraordinary item per common share - diluted     $      (0.06)   $      (0.03)
==========================================================================================
Gain on extinguishment of debt per common share - basic       $          -    $          -
Gain on extinguishment of debt per common share - diluted     $          -    $          -
==========================================================================================
Loss attributable to common stockholders per share - basic    $      (0.06)   $      (0.03)
Loss attributable to common stockholders per share - diluted  $      (0.06)   $      (0.03)
==========================================================================================
Weighted average shares outstanding - basic                     20,727,838      15,319,182
Weighted average shares outstanding - diluted                   20,727,838      15,319,182
==========================================================================================

See accompanying notes to consolidated financial statements.

                         VISEON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                              Nine Months     Nine Months
                                                                 Ended           Ended
                                                               March 31,       March 31,
                                                                  2004            2003
                                                              (Unaudited)     (Unaudited)
                                                              ---------------------------
Net sales                                                     $    156,776    $  1,009,647
Cost of goods sold                                                 143,977         959,294
Reserve for inventories                                            (66,830)        323,400
                                                              ----------------------------
          Gross profit (loss)                                       79,629        (273,047)

Research and development                                            76,485          60,239
Selling, general, and administrative                             1,772,129       2,143,846
                                                              ----------------------------
          Operating loss                                        (1,768,985)     (2,477,132)

Other income (expense):
    Interest expense                                              (982,223)       (319,299)
    Gain on sale of deferred revenue contracts                           -         314,712
    Other income (expense), net                                          -            (383)
                                                              ----------------------------
          Net Other Income (Expense)                              (982,223)         (4,970)
                                                              ----------------------------
Loss before extraordinary item                                  (2,751,208)     (2,482,102)
Gain on extinguishment of debt, net of income taxes of $0          377,311               -
                                                              ----------------------------
          Net loss                                              (2,373,897)     (2,482,102)
                                                              ----------------------------

Preferred stock dividends                                           22,465               -
                                                              ----------------------------
          Loss attributable to common stockholders            $ (2,396,362)   $ (2,482,102)
                                                              ============================
Loss before extraordinary item per common share - basic       $      (0.14)   $      (0.17)
Loss before extraordinary item per common share - diluted     $      (0.14)   $      (0.17)
                                                              ============================
Gain on extinguishment of debt per common share - basic       $       0.02    $          -
Gain on extinguishment of debt per common share - diluted     $       0.02    $          -
                                                              ============================
Loss attributable to common stockholders
  per common share - basic                                    $      (0.12)   $      (0.17)
Loss attributable to common stockholders
  per common share - diluted                                  $      (0.12)   $      (0.17)
                                                              ============================
Weighted average shares outstanding - basic                     19,354,080      14,823,818
Weighted average shares outstanding - diluted                   19,354,080      14,823,818
                                                              ============================

See accompanying notes to consolidated financial statements.

                          VISEON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                    Nine Months Ended       Nine Months Ended
                                                                       March 31,                 March 31,
                                                                         2004                       2003
                                                                      (Unaudited)               (Unaudited)
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                        $    (2,373,897)         $    (2,482,102)
    Adjustments to reconcile net loss to net cash
      flows from operating activities
      Depreciation and amortization                                          22,268                  266,320
      Amortization of original issue discount                               855,076                  176,558
      Compensation related to stock options                                  40,660                  (88,120)
      Warrants issued for services                                           39,871                  315,788
      Common stock issued for services                                      514,043                  253,924
      Loss on sale of equipment                                                 152                        -
      Gain on sale of deferred revenue contracts                                  -                 (314,712)
      Reserve for inventories                                               (66,830)                 323,400
      Gain on extinguishment of debt                                       (377,311)                       -
      Accounts receivable, net                                               16,466                1,170,371
      Inventories, net                                                       20,950                  610,154
      Prepaid expenses                                                      (79,807)                   4,846
      Cash issued in excess of cash in bank                                                          (51,919)
      Accounts payable                                                      (37,823)                 (27,158)
      Accrued expenses                                                      358,400                  (40,313)
      Deferred revenue                                                           -                    16,003
                                                                    ----------------------------------------
      Net cash provided by (used in) operating activities                (1,067,782)                 133,040
                                                                    ----------------------------------------

Cash flows from investing activities:
    Proceeds from sale of equipment                                           1,000                        -
    Payments for patent costs                                              (118,469)                       -
    Purchases of software, property and equipment                            (2,896)                  (5,283)
    Proceeds from sale of deferred revenue contracts                              -                        1
                                                                    ----------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                                (120,365)                  (5,282)
                                                                    ----------------------------------------

                  VISEON, INC. AND SUBSIDIARIES

                                                                      Nine Months        Nine Months
                                                                         Ended              Ended
                                                                        March 31,         March 31,
                                                                          2004              2003
                                                                       (Unaudited)      (Unaudited)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net repayments on revolving credit facility                                   -          (811,865)
    Payments of capital lease obligations                                         -            (4,017)
    Payments of notes payable                                              (202,936)                -
    Proceeds from subordinated notes payable                                110,000           223,000
    Proceeds from short term notes payable                                  155,000                 -
    Proceeds from issuance of convertible preferred
       stock and warrants                                                 5,725,000                 -
    Payment of preferred stock issuance cost                               (666,400)                -
    Proceeds from exercise of common stock warrants                         350,000                 -
    Proceeds from sale of common stock warrants                               5,000                 -
    Proceeds from issuance of common stock                                        -           610,000
    Proceeds from exercise of common stock options                          212,495            40,512
                                                                     --------------------------------
       Net cash provided by (used in) financing activities                5,688,159            57,630
                                                                     --------------------------------

       Net change in cash                                                 4,500,012           185,388

Cash at beginning of period                                                   7,784                 -
                                                                     --------------------------------

Cash at end of period                                                $    4,507,796    $      185,388
                                                                     --------------------------------

Supplemental cash flow information:
    Cash paid for interest, net of original issue discount           $       71,817    $       88,902
                                                                     --------------------------------

Noncash investing and financing activities
    Accounts payable converted to common stock                       $      130,246    $            -
    Short-term notes converted into common stock warrants            $       65,000    $            -
    Convertible notes converted into common stock                    $    1,254,726    $            -
                                                                     --------------------------------




          See accompanying notes to consolidated financial statements.

                                  VISEON, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003

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

The VisiFone products are low-cost broadband videophone communication devices, which can be used by both consumers and businesses. The VisiFone is a self-contained system that does not require a PC or any external equipment for its operation and the VisiFoneTV model utilizes a standard television monitor for display. Both VisiFone models operate on any broadband connection and home or office network including high-speed Internet connections via DSL or cable modem. The VisiFone is available as either an ITU Standard, H.323 compliant system which is compatible with most corporate video conferencing systems or as a Session-Initiation-Protocol (SIP) compliant device, which is compatible with many of the emerging Voice Over Internet Protocol (VOIP) telephony networks. The VisiFone can be used in corporate, government and educational applications and is priced such that it also has significant potential to be sold to residential consumers who have subscribed to broadband Internet access via cable modem or DSL of which there are currently over 25,000,000 subscribers in the U.S.

In addition to the sales of video communication devices, the Company has generated revenues in prior years from its intellectual property portfolio, which includes U.S. and foreign patents related to video communications. The Company intends to enter into additional agreements whereby it may grant a license of its intellectual property to third parties in furtherance of developing proprietary consumer broadband videophone products and services.

The Company plans on undertaking the continued development of VisiFone products and related services jointly with suitable, established developers and manufacturers. The Company is currently in the process of identifying and selecting prospective partners for the completion of its next generation of VisiFone products and services. The Company has also become a distributor in the U.S. of a broadband videophone manufactured by Leadtek, an Asian partner. The Company plans on continuing to form new relationships with other companies to distribute their products and services along with its own products.

 The Company is now selling VisiFone's in a variety of test markets in small quantities. The current marketing strategy targets corporations with widespread operations across regional, national and international boundaries as well as residential consumers who have historically not purchased video communication devices in the past. The Company has also provided VisiFone's for trials by a number of providers of consumer broadband services via DSL or cable modem and independent providers of VOIP services. The Company's objective is to have these providers offer the VisiFone to their broadband consumers either as a stand-alone service or in conjunction with their Voice Over Internet Protocol offerings. These companies include the major U.S. cable television multi-system operators, telephone companies and providers of VOIP services which are not providers of broadband services directly.

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

The consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods. Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Capitalized Software Costs. Software costs have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs associated with the planning and design phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and product quality assurance are capitalized, when material. At March 31, 2004 and June 30, 2003, the Company had $1,998 and $2,758 respectively of unamortized computer software costs, including software acquired.

Intangible Assets. The Company amortizes patents over their estimated useful lives of ten years using the straight-line method. Covenants not to compete were amortized using the straight-line method over the term of the covenants. At June 30, 2003, these covenants were considered impaired and were written off. Accumulated amortization of intangible assets was $40,044 and $30,234 at March 31, 2004 and June 30, 2003 respectively.

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

Gain on Extinguishment of Debt. During the nine months ended March 31, 2004, the Company negotiated discounted repayments related to amounts owed to creditors. Based on these discounts, the Company recorded a gain on extinguishment of debt of $377,311, which is reflected as an extraordinary item in the accompanying statement of operations. The settlement of payables that took place during the nine months ended March 31, 2004 is not an activity that occurs in the ordinary course of business. This transaction is not typical in the environment in which the Company operates. This type of transaction has not taken place prior to this event. Therefore, the Company has recorded the recent transaction as an extraordinary gain.

Net Loss Per Common Share. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus the number of common share equivalents that represent all additional shares of common stock that would have been outstanding if all potentially dilutive securities (primarily stock options, stock warrants and convertible debt) had been exercised. All options and warrants outstanding during the three months and nine months ended March 31, 2004 and 2003 were anti-dilutive.

4. CONVERTIBLE PREFERRED STOCK AND WARRANTS:

In the months of March and April 2004, the Company sold, in private placement transactions, a total of 338 shares of Series A Convertible Preferred Stock in prepackaged units which included one Series A-1 Warrant and one Series A-2 Warrant for each share of Series A Convertible Preferred Stock (collectively referred to as the "Securities"). The private placement of the Securities resulted in gross proceeds to the Company of $8,450,000, prior to offering expenses. In total, holders of the 338 shares of Series A Convertible Preferred Stock may acquire 16,900,000 shares of our common stock (8,450,000 shares of common stock upon conversion and 8,450,000 shares upon exercise of warrants). The Company's placement agent received an aggregate placement fee of $845,000 and warrants to purchase 1,267,500 shares of common stock.

Each share of Series A Convertible Preferred Stock is convertible, at the initial conversion price of $1.00, into 25,000 shares of common stock, subject to adjustment under certain conditions. Holders of the Series A Convertible Preferred Stock are entitled to dividends at the rate of 10% per annum payable quarterly in either cash or, at the option of the Company, registered shares of common stock valued at fair market value. Shares of Series A Convertible Preferred Stock are convertible into shares of common stock at the holders' option at any time and will automatically convert to shares of common stock if certain trading volume and closing price targets on the Company's common stock are met at various intervals. In addition, shares of the Series A Convertible Preferred Stock participate on an as-if converted basis in any dividends paid on Common Stock. Holders of shares of Series A Convertible Preferred Stock are entitled to voting rights together with the Common Stock, on an as-if converted basis.

The conversion price of the Series A Convertible Preferred Stock is subject to appropriate adjustment in the event of stock splits, stock dividends, reverse stock splits, capital reorganizations, recapitalizations, reclassifications, and similar occurrences as well as the issuance of common stock in consideration of an amount less than the then-effective conversion price.

The holder of each Series A-1 Warrant is entitled to purchase 12,500 shares of common stock at an exercise price of $1.08 per share for a term of five years from the date of issuance. The holder of each Series A-2 Warrant is entitled to purchase 12,500 shares of Common Stock at an exercise price of $1.26 per share for a term of five years from the date of issuance. The exercise price of the Series A-1 and Series A-2 Warrants is subject to adjustment for the issuance of common stock in consideration of an amount less than the then effective exercise price.

The Securities and the underlying shares of common stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. The Company has filed a registration statement with the U.S. Securities and Exchange Commission which is currently pending review. The Company has also agreed to cause this registration statement to be declared effective on or before August 4, 2004, and to continuously remain effective thereafter, until all such common stock may be sold without regard to an effective registration statement. Failure to file or maintain a continuously effective registration statement will subject the Company to liability to certain holders of shares of Series A Convertible Preferred Stock in the form of liquidated damages totaling as high as $253,500 per month.

In addition to a placement fee paid in cash, the Company's placement agent received warrants to purchase a total of 1,267,500 shares of common stock at a purchase price of $1.00 per share for a term of five years from the date of issuance (the "Series A-1-AGENT Warrants"). The exercise price of the Series A-1-AGENT Warrants is subject to adjustment for the issuance of common stock in consideration of an amount less than the then effective exercise price.

As of March 31, 2004, the Company had sold 229 shares of Series A Convertible Preferred Stock resulting in gross proceeds of $5,725,000. The Company's placement agent was paid a fee of $572,500 and received warrants to purchase 858,750 shares of common stock. Proceeds from the private placement were allocated to the warrants ($3,476,590) using the Black-Scholes pricing model and to the beneficial conversion option ($2,248,410) based upon the intrinsic value of the conversion option.

5. DEBT:

In several transactions in fiscal 2002 and 2003, the Company issued convertible promissory notes with warrants to six different lenders in exchange for cash and, in some cases, the assumption of debt. The aggregate principal amount of the notes was $1,106,706. Proceeds were allocated between the notes and warrants, which were valued using the Black-Scholes pricing model. The resulting aggregate original issue discount of $1,106,706 (the fair value of the warrants) was being amortized over the life of the notes using the straight-line method, which approximated the interest method. The Company had been unable to repay interest and principal on the notes when due.

As of December 31, 2003, the Company obtained a waiver from each of its convertible note holders for its failure to make quarterly interest payments when due, and where applicable, to repay the notes on maturity. The terms of the waiver required the Company to repay all accrued interest and past-due principal balances no later than March 31, 2004. The waiver also clarified the Company's obligation to include all of the underlying common shares for both the convertible note and warrants associated with the indebtedness in the Company's next registration statement filing.

In conjunction with the sale of the Series A Convertible Preferred Stock (see
Note 4), the holders of the convertible promissory notes entered into agreements dated March 15, 2004 to convert such notes (totaling $1,254,726, including principal and accrued interest) into 4,182,422 shares of common stock and to release all collateral securing the repayment of such notes. The total principal and interest of the notes is reflected in the accompanying consolidated balance sheet as a long-term liability under the caption "Convertible Notes Payable" at March 31, 2004. The remaining original issue discount of $432,308 was amortized to interest expense during March 2004.

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

   On June 30, 2003, the Company and the Manufacturer agreed that the Company would no longer place orders for its MediaPro384(R) group videoconferencing product line from the manufacturer. The agreement has not yet been terminated; however, the Company and the Manufacturer have entered into discussions regarding the potential obligation that may arise from the termination of the agreement. The total amount claimed by the manufacturer is approximately $1,127,000. The Company has accrued an estimate of that potential liability of $518,500 which is included in accounts payable in the accompanying balance sheet.

b) Investor and Recruitment Agreement

   In February 2001, in connection with an agreement for seeking potential investors and recruiting and hiring senior management, the Company issued warrants to purchase 500,000 shares of its common stock at a price of $.45 per share, above the then current market price of Viseon Common Shares. Of these, 50,000 warrants were issued and vested immediately and were valued at $10,315 using the Black-Scholes pricing model. In addition, 450,000 warrants vest at a rate of 37,500 quarterly and may vest earlier based on the achievement of earnings criteria as defined in the agreement, which to date have not been met. In connection with the agreement, 37,500 warrants vested and were valued at $7,735 using the Black-Scholes pricing model during the third quarter of fiscal year 2004. As of March 31, 2003, all 500,000 warrants vested. The warrants expire in February 2006.

c) The Company is subject to certain litigation and claims arising in the ordinary course of business.

7. STOCKHOLDERS' EQUITY (DEFICIT):

   For the three months ended March 31, 2004, 71,699 shares were issued pursuant to the 2003 Consultant Compensation Plan in payment of approximately $73,607 in services rendered.

   In February 2004, the Company issued five-year warrants to acquire 150,000 shares of common stock for $1.17 per share to one of its lenders in exchange for their agreement to loan the Company approximately $150,000.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Three Months ended March 31, 2004 Compared to Three Months ended March 31, 2003.

Net Sales. Net sales for the third quarter of fiscal year 2004 were $88,916 down 6.0% from $94,587, in the third quarter of fiscal year 2003. The decrease in sales in the third quarter of fiscal year 2004 compared to 2003 was a result of a modest increase in sales volume associated with the Company's sales of the VisiFone in 2004 offset by approximately $30,000 in sales of the remainder of the Company's group video conferencing products included in net sales for the third fiscal quarter of 2003.

Gross Profit. Gross profit was $5,279 in the third quarter of fiscal year
2004 compared to a gross profit of $339,704 during the third quarter of fiscal year 2003. The gross profit in the third quarter of fiscal 2004 was 5.9% of net sales as the Company sold the VisiFone at low margins to corporate, government and educational customers for demonstration and evaluation purposes. Gross profit during the third quarter of fiscal year 2003 was 359.1% of net sales because of decrease in the reserve for inventories recognized in previous periods.

Research and Development Expenses. Research and development expenses were $46,718 for the third quarter of fiscal year 2004 (52.5% of net sales) compared to $15,033 or 15.9% of net sales for the third quarter of fiscal year 2003. The increase was attributable to increased expenditures toward the development of Company's VisiFone product line. The Company anticipates that research and development expenses will increase significantly over the next several quarterly periods as the Company continuous development of the VisiFone product line.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $693,065 or 779.5% of net sales for the third quarter of fiscal year 2004 compared to $699,777 or 739.8% of net sales for the third quarter of fiscal year 2003. Payroll and consulting fees comprise approximately half of such expenditures for both periods.

Other Income (Expense). Other expense was $563,750 in the third quarter of fiscal year 2004, compared to other expense of $78,691 in the third quarter of fiscal year 2003. The net increase of $485,059 is due to increased interest expense related to the amortization of original issue discount on certain of the Company's promissory notes payable. In conjunction with the sale of the Series A Convertible Preferred Stock, the holders of certain of the Company's convertible promissory notes entered into agreements to convert such notes (totaling $1,254,726, including principal and accrued interest) into 4,182,422 shares of common stock and to release all collateral securing the repayment of such notes. As a result, the Company accelerated the amortization of the related original issue discount and recorded a charge of $514,469 to interest expense during the third quarter of fiscal 2004.

Gain on Extinguishment of Debt. During the third quarter of fiscal 2004, the Company negotiated discounted repayments related to amounts owed to certain creditors. Based on these discounts, the Company recorded a gain on extinguishment of debt of $26,563.

Preferred Stock Dividends. The results of operations for the third quarter of fiscal 2004 reflects a charge of $22,465 for accrued dividends on the Company's Series A Convertible Preferred Stock which bears dividends at the rate of 10%. Allocation to beneficial conversion is $2,248,940.

Nine Months ended March 31, 2004 Compared to Nine Months ended March 31, 2003.

Net Sales. Net sales for the nine months ended March 31, 2004 were $156,776, down 84.5% from $1,009,647 for the nine months ended March 31, 2003. The decrease in sales in 2004 compared to 2003 was a result of significant reduction in overall sales volume as the net sales for 2003 included sales of the Company's remaining inventory of group video conferencing systems.

Gross Profit. Gross profit was $79,629 for the nine months ended March
31, 2004 compared to a gross loss of $(273,047) during the same period in fiscal year 2003. The gross loss in fiscal 2003 resulted from inventory write-downs and low margin sales from the group video conferencing products.

Research and Development Expenses. Research and development expenses were $76,485 for the nine months ended March 31, 2004 (48.8% of net sales) compared to $60,239 or 6.0% of net sales for the same period in fiscal year 2003. The increase was attributable to increased expenditures toward the development of the Company's VisiFone product line. The Company anticipates that research and development expenses will increase significantly over the next several quarterly periods as the Company continuous development of the VisiFone product line.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,772,129 or 1,130.4% of net sales for the nine months ended March 31, 2004 compared to $2,143,846 or 212.3% of net sales for the same period in fiscal year 2003. The decrease in selling, general and administrative expenses was due to lower head-count required to support the Company's personal videophone products as compared to the level of staff and lower selling expenses required to support the previous line of group video conferencing products. Payroll and consulting fees comprise approximately half of such expenditures for both periods.

Other Income (Expense). Other expense was $982,223 for the nine months ended March 31, 2004 compared to other expense of $4,970 during the same period in fiscal 2003. The net increase of $977,253 is due to increased interest expense related to the amortization of original issue discount on certain of the Company's promissory notes payable and a one-time gain of $314,712 on the sale of deferred revenue contracts in fiscal 2003. In conjunction with the sale of the Series A Convertible Preferred Stock, the holders of certain of the Company's convertible promissory notes entered into agreements to convert such notes (totaling $1,254,726, including principal and accrued interest) into 4,182,422 shares of common stock and to release all collateral securing the repayment of such notes. As a result, the Company accelerated the amortization of the related original issue discount and recorded a charge of $514,469 to interest expense during the third quarter of fiscal 2004.

Gain on Extinguishment of Debt. During the second and third quarters of fiscal 2004, the Company negotiated discounted repayments related to amounts owed to certain creditors. Based on this discount, the Company recorded a gain on extinguishment of debt of $377,311.

Preferred Stock Dividends. The results of operations for the nine months ended March 31, 2004 reflect a charge of $22,465 for accrued dividends on the Company's Series A Convertible Preferred Stock which bears dividends at the rate of 10%. Allocation to beneficial conversion is $2,248,410.

LIQUIDITY AND CAPITAL RESOURCES

The Company recently raised $8,450,000 million (prior to offering expenses) from the sale of its Series A Convertible Preferred Stock with warrants in a series of private placement transactions in March and April 2004. Management believes that the funds generated from its recent private placement financing activities will be sufficient to cover the cash needs of the Company in the foreseeable future, although there can be no assurance in this regard.

Historically, the Company has generated losses from operations and negative cash flows. For the quarter ended March 31, 2004, the Company raised $5,058,914 from the sales of Series A Convertible preferred Stock with warrants, used $521,753 in operating activities and $29,742 in investing activities. Management plans to try to increase sales and improve operating results through (i) increased marketing and direct sales activities to corporate customers, (ii) continued initiatives to gain acceptance of our product by consumer broadband providers for sale to their subscribers and (iv) initiatives to monetize our intellectual property rights. There can be no assurance that we will be successful in achieving these objectives and becoming profitable.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

On June 22, 2001, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against Forgent for reasonable royalties and lost profits associated with alleged infringement of the Company's first two U.S. patents numbers 6,073,192 and 5,802,281. The United States District Court granted a partial summary judgment in favor of Forgent, which resolved certain claims advanced. Forgent and the Company thereafter submitted briefs on the remaining issues, which included the payment of attorneys' fees and the dismissal of the litigation. On November 24, 2003, the Court dismissed the action finding that said Court lacked subject matter jurisdiction over the action and ruled that each party bear its own attorney's fees and costs. Subsequent to such ruling, on December 23, 2003, Forgent filed a brief in support of its motion for reimbursement of legal fees and costs. The Company timely filed a reply brief in response thereto in support of its position that the motion was moot as the issue raised therein had been previously ruled on and resolved by November 24, 2003 order. The United States District Court has yet to render a decision on this matter and the Company intends to continue to vigorously defend against the claims asserted.

The Company is subject to certain other litigation and claims arising in the ordinary course of business. Management believes the amounts ultimately payable, if any, as a result of such claims and assessments will be less than the required disclosure thresholds of the U.S. Securities and Exchange Commission (the "Commission").

Item 2. Changes in Securities

In the months of March and April 2004, the Company sold to a total of 40 accredited investors convertible preferred stock and warrants in private placement transactions resulting in gross proceeds to the Company of $8,450,000, prior to offering expenses. A total of 338 shares of Series A Convertible Preferred Stock were sold in prepackaged units which included one Series A-1 Warrant and one Series A-2 Warrant for each share of Series A Convertible Preferred Stock. In total, holders of the 338 shares of Series A Convertible Preferred Stock may acquire 16,900,000 shares of our common stock (8,450,000 shares of common stock upon conversion and 8,450,000 shares upon exercise of warrants). The placement agent received an aggregate placement fee of $845,000 and warrants to purchase 1,267,500 shares of common stock The issuances of the preferred stock and the warrants are claimed to be exempt, and the issuance of the common stock into which the preferred stock may be converted and the common stock underlying the warrants will be claimed to be exempt, pursuant to Rule 506 of Regulation D under the Act "). No advertising or general solicitation was or will be employed in offering these securities. The offering and sale was made to only accredited investors, and subsequent transfers were restricted in accordance with the requirements of the Securities Act of 1933.

In March 2004, the holders of certain convertible promissory notes executed by the Company at various dates in 2002 and 2003 converted a total of $1,254,726, including principal and accrued interest, into 4,182,422 shares of common stock at the conversion price of $0.30 per share and released all collateral securing the repayment of such note. Exim, Inc., the holder of a promissory note executed by the Company, dated June 30, 2003, converted all indebtedness owed by Viseon pursuant to the note, inclusive of interest, totaling $210,039 into 700,131 shares of common stock. Henry Mellon, the holder of a promissory note executed by the Company, dated June 30, 2003, converted all indebtedness owed by Viseon pursuant to the note, inclusive of interest, totaling $210,039.into 700,131 shares of common stock. Judas, Inc, a Nevada corporation, the holder of a promissory note executed by the Company, dated July 1, 2002, converted all indebtedness owed by Viseon pursuant to the note, inclusive of interest, totaling $242,755 into 809,183 shares of common stock. E. M. Norwood, the holder of a promissory note executed by the Company, dated June 30, 2002, as amended by that certain Amended Loan Agreement dated June 30, 2003, converted all indebtedness owed by Viseon pursuant to the note, inclusive of interest, totaling $121,377 into 404,591 shares of common stock. Active Management, LLC, a Nevada limited liability company, the holder of a promissory note executed by the Company, dated May 31, 2003, converted all indebtedness owed by Viseon pursuant to the note, inclusive of interest, totaling $138,171 into 460,570 shares of common stock. Carbone Holdings, LLC, a Nevada limited liability company, the holder of a promissory note executed by the Company, dated May 31, 2003, converted all indebtedness owed by Viseon pursuant to the note, inclusive of interest, totaling $332,345 into 1,107,816 shares of common stock. . The issuances of these shares are claimed to be exempt pursuant to Rule 506 of Regulation D under the Act. No advertising or general solicitation was or will be employed in offering these securities. The offering and sale was made to all accredited investors (except for one unaccredited investor that the Company reasonably believed immediately prior to its investment possessed such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the purchase of its securities), and subsequent transfers were restricted in accordance with the requirements of the Securities Act of 1933.

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

        (b)  Reports on Form 8-K

        During the quarter ended March 31, 2004, the Company filed three Current Reports on Form 8-K on March 18, 2004, March 22, 2004 and March 25, 2004 reporting on the private placements of the Company's equity securities and filing the instruments creating the securities.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VISEON, Inc.

Dated: May 16, 2004                      By:   /s/ John C Harris
                                         -----------------------------
                                         John C. Harris
                                         Its President & Chief Executive Officer

Dated: May 16, 2004                      By:  /s/ Robert A. Wolf
                                         -----------------------------
                                         Robert A. Wolf
                                         Its Chief Financial Officer