Form 10KSB/A
period 2003-06-30
VISEON INC
filed 2004-08-13
CIK 936130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended June 30, 2003 were $1,032,761.

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2003 was approximately $10,041,515. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of September 30, 2003 was 18,131,139.

Transitional Small Business Disclosure format (Check one): YES [ ]  NO [X]

                                      INDEX


                                                                        Page Number
                                     PART I.

Items 1. & 2.     Description of Business and Properties.                     4

Item 3.           Legal Proceedings.                                         22

Item 4.           Submission of Matters to a Vote of Security Holders.       23


                                    PART II.

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters.                                       23


Item 6.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.             25

Item 7.           Consolidated Financial Statements.                         29

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.                       30

                                    PART III.

Item 9.           Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange
                  Act.                                                       30

Item 9a.          Controls and Procedures.                                   30

Item 10.          Executive Compensation.                                    32

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.                                                33

Item 12.          Certain Relationships and Related Transactions.            37

Item 13.          Exhibits and Reports on Form 8-K.                          37

Item 14.          Principal Accountant Fees and Services.                    40

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

         LIMITATIONS ON CLAIMS AGAINST OUR OFFICERS AND DIRECTORS, AND OUR OBLIGATION TO INDEMNIFY THEM, COULD PREVENT OUR RECOVERY FOR LOSSES CAUSED BY THEM.

         The General Corporation Law of Nevada allows a Nevada corporation to limit the liability of its directors to the corporation and its stockholders. Our Certificate of Incorporation has limited our directors' liability to the fullest extent permitted by applicable law. Moreover, our bylaws provide that we may indemnify each director, officer, agent and/or employee to the extent required or permitted by the General Corporation Law of Nevada if the person is eligible as provided thereby. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the obligation or ability to indemnify such person against the type of liability for which such insurance may be acquired. Consequently, we could bear substantial losses as a result of the actions of our officers, directors, agents and employees and, we could be prevented from recovering such losses from such persons. The U.S. Securities and Exchange Commission (the "Commission") maintains that indemnification for liabilities arising under the Securities Exchange Act of 1933 (the "Act") is against the public policy expressed in the Act, and is therefore unenforceable.

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

Business Development, Sales and Marketing

The current goals of our business development and sales departments is to build relationships that fall into four basic categories: broadband provider relations, product sales, consumer electronics manufacturing, and patent licensing.

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

                                                 HIGH      LOW

                  2002

                           First Quarter       $  1.01   $   .55
                           Second Quarter         1.83       .65
                           Third Quarter          1.19       .44
                           Fourth Quarter          .85       .55



                  2003

                           First Quarter       $  1.02   $   .49
                           Second Quarter          .97       .15
                           Third Quarter           .48       .22
                           Fourth Quarter          .54       .23

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


In January 2003, we decided to exit the group videoconferencing business. The group videoconferencing business qualified for accounting treatment as discontinued operations. As a result, all historical financial information of this business (sales, costs and expenses, assets and liabilities, and cash flows) has been reported separately as discontinued operations. Prior to January 2003, the group videoconferencing business was the source for substantially all revenue.


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


RESULTS OF OPERATIONS

          Net Sales. In fiscal year 2003, net sales were $21,306. There were no comparative sales for fiscal year 2002 due to the Company discontinuing its previous line of business during fiscal year 2003.

          Net sales in the fourth quarter of fiscal year 2003 were approximately $8,500 in all of the sales in fiscal year 2002 were derived from group video conferencing product lines.

          The current retail price of the VisiFone is now $599.00.

          The Company is focusing its efforts on developing and supporting its new product the VisiFone(TM) Personal Broadband Videophone. With this strategy, and an expected continuing market increase, the Company expects increased sales in fiscal year 2004 compared to fiscal year 2003.

          Gross Profit (Loss). The Company generated a gross profit of $448 or 2.1%) of net sales for fiscal year 2003. There were no comparative sales for fiscal year 2002 due to the Company discontinuing its previous line of business during fiscal year 2003. Cost of goods sold in fiscal year 2003 amounted to $20,858 or 97.8% of net sales. There were no comparative sales for fiscal year 2002 due to the Company discontinuing its previous line of business during fiscal year 2003.


          Management expects gross margin percentages to stabilize to approximately 35% for fiscal year 2004.

          Research and Development Expenses. Research and development expenses were $71,992 or 337.89% of net sales for fiscal year 2003 compared to $54,768 . Beginning in fiscal year 2002, the Company began to focus its research and development efforts on developing its personal videophone.

          Selling, General and Administrative Expenses. Selling general and administrative expenses were $2,660,155 or 124.85% of net sales for fiscal year 2003 compared to $1,505,758. There were no comparative sales for fiscal year 2002 due to the Company discontinuing its previous line of business during fiscal year 2003.

          During fiscal year 2003, the Company completed expense reduction measures to minimize net losses, conserve cash and re-position the Company for expected future sales growth. During fiscal year 2003, in conjunction with the discontinuance of the group video conferencing segment, the Company terminated 7 positions across various functional areas of the Company. The Company has also continued to reduce other costs in the areas of facilities, communications, professional services and other support costs throughout fiscal year 2003. The Company believes it has maintained key personnel and outsourced additional personnel when necessary in all functional areas necessary to successfully execute its business strategy for fiscal year 2004. The increase in overall expenses was related to the creation and implementation of the Company's new business strategy of selling broadband personal videophones and having to rely on outsource personnel to perform additional tasks.

          Other Income and Expense. In fiscal year 2003, other income and expense was ($451,589) compared to ($101,089) for fiscal year 2002. Amortization of original issue discount related to warrants was $349,892 compared to $26,560 in fiscal year 2002. Interest expense was $106,846 in fiscal year 2003 compared to $741,529 in fiscal year 2002.

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


          As a result of the above, the net loss for fiscal year 2003 was $4,466,390, or $0.21 per share, compared to a net loss of $1,651,261 or $0.13 per share for fiscal year 2002. In connection with its strategic plan, the Company is forming key new strategic relationships, has restructured operations, in preparation for launching its new product line and believes it is well positioned to establish the VisiFone(TM) as a new consumer electronics product, thereby increasing future revenues and achieving potential profitability in the future.

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


LIQUIDITY AND CAPITAL RESOURCES

         Cash and Cash Equivalents. Cash and cash equivalents totaled $7,784 on June 30, 2003 compared to $0 on June 30, 2002.


         Net Cash used in Operating Activities. The amount of cash used in operating activities was $3,029,560 during fiscal year 2003 compared to cash used in operating activities of $1,312,292 during fiscal year 2002. The increase in 2003 compared to 2002 resulted from the company's efforts to develop and implement its personal broadband videophone strategy.



         Net Cash Used in Investing Activities. Cash used in investing activities during fiscal year 2003 was $61,621 compared to $135,149 fiscal year 2002.


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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm thereon are included herein.

                                                                          Page
         Report of Independent Registered Public Accounting Firm           1

         Consolidated Balance Sheets as of June 30, 2003 and 2002          2

         Consolidated Statements of Operations for the years ended
         June 30, 2003 and 2002                                            3

         Consolidated Statements of Stockholders' Equity for the years
         ended June 30, 2003 and 2002                                      4

         Consolidated Statements of Cash Flows for the years ended
         June 30, 2003 and 2002                                            5

         Notes to Consolidated Financial Statements                        6

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


Item 9a.    Controls And Procedures



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

(6) Includes 345,000 shares that may be acquired within 60 days upon the exercise of stock options or warrants.

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

                                    PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

(i) Consolidated Financial Statements:

          Report of Independent Auditors ....................................  1

          Consolidated Balance Sheets as of June 30, 2003 ..................   2

          Consolidated Statements of Income for the years
          ended June 30, 2003 and 2002  ....................................   3

          Consolidated Statements of Stockholders' Equity
          for the years ended June 30, 2003 and 2002 ........................  4

          Consolidated Statements of Cash Flows for the
          years ended June 30, 2003 and 2002  ..............................   5

          Notes to Consolidated Financial Statements ........................  6


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

10.9        Non-Competition, Confidentiality and Assignment Agreement with King
            Research, LLC, dated April 12, 2001 (filed as Exhibit 10.44 to
            Company's March 2001 10-QSB and incorporated herein by reference).

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

10.24       Assignment of Note and Liens (filed as Exhibit 10.24 to Company's
            June 2003 10-KSB and incorporated herein by reference).

10.25       Third Amendment to Loan Agreement (filed as Exhibit 10.25 to
            Company's June 2003 10-KSB and incorporated herein by reference).


10.26       Warrant in favor of Henry Mellon (filed as Exhibit 10.26 to
            Company's June 2003 10-KSB and incorporated herein by reference).


10.27       Warrant in favor of EXIM Corporation (filed as Exhibit 10.27 to
            Company's June 2003 10-KSB and incorporated herein by reference).


10.28       Warrant in favor of EXIM Corporation (filed as Exhibit 10.28 to
            Company's June 2003 10-KSB and incorporated herein by reference).


10.29       Registration Rights Agreement in favor of Henry Mellon (filed as
            Exhibit 10.29 to Company's June 2003 10-KSB and incorporated herein by reference).


10.30       Registration Rights Agreement in favor of EXIM Corporation (filed as
            Exhibit 10.30 to Company's June 2003 10-KSB and incorporated herein by reference).


10.31       Piggyback Registration Rights Agreement in favor of Henry Mellon
            (filed as Exhibit 10.31 to Company's June 2003 10-KSB and incorporated herein by reference).


10.32       Piggyback Registration Rights Agreement in favor of EXIM Corporation
            (filed as Exhibit 10.32 to Company's June 2003 10-KSB and incorporated herein by reference).


10.33 Agreement with Comlink Video regarding purchase of group videoconferencing assets (filed as Exhibit 10.33 to Company's June
            2003 10-KSB and incorporated herein by reference).


10.34       Warrant in favor of Henry Mellon (filed as Exhibit 10.34 to
            Company's June 2003 10-KSB and incorporated herein by reference).


10.35       Promissory Note between the Company and Judas, Inc. dated June 30,
            2002 (filed as Exhibit 10.35 to Company's June 2003 10-KSB and incorporated herein by reference).


10.36       Agreement Amending Promissory Note between the Company and Judas,
            Inc. (filed as Exhibit 10.36 to Company's June 2003 10-KSB and incorporated herein by reference).


10.37       Warrant in favor of Judas, Inc. (filed as Exhibit 10.37 to Company's
            June 2003 10-KSB and incorporated herein by reference).


10.38       Warrant in favor of Judas, Inc. (filed as Exhibit 10.38 to Company's
            June 2003 10-KSB and incorporated herein by reference).


10.39       Piggyback Registration Rights Agreement in favor of Judas, Inc.
            (filed as Exhibit 10.39 to Company's June 2003 10-KSB and incorporated herein by reference).


10.40       Promissory Note between the Company and Michelle Norwood dated June
            30, 2002 (filed as Exhibit 10.40 to Company's June 2003 10-KSB and incorporated herein by reference).


10.41       Agreement Amending Promissory Note between the Company and Michelle
            Norwood (filed as Exhibit 10.41 to Company's June 2003 10-KSB and incorporated herein by reference).


10.42       Warrant in favor of Michelle Norwood (filed as Exhibit 10.42 to
            Company's June 2003 10-KSB and incorporated herein by reference).


10.43       Warrant in favor of Michelle Norwood (filed as Exhibit 10.434 to
            Company's June 2003 10-KSB and incorporated herein by reference).


10.44       Piggyback Registration Rights Agreement in favor of Michelle Norwood
            (filed as Exhibit 10.44 to Company's June 2003 10-KSB and incorporated herein by reference).


10.45       Agreement to Convert Short-Term Debt to Long-Term Note between the
            Company and Carbone Holdings, L.L.C. dated May 31, 2003 (filed as
            Exhibit 10.45 to Company's June 2003 10-KSB and incorporated herein by reference).


10.46       Promissory Note between the Company and Carbone Holdings, L.L.C.
            dated May 31, 2003 (filed as Exhibit 10.46 to Company's June 2003
            10-KSB and incorporated herein by reference).


10.47       Agreement to Convert Short-Term Debt to Long-Term Note between the
            Company and Active Management, L.L.C. dated May 31, 2003 (filed as
            Exhibit 10.47 to Company's June 2003 10-KSB and incorporated herein by reference).


10.48       Promissory Note between the Company and Active Management, L.L.C.
            dated May 31, 2003 (filed an Exhibit 10.48 to Company's June 2003
            10-KSB and incorporated herein by reference).

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

                          VISEON, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm                      1

Consolidated Financial Statements

    Consolidated Balance Sheets                                              2

    Consolidated Statements of Operations                                    3

    Consolidated Statements of Stockholders' Equity (Deficit)                4

    Consolidated Statements of Cash Flows                                    5

    Notes to Consolidated Financial Statements                          6 - 21

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




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


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viseon, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.



As discussed in Note 16 to the consolidated financial statements, the Company has restated its consolidated financial statements for all years presented to record the discontinued operations of its group videoconferencing business.


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


/s/ VIRCHOW, KRAUSE & COMPANY, LLP








Minneapolis, Minnesota
October 6, 2003
(except for Notes 3, 4, 5, 6 and 16
as to which the date is August 9, 2004)

                          VISEON, INC. AND SUBSIDIARIES

                See accompanying notes to consolidated financial
                                  statements.



                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2003 and 2002


                                     ASSETS
                                                                      2003            2002
                                                                   (Restated)      (Restated)
                                                                  ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                                     $      7,784    $         --
    Accounts receivable                                                  4,109              --

    Inventories (note 3)                                                 7,079              --
    Prepaid expenses                                                    46,573          39,984
    Net assets of discontinued operations                                   --       1,428,353
                                                                  ------------    ------------
        Total Current Assets                                            65,545       1,468,337
                                                                  ------------    ------------


PROPERTY AND EQUIPMENT, NET                                             71,882          30,183
                                                                  ------------    ------------


INTANGIBLE ASSETS, NET                                                 110,898         159,737
                                                                  ------------    ------------


               TOTAL ASSETS                                       $    248,325    $  1,658,257
                                                                  ============    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Checks issued in excess of cash
        in bank                                                   $         --    $     51,919
    Revolving credit facility,
        net (note 7)                                                        --       1,269,339
    Subordinated notes payable                                         228,296              --
    Current portion of capital
        lease obligations                                                   --           4,017
    Accounts payable                                                   553,299         185,566
    Accrued expenses                                                   104,692          89,175
    Net liabilities of discontinued operations                       1,244,452              --
                                                                  ------------    ------------
        Total Current Liabilities                                    2,130,739       1,600,016
                                                                  ------------    ------------


LONG-TERM LIABILITIES
    Subordinated notes payable                                          23,333              --
                                                                  ------------    ------------


        Total Liabilities                                            2,154,072       1,600,016
                                                                  ------------    ------------


COMMITMENTS AND CONTINGENCIES (note 10)


STOCKHOLDERS' EQUITY (DEFICIT) (note 12)
    Preferred stock, $.01 par value per share
        5,000,000 shares authorized
        no shares issued and outstanding                                    --              --
    Common stock, $.01 par value per share
        50,000,000 shares authorized
        17,829,829 and 14,172,066 shares
        issued and outstanding                                         178,298         141,720
    Additional paid-in capital                                      24,179,469      21,713,645
    Accumulated deficit                                            (26,263,514)    (21,797,124)
                                                                  ------------    ------------
        Total Stockholders' Equity (Deficit)                        (1,905,747)         58,241
                                                                  ------------    ------------


 TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                                          $    248,325    $  1,658,257
                                                                  ============    ============


                See accompanying notes to consolidated financial
                                  statements.

                          VISEON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended June 30, 2003 and 2002



                                                  2003            2002
                                               (Restated)      (Restated)
                                              ------------    ------------
NET SALES                                     $     21,306    $         --

COST OF GOODS SOLD                                  20,858              --
                                              ------------    ------------

    Gross Profit (Loss)                                448              --

RESEARCH AND DEVELOPMENT                            71,992          54,768
SELLING, GENERAL AND ADMINISTRATIVE              2,660,155       1,505,758
                                              ------------    ------------

    Operating Loss                              (2,731,699)     (1,560,526)
                                              ------------    ------------

OTHER INCOME (EXPENSE)
    Other income                                     5,149              --
    Amortization of original issue discount       (349,892)        (26,560)
    Interest expense                              (106,846)        (74,529)
                                              ------------    ------------
        Other Expense, Net                        (451,589)       (101,089)
                                              ------------    ------------



    LOSS FROM CONTINUING OPERATIONS             (3,183,288)     (1,661,615)

    GAIN (LOSS) FROM DISCONTINUED OPERATIONS    (1,283,102)         10,354
                                              ------------    ------------
    NET LOSS                                  $ (4,466,390)   $ (1,651,261)
                                              ============    ============

Basic and diluted loss per share:
Loss from continuing operations               $      (0.21)   $      (0.13)
                                              ============    ============
Gain (loss) from discontinued operations      $      (0.08)   $         --
                                              ============    ============
Net loss                                      $      (0.29)   $      (0.13)
                                              ============    ============
Weighted average common shares outstanding:
  Basic and diluted                             15,453,091      12,814,753
                                              ============    ============


                See accompanying notes to consolidated financial
                                  statements.

                          VISEON, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       Years Ended June 30, 2003 and 2002

                                                            Additional
                                 Common         Stock         Paid-in      Accumulated
                                 Shares         Amount        capital         deficit          Total
BALANCES, June 30, 2001        11,668,981   $    116,689   $ 20,168,669   $ (20,145,863)   $    139,495

Note payable and accrued
   interest converted into
   common stock, net of
   expenses of $10,000          2,314,285         23,143        776,857              --         800,000

Common stock warrants
   issued for services
   rendered                       150,000          1,500        142,133              --         143,633

Exercise of common stock
   options                         38,800            388         15,437              --          15,825

Common stock warrants
   issued in connection
   with subordinated notes
   payable                             --             --        300,000              --         300,000

Common stock warrants
   issued in connection
   with revolving credit
   facility                            --             --         53,120              --          53,120

Compensation related to
   common stock options                --             --         74,529              --          74,529

Common stock warrants
   issued in connection
   with software acquisition           --             --        182,900              --         182,900

Net loss                               --             --             --      (1,651,261)     (1,651,261)
                               ------------------------------------------------------------------------


BALANCES, June 30, 2002        14,172,066        141,720     21,713,645     (21,797,124)         58,241

Common stock issued for
   services rendered            1,728,498         17,285        585,171              --         602,456

Common stock issued for
   cash                         1,623,332         16,234        593,766              --         610,000

Exercise of common stock
   options                         94,500            945         39,576              --          40,521

Common stock issued for
   accounts payable               211,433          2,114         71,887              --          74,001

Common stock warrants
   issued in connection
   with subordinated notes
   payable                             --             --        878,409              --         878,409

Common stock warrants
  issued for services                  --             --        292,581              --         292,581

Compensation related to
   common stock options                --             --          4,434              --           4,434

Net loss                               --             --             --      (4,466,390)     (4,466,390)
                               ------------------------------------------------------------------------

BALANCES, June 30, 2003        17,829,829   $    178,298   $ 24,179,469   $ (26,263,514)   $ (1,905,747)
                               ========================================================================


                See accompanying notes to consolidated financial
                                  statements.

                          VISEON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2003 AND 2002


                                                                                           2003              2002
                                                                                        (Restated)        (Restated)
                                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                 (4,466,390)       (1,651,261)
Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation and amortization                                                           68,761            65,008
     Amortization of original issuance discount                                             349,892            26,560
     Common stock issued for services rendered                                              602,456           143,633
     Common stock iwarrants issued for services rendered                                    292,581                 0
     Compensation related to stock options                                                    4,434            74,529
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                            (4,955)                0
         Inventories                                                                         (7,079)                0
         Prepaid expenses                                                                    (6,590)           (8,420)
         Checks written in excess of cash in bank                                           (51,919)           51,919
         Accounts payable                                                                   173,732                 0
         Accrued expenses                                                                    15,517           (14,260)
                                                                                       ------------      ------------
Net Cash Flows from Operating Activities                                                 (3,029,560)       (1,312,292)
                                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                    (57,411)          (56,417)
     Payments for intangible assets                                                          (4,210)          (78,732)
                                                                                       ------------      ------------
Net Cash Flows from Investing Activities                                                    (61,621)         (135,149)
                                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments for debt issuance costs                                                             0           (38,334)
     Net advances (repayments) on revolving credit facility and warrants issued          (1,295,897)          761,039
     Proceeds from subordinated note payable, net of expenses                                     0           790,000
     Proceeds from subordinated note payable and warrants issued with note payable          686,706           300,000
     Proceeds from issuance of common stock, net of expenses                                610,000           (58,689)
     Proceeds from exercise of common stock options                                          40,521            15,825
                                                                                       ------------      ------------
Net Cash Flows from Financing Activities                                                     41,330         1,769,841
                                                                                       ------------      ------------

Change in Cash and Cash Equivalents from Discontinued Operations                          3,057,635          (403,515)
                                                                                       ------------      ------------

Net Change in Cash and Cash Equivalents                                                       7,784           (81,115)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                     0            81,115
                                                                                       ------------      ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                                       7,784                 0
                                                                                       ============      ============


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1 - Description of Business
--------------------------------------------------------------------------------

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



The Company believes it meets all of the requirements for revenue recognition under SFAS 48 and SAB 101. The Company recognizes revenue on shipment and records a reserve for potential returns based upon historical experience rates.



The Company offers an unconditional 30-day right of return on the sale of its Visifone products. The Company recognizes revenue on shipment and records a reserve for potential returns. The Company's warranty policy during the first year after the sale includes an obligation to replace during the first 30 days and to repair during the next 11 months. The Company has a one-year warranty with the manufacturer, so there is little, if any, cost to the Company for warranty claims. No warranty reserve has been recorded to date, although the Company will record a reserve if warranty activity increases and there are unrecoverable costs to the Company.



In May 2003, the Company entered into an agreement with a supplier pursuant to which the supplier manufactures and private labels the VisiFone for the Company. The Company assumes the risks and rewards of ownership of the inventory purchased from the supplier and, accordingly, records revenue on a gross basis. Substantially all revenues in fiscal 2004 were from sales of the VisiFone purchased from this supplier.


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


The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation". Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic diluted net loss per common share would have been changed to the following pro forma amounts:


                                        2003            2002
                                    ------------    ------------
Net loss
    As reported                     $ (4,466,390)   $ (1,651,261)
    Pro forma                       $ (4,592,260)   $ (1,843,279)

Basic and diluted loss per share:
    As reported                     $      (0.29)   $      (0.13)
    Pro forma                              (0.30)          (0.14)

Stock based compensation:
    As reported                            4,434          74,529
    Pro forma                            125,870         192,018

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

NOTE 3 - Inventories


Inventories consisted of the following at June 30:



                              2003         2002
                           ----------   ----------
          Components       $       --   $       --
          Finished goods        7,079           --
                           ----------   ----------
                                7,079   $       --
                           ==========   ==========



NOTE 4 - Property and Equipment, Net

Property and equipment consisted of the following at June 30:


                                                   2003             2002
                                               ------------    ------------
          Furniture, equipment and software    $    942,169    $    859,849
          Leasehold improvements                      5,421           5,421
                                               ------------    ------------

             Total Property and Equipment           947,590         865,270

          Less: accumulated depreciation and
            amortization                            875,708         835,087
                                               ------------    ------------

             Property and Equipment, net       $     71,882    $     30,183
                                               ============    ============




NOTE 5 - Software


In April 2001, the Company purchased from King Research the intellectual property and rights related to software products for $200,000, plus issuance up to a maximum of 1,000,000 warrants. At the signing of the agreement, the Company issued a warrant for the purchase of 750,000 shares of its common stock at an exercise price of $0.70. These warrants were valued at $326,325 using the Black-Scholes pricing model. In December 2001, the Company issued warrants for 250,000 shares of its common stock at an exercise price of $0.70 per share. These warrants were valued at $182,900 using the Black-Scholes pricing model. The warrants expire in April 2006. This software was considered impaired as of June 30, 2003 and the remaining $421,999 was written off and is included in loss from discontinued operations (see Note 16).



As part of the agreement, the Company entered into three covenants not to compete by paying $25,000 for each agreement. These covenants were considered impaired as of June 30, 2003 and the remaining $19,791 was written off and is included in loss from discontinued operations (see Note 16).



NOTE 6 - Intangible Assets, net


Intangible assets consisted of the following at June 30:


                                            2003            2002
                                        ------------    ------------
       Patents                          $    141,132    $    136,922
       Covenants not to compete                   --
       Debt issuance costs                        --          38,334
                                        ------------    ------------

          Total intangible assets            141,132         175,256

       Less: accumulated amortization        (30,234)        (15,519)
                                        ------------    ------------

          Intangible assets, net        $    110,898    $    159,737
                                        ============    ============



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

                          VISEON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002





NOTE 9 - Capital Lease Obligations


The following is a summary of leased equipment as of June 30:

                                            2003           2002
                                        ------------   ------------
       Equipment                        $         --   $    160,200
       Less: accumulated amortization             --       (137,950)
                                        ------------   ------------
                                        $         --   $     22,250
                                        ============   ============


NOTE 10 - Commitments and Contingencies


      Operating Leases

The Company leases office space under noncancelable operating leases with terms of monthly to three years. One of the leases requires the Company to pay its pro rata share of operating expenses.

Future minimum rental payments due under noncancelable operating leases are as follows for the fiscal years ending June 30:

             2004   $     91,081
             2005         79,099
             2006         19,188
                    ------------
          Total     $    189,368
                    ============

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


In February 2003, the Company was named as defendant in a lawsuit for approximately $21,000 allegedly owed for goods and services purchased. This amount includes damages for breach of contract and recovery of attorneys' fees. The Company contends it has never done business with the plaintiff. The Company has answered the lawsuit disputing its validity and intends to vigorously defend against the claims asserted. The Company has accrued $14,470 in Accounts
Payable related to its estimated exposure with this lawsuit.



In April 2003, a judgment was entered in district court against the Company for approximately $70,000. The Company settled this litigation in September 2003 for $20,000, which is included in accounts payable at June 30, 2003. The Company has accrued $20,000 related to its estimated exposure with this lawsuit.



In April 2003, the Company was named as defendant in a lawsuit for approximately $31,000 allegedly owed for goods and services purchased. This amount includes damages for breach of contract and recovery of attorneys' fees. The Company and its legal counsel believe the Company has meritorious defenses to the action and intends to vigorously defend itself against the claims asserted. The Company has accrued $28,935 related to its estimated exposure with this lawsuit.




In June 2003, the Company was named as defendant in a lawsuit for approximately $426,000 allegedly owed for past due accounts payable. The plaintiff is also seeking recovery of attorneys' fees. The Company and its legal counsel believe the Company has meritorious defenses to the action and intends to vigorously defend itself against the claims asserted. The Company also intends to assert counterclaims if this matter cannot be resolved. The Company has accrued $426,471 related to its estimated exposure with this lawsuit.



In June 2003, the Company was named as defendant in a lawsuit for approximately $170,000 allegedly owed for past due accounts payable. This amount includes damages for breach of contract and recovery of attorneys' fees. The Company and its legal counsel believe the Company has meritorious defenses to the action and intends to vigorously defend itself against the claims asserted. The Company also intends to assert counterclaims if this matter cannot be resolved. The Company has accrued $169,766 related to its estimated exposure with this lawsuit.



In August 2003, the Company was named as defendant in a lawsuit for approximately $14,000 allegedly owed for goods and services purchased. This amount includes damages for breach of contract and recovery of attorneys' fees. The Company and its legal counsel believe the Company has meritorious defenses to the action and intends to vigorously defend itself against the claims asserted. The Company has accrued $13,408 related to its estimated exposure with this lawsuit.



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

                                                       2003            2002
                                                ---------------- ---------------
Deferred income tax assets:
  Net operating loss carryforwards              $    9,240,000   $    7,890,000
  Asset valuation reserves and other                   896,000          299,900
  Research and development credit carryforwards        238,000          238,000
                                                ---------------- ---------------
                                                    10,374,000        8,427,900
  Less: valuation allowance                        (10,355,200)      (8,368,800)
Deferred income tax liabilities:
  Depreciation and amortization                        (18,800)         (59,100)
                                                ---------------- ---------------
Net deferred income tax assets                  $            -   $            -
                                                ================ ===============

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended June 30:

                                                    2003              2002
                                                ------------     ------------
          Federal statutory tax rate benefits          (35.0)%          (35.0)%
          State tax, net of federal benefit             (5.0)            (5.0)
          Change in valuation allowance                 40.0             40.0
                                                ------------     ------------
          Effective tax rate                           0.0 %            0.0 %
                                                ============     ============


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

                                                Weighted
                                                 average
                                                 exercise
                                                 price per
                                 Warrants          share
Outstanding at June 30, 2001      2,567,126    $       0.75

    Granted                       1,833,636            0.70
    Exercised                            --              --
    Canceled                             --              --
                               ------------    ------------

Outstanding at June 30, 2002      4,400,762            0.73

    Granted                       5,922,351            0.34
    Exercised                            --              --
    Canceled                       (695,454)           0.88
                               ------------    ------------

Outstanding at June 30, 2003      9,627,659    $       0.48
                               ============    ============


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

                          VISEON, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002



A summary of changes in common stock options during the years ended June 30, 2003 and 2002 is as follows:

                                                 Weighted
                                                  average
                                                  exercise
                                                  price per
                                  Options           share
Outstanding at June 30, 2001        923,050    $       1.43

    Granted                         607,500            0.82
    Exercised                       (38,800)           0.48
    Canceled                       (189,000)           1.95
                               ------------    ------------

Outstanding at June 30, 2002      1,302,750            1.06

    Granted                          13,000            0.49
    Exercised                       (94,500)           0.43
    Canceled                       (137,000)           0.90
                               ------------    ------------

Outstanding at June 30, 2003      1,084,250    $       1.13
                               ============    ============

Exercisable at June 30, 2003        915,500    $       1.19
                               ============    ============

As of June 30, 2003, the Company has granted 361,000 options outside the Plan with a weighted average exercise price of $4.26 with a weighted average remaining contractual life of 3.1 years.

The following table summarizes information about stock options outstanding as of June 30, 2003, including those issued outside the Plan:

                                  Options Outstanding           Options Exercisable
                                Weighted-
                                Average         Weighted-                    Weighted-
  Range of                     Remaining        Average                       Average
  Exercise         Number      Contractual      Exercise       Number          Exercise
   Prices       Outstanding        Life           Price      Exercisable        Price
-------------   ------------   ------------   ------------   ------------   ------------
  $0.38-0.93         684,000           5.27   $       0.56        530,250   $       0.51

  $1.03-3.00         611,250           5.08           2.04        596,250   $       2.05

  $3.50-9.25         150,000           1.27           7.53        150,000   $       7.53
-------------   ------------   ------------   ------------   ------------   ------------
  $0.38-9.25       1,445,250           4.78           1.91      1,276,500   $       2.06
=============   ============   ============   ============   ============   ============


The weighted average fair values of options granted in 2003 and 2002 were as follows:

    Fiscal 2003 grants                                         $   0.30
    Fiscal 2002 grants                                         $   0.64


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


NOTE 15 - Supplemental Disclosures of Cash Flow Information


                                                    2003           2002
                                                ------------   ------------
Supplemental disclosure of cash paid for
    interest                                    $     78,888   $     99,256

Noncash investing and financing activities
   Accounts payable converted to subordinated
        note payable                            $    120,000   $         --
   Common stock issued for accounts payable     $     74,001   $         --
   Software  acquired  through the  issuance
        of common  stock warrants               $         --   $    182,900
   Note  payable and  accrued  interest
        converted  to common stock, net
        of expenses                             $         --   $    790,000
   Inventory received as payment for
        other receivable                        $         --   $    299,633
   Capital lease payment obligations
        transferred to accounts payable         $         --   $     23,332


NOTE 16 - Discontinued Operations


In January 2003, we decided to change our focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. This has been accomplished by the transfer to a third party of our group videoconferencing services contract portfolio and the liquidation of our remaining group videoconferencing assets. The only measurable revenues we are now receiving result from the sales of the VisiFone. Therefore, we have classified the net assets and operations related to the group videoconferencing business as discontinued operations in the accompanying consolidated financial statements.

The following are condensed consolidated statements of discontinued operations:

                                                                         For the years ended June 30,
                                                                           2003               2002
                                                                        -----------       ------------
Net sales                                                                $1,011,455         $7,452,346

Cost of goods sold                                                        1,878,053          5,656,169
Inventory writedown to lower of cost
  or market                                                                 347,268                 --
                                                                         ----------         ----------


    Gross profit (loss)                                                  (1,213,866)         1,796,177

Research and development                                                         --            220,849
Selling, general and administrative                                         384,899          1,511,879


Operating loss from discontinued
    operations                                                           (1,598,765)            63,449


Other income (expense)
    Other income                                                            315,663              4,617
    Other expense                                                               --             (57,712)
                                                                         ----------         ----------
        Other expense, net                                                  315,663            (53,095)

Net income (loss) from discontinued operations                          $(1,283,102)        $   10,354
                                                                         ==========         ==========


Assets and liabilities of the discontinued group videoconferencing operations consisted of the following at June 30, 2002:


Accounts receivable, net                                            $1,314,131
Inventories                                                          1,087,661
Property and equipment, net                                            690,248
Intangible assets, net                                                  44,792
                                                                    ----------
  Total assets                                                       3,136,832
                                                                    ----------

Accounts payable                                                     1,294,201
Accrued expenses                                                       115,570
Deferred revenue                                                       298,708
                                                                    ----------
  Total liabilities                                                  1,708,479
                                                                    ----------
Net assets of discontinued operations                               $1,428,353
                                                                    ----------


The only significant assets and liabilities of the discontinued operations at June 30, 2003 consisted of certain accounts payable in the amount of $1,244,452.


NOTE 17 - Subsequent Event (Unaudited)

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

August 13, 2004                            VISEON, INC.


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

Name                           Title                              Date
/S/John C. Harris        Director, President,                 August 13, 2004
John C. Harris           Chief Executive Officer &
                         Chief Financial Officer
                         (Principal Executive Officer,
                         Principal Financial Officer
                         and Principal Accounting
                         Officer)

/S/ Gerard Dube          Director                             August 13, 2004
Gerard Dube

/S/ W.R. Howell          Director                             August 13, 2004
W.R. Howell

/S/ Charles Rey          Director                             August 13, 2004
Charles Rey

/S/Brian Day             Director                             August 13, 2004
Brian Day