Form 10QSB/A
period 2003-09-30
VISEON INC
filed 2004-08-13
CIK 936130

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A


(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO     .

                         Commission File Number 0-27106

                                  Viseon, Inc.

        (Exact name of small business issuer as specified in its charter)


             Nevada                                       41-1767211
             ------                                       ----------
   (State or other jurisdiction                         (IRS Employer
 Of incorporation or organization)                    Identification No.)

8445 Freeport Parkway, Suite 245, Irving, Texas               75063
-----------------------------------------------               -----
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

Transitional Small Business Disclosure Format (Check one): Yes     No X
                                                               ---

                                  Viseon, Inc.

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets - September 30, 2003
                 (unaudited) And June 30, 2003 ............................   3

              Consolidated Statements of Operations (unaudited) - Three
                  Months ended September 30, 2003 and 2002. ...............   4

              Consolidated Statements of Cash Flows (unaudited) - Three
                  Months ended September 30, 2003 and 2002. ...............   5

              Notes to Consolidated Financial Statements...................   6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................  13

     Item 3.  Control and Procedures.......................................  17



PART II  OTHER INFORMATION.................................................  18

     Item 1.  Legal Proceedings............................................  18

     Item 2.  Changes in Securities........................................  20

     Item 3.  Defaults Upon Senior Securities..............................  20

     Item 4.  Submission of Matters to a Vote of Security Holders..........  20

     Item 5.  Other Information............................................  20


Signatures ................................................................  21

Exhibit Index .............................................................  21

                           VISEON, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                     September 30,      June 30,
                                                        2003              2003
                                                     (Unaudited)       (audited)
                 Assets                              (Restated)        (Restated)
----------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                         $     54,379     $      7,784
  Accounts receivable                                     18,927            4,109
  Inventories, net                                           799            7,079
  Prepaid expenses                                       109,876           46,573
                                                    ------------------------------
 Total current assets                                    183,981           65,545
                                                    ------------------------------

Net property and equipment                                65,352           71,882
                                                    ------------------------------

Intangible assets, net                                   113,519          110,898
                                                    ------------------------------

      Total assets                                  $    362,852     $    248,325
                                                    ==============================

  Liabilities and Stockholders' Deficit
----------------------------------------------------------------------------------

Current liabilities:
  Subordinated notes payable                        $    264,148     $    228,296
  Short-term notes payable                                65,000               --
  Accounts payable                                       626,536          553,299
  Net liabilities of discontinued operations           1,220,452        1,244,452
  Accrued expenses                                       386,511          104,692
                                                    ------------------------------
      Total current liabilities                        2,562,647        2,130,739

Long-term liabilities

  Subordinated notes payable, net                        157,784           23,333
                                                    ------------------------------

      Total Liabilities                                2,720,431        2,154,072
                                                    ------------------------------

Stockholders' deficit:
    Common stock ($.01 par value per share,
      50,000,000 shares authorized, 18,131,139
      and 17,829,829 issued and outstanding)             181,311          178,298
    Additional paid-in capital                        24,395,865       24,179,469
    Accumulated deficit                              (26,934,755)     (26,263,514)
                                                    ------------------------------
      Total stockholders' deficit                     (2,357,579)      (1,905,747)
                                                    ------------------------------

      Total liabilities and stockholders' deficit   $    362,852     $    248,325
                                                    ==============================


See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                        Three Months Ended    Three Months Ended
                                           September 30,         September 30,
                                               2003                  2002
                                            (Unaudited)           (Unaudited)
                                            (Restated)            (Restated)
--------------------------------------------------------------------------------
  Net sales                                $     30,699         $          --
  Cost of goods sold                             35,993                    --
                                           -------------------------------------
Gross profit (loss)                              (5,294)                   --

  Research and development                        1,546                25,189
  Selling, general, and administrative          460,867               716,486
                                           -------------------------------------
Operating income (loss)                        (467,707)             (741,675)
                                           -------------------------------------

  Other income (expense):
      Interest expense                         (203,534)              (86,020)
      Other income (expense)                         --                (3,877)
                                           -------------------------------------
Other income (expense), net                    (203,534)              (89,897)
Loss from continuing operations                (671,241)             (831,572)
Gain (loss) from discontinued operations             --              (256,745)
                                           -------------------------------------
Net loss                                   $   (671,241)        $  (1,088,317)
                                           =====================================

Basic and diluted loss per share:

Loss from continuing operations            $      (0.04)        $       (0.06)
                                           =====================================
Gain (loss) from discontinued operations   $         --         $       (0.02)
                                           =====================================
Net loss                                   $      (0.04)        $       (0.08)
                                           =====================================
Weighted average shares outstanding
   - basic                                   17,971,406            14,313,903
Weighted average shares outstanding
   - diluted                                 17,971,406            14,313,903



See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows



                                                   Three Months Ended   Three Months Ended
                                                      September 30,        September 30,
                                                           2003                  2002
                                                       (Unaudited)           (Unaudited)
                                                       (Restated)            (Restated)
----------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                             $  (671,241)         $(1,088,317)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                          7,831               56,270
      Amortization of original issue discount              170,303               88,281
      Compensation related to stock options                 46,446               59,020
      Compensation related to issuance of stock            127,963                   --
      Warrants issued for services                              --              261,941
      Loss on sale of equipment                                152                   --
      Changes in operating assets and liabilities:
        Accounts receivable, net                           (14,818)                  --
        Inventories, net                                     6,280                   --
        Prepaid expenses                                   (63,303)                (571)
        Cash issued in excess of cash in bank                   --              (51,919)
        Accounts payable                                    69,237               (1,479)
        Accrued expenses                                   281,819               (1,778)
                                                       ---------------------------------
Net cash provided by (used in) operating
  activities                                               (39,331)            (678,552)
                                                       ---------------------------------

Cash flows from investing activities:
  Proceeds from sale of equipment                            1,000                   --
  Payments for patent costs                                 (5,074)                  --
                                                       ---------------------------------
Net cash used in investing activities                       (4,074)                  --
                                                       ---------------------------------

Cash flows from financing activities:
  Net repayments on revolving credit facility                   --             (454,793)
  Payments of note payable                                (110,000)              (4,017)
  Proceeds from subordinated notes payable                 175,000                   --
  Proceeds from issuance of common stock                        --              350,000
  Proceeds from exercise of common stock options            45,000               37,701
                                                       ---------------------------------
Net cash provided by (used in) financing activities        110,000              (71,109)
                                                       ---------------------------------

                                                       ---------------------------------
Change in cash attributable to discontinued
 operations                                                (20,000)             758,469
                                                       ---------------------------------
Net change in cash and cash equivalents                     46,595                8,808


Cash and cash equivalents at beginning of period             7,784                   --
                                                       ---------------------------------

Cash and cash equivalents at end of period             $    54,379          $     8,808
                                                       =================================

Supplemental cash flow information:
  Cash paid for interest, net of original
    issue discount                                     $        30          $    11,020


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


      In January 2003, the Company decided to change its focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. The only measurable revenues the Company is currently realizing result from the sales of the VisiFone. Therefore, we have classified the net assets and operations related to the group videoconferencing business as discontinued operations in the accompanying consolidated financial statements.


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

Intangible Assets. The Company amortizes patents over their estimated useful lives of ten years using the straight-line method. Covenants not to compete are being amortized using the straight-line method over the term of the covenants. At June 30, 2003, these covenants were considered impaired and were written off. Accumulated amortization of intangible assets was $32,686 and $30,234 at September 30, 2003 and June 30, 2003 respectively.


Revenue Recognition. The Company records sales revenue at the time merchandise is shipped. In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101,"Revenue Recognition." SAB No. 101, as amended, sets forth the SEC staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured.



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



In May 2003, the Company entered into an agreement with a supplier pursuant to which the supplier manufactures and private labels the VisiFone for the Company. The Company assumes the risks and rewards of ownership of the inventory purchased from the supplier and, accordingly, records revenue on a gross basis. Substantially nil revenues in fiscal 2004 were from sales of the VisiFone purchased from this supplier.


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


Stock-Based Compensation. In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. The Company has adopted the disclosure only provision of SFAS No. 148, "Accounting for Stock-Based Compensation."



Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic and diluted net loss per common share would have been changed to the following pro forma amounts:



                                         For the three months ended
                                               September 30,
                                           2003              2002
                                       ------------      ------------
Net Loss:
   As reported                         $   (671,241)       (1,088,317)
   Pro forma                               (687,466)       (1,104,542)

Basic net loss per Common share:
   As reported                                (0.04)            (0.08)
   Pro forma                                  (0.04)            (0.08)

Diluted net loss per Common share:
   As reported                                (0.04)            (0.08)
   Pro forma                                  (0.04)            (0.08)

Stock based compensation:
   As reported                               46,446            59,020
   Pro forma                                 16,225            16,225



In determining the compensation cost of options granted during the three months ended September 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:



                                              For the Three Months Ended
                                                     September 30,
                                                 2003             2002
                                             ------------     ------------

Risk-free interest rate                               N/A             4.38%
Expected life of options granted                      N/A          5 years
Expected volatility                                   N/A             68.9%
Expected dividend yield                               N/A                0%

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

Subordinated notes payable. In June 2002, the Company borrowed $300,000 from two private investors, and issued warrants to these lenders to purchase 545,454 common shares at $0.55 per share through June 2003. In connection with these notes, the Company issued 38,182 warrants to purchase common shares for services provided at $0.55 per share, which expire in June 2007. During June 2003, the Company extended the note agreements and cancelled the existing warrants attached to the original note. The Company issued new warrants to the various lenders to purchase 999,999 common shares at $0.30 per share through December 2003. The notes are subordinated, mature December 2003 with interest at 12%, and are secured by substantially all assets of the Company. The notes are also convertible into common stock of the Company at a conversion rate of $0.30 per share through December 2003 per the terms of the agreement. The new warrants were valued using the Black-Scholes pricing model. The resulting original issue discount of $71,704 (the fair value of the warrants), is being amortized over the life of the notes using the straight-line method, which approximates the interest method. At September 30, 2003 and June 30, 2003, the outstanding balance was $300,000.

During May 2003, the Company converted a then currently due account payable in the amount of $300,000 into a long-term subordinated note of the same amount and issued warrants to this vendor to purchase 1,000,000 common shares at $0.30 per share through November 2004. The note is subordinated, matures November 2004, requires semi-annual interest only payments at 12%, and is secured by substantially all assets of the Company. The subordinated note is also convertible into common stock of the Company at a conversion rate of $0.30 per share through November 2004 per the terms of the agreement. The conversion of accounts payable of $300,000 was allocated between the note and the warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount of $300,000 (the fair value of the warrants), is being amortized over the life of the notes using the straight-line method, which approximates the interest method. At September 30, 2003 and June 30, 2003, the outstanding balance was $300,000.

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

            The Company is obligated to pay commissions based on the terms outlined on the agreement. Commission expense and advertising and marketing for the period ending September 30, 2003 was $99,359.

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

8.    Subsequent Events

      During October 2003, a warrant holder exercised a warrant to purchase 1,000,000 shares of common stock at $0.25 per share generating proceeds of $250,000 and another warrant holder exercised a warrant to purchase 166,666 of common stock at $0.60 per share generating proceeds of $100,000. The Company also sold a new warrant to an accredited investor for the purchase of 166,666 shares of common stock at $1.62 per share in consideration of $5,000 and two additional warrants to accredited investors to purchase 500,000 shares of common stock at $1.10 for total consideration of $65,000 related to the conversion of short-term notes payable of $65,000.


9.    Discontinued Operations



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

Net Sales. Net sales for the first quarter of fiscal year 2004 were $30,699 up 100% from zero, in the first quarter of fiscal year 2003. This represents the initial quarter in which sales of the personal broadband videophone have been recorded.


Gross Profit (Loss). Gross loss was ($5,294) in the first quarter of fiscal year 2004 compared to a gross profit of $0 during the first quarter of fiscal year 2003. Cost of goods sold as a percentage of net sales in the first quarter of fiscal year 2004 was 117.2% compared to 0% in the first quarter of fiscal year 2003. Cost of goods sold was in excess of sales revenue due to the Company offering phones at below costs to certain potential distributors.


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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $460,867 or 1,501.2% of net sales for the first quarter of fiscal year 2004 compared to $716,486 for the first quarter of fiscal year 2003. Overall expenses were reduced by $255,619 compared to fiscal year 2003. Selling, general and administrative expenses during the first quarter of fiscal year 2004 included approximately $6,153 non-cash expense related to depreciation and amortization, $46,446 non-cash expenses related to variable stock option accounting rule, $127,963 in stock compensation expense related to services rendered by consultants. The total non-cash expense was $180,562 for the first quarter of fiscal 2004.

Other Income (Expense). Other income (expense) was $(203,534) in the first quarter of fiscal year 2004, compared to $(89,897) in the first quarter of fiscal year 2003. The increase in expenses was primarily due to the amortization of warrant costs associated with a higher amount of subordinated debt in the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003.

Loss from discontinued operations. Loss from discontinued operations was $0 for the first quarter of fiscal year 2004 compared to ($256,745) for the first quarter of fiscal year 2003.

As a result of the foregoing, net loss from continuing operations for the first quarter of fiscal year 2004 was $(671,241), or ($.04) per common share compared to a net loss of $(831,572) or $(.06) per common share in the first quarter of fiscal year 2003.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION


Net cash used in operating activities was $39,331 in the first quarter of fiscal year 2004, compared to $678,552 used in operating activities in the first quarter of fiscal year 2003. The reduction in cash used is due to reduced employees and related operating expenses.


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

                  None

Item 5. OTHER INFORMATION

                  None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      a) Exhibits

      Exhibit
      Number       Description

      31.01 Certification pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934.

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

                                  VISEON, Inc.

Dated: August 13, 2004            By:  /s/ John C Harris
                                      --------------------------
                                       John C. Harris
                                       Its President & Chief Executive Officer


                                  By:  /s/ John C Harris
                                      --------------------------
                                       John C. Harris
                                       Its Chief Financial Officer