Form 10QSB/A
period 2003-12-31
VISEON INC
filed 2004-08-13
CIK 936130

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A




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

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K


Signatures..................................................................20

Exhibit Index ..............................................................21

                           VISEON, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets



                                                       December 31,   June 30,
                                                          2003         2003
                                                       (Unaudited)   (Audited)
                           Assets                      (Restated)    (Restated)
--------------------------------------------------------------------------------
Current assets:
  Cash                                                 $      377   $     7,784
  Accounts receivable, net of allowance for doubtful
     accounts of $1,000 and $0                             39,946         4,109
  Inventories, net                                         35,379         7,079
  Prepaid expenses                                         49,086        46,573
                                                       -------------------------
        Total current assets                              124,788        65,545

Net property and equipment                                 61,266        71,882

Intangible assets, net                                    196,389       110,898
                                                       -------------------------

                        Total assets                   $  382,443    $  248,325
                                                       =========================


                  Liabilities and Stockholders' Deficit
--------------------------------------------------------------------------------

Current liabilities:
  Subordinated notes payable                           $  463,334    $  228,296
  Short-term notes payable                                219,044          -
  Accounts payable                                        545,140       553,299
  Net liabilities of discontinued operations              840,954     1,244,452
  Accrued expenses                                        158,605       104,692
                                                       -------------------------
        Total current liabilities                       2,227,077     2,130,739

Long-term liabilities
  Subordinated notes payable, net                             -          23,333
                                                       -------------------------

        Total liabilities                               2,227,077     2,196,918
                                                       -------------------------

Stockholders' deficit:
  Common stock ($.01 par value per share, 50,000,000
     shares authorized, 19,874,286 and 17,829,829
     issued and outstanding)                              198,743       178,298
  Additional paid-in capital                           25,322,343    24,179,469
  Accumulated deficit                                 (27,365,720)  (26,263,514)
                                                      --------------------------
        Total stockholders' deficit                    (1,844,634)   (1,905,747)
                                                      --------------------------

    Total liabilities and stockholders' deficit       $   382,443   $   248,325
                                                      ==========================


          See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                         Three Months Ended   Three Months Ended
                                             December 31,        December 31,
                                                 2003                2002
                                             (Unaudited)          (Unaudited)
                                             (Restated)           (Restated)
--------------------------------------------------------------------------------
Net sales                                     $  37,161             $    5,168
Cost of goods sold                               30,479                  4,735
Reserve for inventories                         (66,830)                    --
                                        ----------------------------------------
     Gross profit (loss)                         73,512                    433

Research and development                         28,221                 20,017
Selling, general, and administrative            612,065                405,803
                                        ----------------------------------------
     Operating loss                            (566,774)              (425,387)

Other income (expense):
   Interest expense                            (214,939)              (152,882)
   Gain on sale of deferred revenue contracts        -                       -
   Other income (expense), net                       -                   1,081
                                        ----------------------------------------
     Other income (expense), net               (214,939)               151,801
                                        ----------------------------------------

Loss from continuing operations                (781,713)              (577,188)

Gain (loss) from discontinued operations        350,748               (362,800)
                                        ----------------------------------------

     Net loss                           $      (430,965)            $ (939,988)
                                        ========================================


Basic and diluted loss per share:
     Loss from continuing operations per
       common share                     $         (0.04)            $    (0.04)
                                        ========================================
     Gain (Loss) from discontinued
       operations per common share      $          0.02             $    (0.02)
                                        ========================================
     Net loss                           $         (0.02)            $    (0.06)
                                        ========================================

Weighted average shares outstanding
   - basic                                   19,377,972              14,849,137
Weighted average shares outstanding
  - diluted                                  19,377,972              14,849,137
--------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                              Six Months Ended  Six Months Ended
                                                December 31,        December 31,
                                                    2003                2002
                                                 (Unaudited)        (Unaudited)
                                                 (Restated)         (Restated)
--------------------------------------------------------------------------------
Net sales                                        $  67,860           $    5,168
Cost of goods sold                                  66,472                4,735
Reserve for inventories                            (66,830)                  -
                                              ----------------------------------
     Gross profit (loss)                            68,218                  433

Research and development                            29,767               45,206
Selling, general, and administrative             1,072,932            1,122,289
                                              ----------------------------------
     Operating loss                             (1,034,481)          (1,167,062)

Other income (expense):
   Interest expense                               (418,473)            (238,902)
   Other income (expense), net                          -                (2,796)
                                              ----------------------------------
     Net Other Income (Expense)                   (418,473)            (241,698)
                                              ----------------------------------

Loss from continuing operations                 (1,452,954)          (1,408,760)

Gain (loss) from discontinued operations           350,748             (619,546)
                                             -----------------------------------
     Net loss                                $  (1,102,206)      $   (2,028,306)
                                             ===================================

Basic and diluted loss per share:
     Loss from continuing operations per
       common share                          $       (0.08)      $        (0.10)
                                             ===================================
     Gain (loss) from discontinued operations
       per common share                      $        0.02       $        (0.04)
                                             ===================================
     Net loss                                $       (0.06)      $        (0.14)
                                             ===================================

Weighted average shares outstanding
    - basic                                     19,674,689           14,581,520
Weighted average shares outstanding
    - diluted                                   19,674,689           14,581,520
--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           VISEON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                               Six Months Ended Six Months Ended
                                                 December 31,      December 31,
                                                     2003              2002
                                                 (Unaudited)       (Unaudited)
                                                 (Restated)        (Restated)
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                       $  (1,102,206)  $  (2,028,306)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                       15,596         194,039
    Amortization of original issue discount            340,607         176,558
    Compensation related to stock options               53,391              -
    Compensation related to issuance of stock          440,436              -
    Warrants issued for services                           -           269,677
    Loss on sale of equipment                              152              -
    Reserve for inventories                            (66,830)             -
    Changes in operating assets and liabilities:
     Accounts receivable, net                          (35,837)             -
     Inventories, net                                   38,530              -
     Prepaid expenses                                   (2,513)          4,846
     Checks issued in excess of cash in bank               -           (51,919)
     Accounts payable                                 (178,660)         26,469
     Accrued expenses                                   54,055          (1,792)
     Deferred revenue                                      -                -
                                                --------------------------------
Net cash provided by (used in)
   operating activities                               (443,279)     (1,496,444)
                                                --------------------------------

Cash flows from investing activities:
   Proceeds from sale of equipment                       1,000              -
   Payments for patent costs                           (91,623)             -
   Purchases of software, property and equipment           -            (5,283)
                                                --------------------------------
      Net cash used in investing activities            (90,623)         (5,283)
                                                --------------------------------

Cash flows from financing activities:
   Net repayments on revolving credit facility             -          (683,021)
   Payments of capital lease obligations                   -            (4,017)
   Payments of subordinated notes payable             (110,000)             -
   Proceeds from subordinated notes payable            110,000          66,000
   Proceeds from short term notes payable              155,000
   Proceeds from exercise of common stock warrants     350,000
   Proceeds from sale of common stock warrants           5,000
   Proceeds from issuance of common stock                   -          350,000
   Proceeds from exercise of common stock options      119,245          40,512
                                                --------------------------------
  Net cash provided by (used in)
    financing activities                               629,245        (230,526)
                                                --------------------------------
                                                --------------------------------
  Net change in cash attributable
    to discontinued operations                        (102,750)      1,734,916
                                                --------------------------------

       Net change in cash                               (7,407)          2,663


Cash at beginning of period                     $        7,784      $        -
                                                --------------------------------


Cash at end of period                           $          377      $    2,663
                                                ================================

Supplemental cash flow information:
  Cash paid for interest, net of original
     issue discount                            $        44,665      $   88,902
                                               =================================

Noncash investing and financing activities
   Accounts payable converted to common stock  $       130,246      $      -
   Short-term notes converted into common stock
      and warrants                                      65,000             -


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

 In January 2003, the Company changed its focus from being a group videoconferencing systems manufacturer and reseller to a desktop and consumer video communications systems developer, manufacturer and reseller. The only measurable revenues that the Company is currently realizing are a result of sales of the VisiFone(TM), the Company's personal videophone which operates on broadband networks. Therefore, we have classified the net assets and operations related to the group video conferencing business as discontinued operations in the accompanying consolidated financial statements.

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



Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic and diluted net loss per common share would have been changed to the following pro forma amounts:



                                          For the three months ended          For the six months ended
                                                  December 31,                      December 31,
                                        ------------------------------      ------------------------------
                                            2003              2002              2003              2002
                                        ------------      ------------      ------------      ------------
Net Loss:
   As reported                          $   (430,965)         (939,988)       (1,102,206)       (2,028,305)
   Pro forma                                (447,190)         (969,899)       (1,134,656)       (2,074,441)

Basic net loss per Common share:
   As reported                                 (0.02)            (0.06)            (0.06)            (0.14)
   Pro forma                                   (0.02)            (0.07)            (0.06)            (0.14)

Diluted net loss per Common share:
   As reported                                 (0.02)            (0.06)            (0.06)            (0.14)
   Pro forma                                   (0.02)            (0.07)            (0.06)            (0.14)

Stock based compensation:
   As reported                                 6,945          (148,960)           53,391           (89,040)
   Pro forma                                  16,225            29,911            32,450            46,136



In determining the compensation cost of options granted during the three and six months ended December 31, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:



                                      For the Three Months Ended           For the Six Months Ended
                                             December 31,                       December 31,
                                     -----------------------------      -----------------------------
                                         2003             2002              2003             2002
                                     ------------     ------------      ------------     ------------
Risk-free interest rate                       N/A             4.38%              N/A             4.38%
Expected life of options granted              N/A          5 years               N/A          5 years
Expected volatility                           N/A             68.9%              N/A             68.9%
Expected dividend yield                       N/A                0%              N/A                0%


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


NOTE 7. Discontinued Operations



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


RESULTS OF OPERATIONS

Three Months ended December 31, 2003 Compared to Three Months ended December 31, 2002.

Net Sales. Net sales for the second quarter of fiscal year 2004 were $37,161 an increase of 691.1% from $5,168, in the second quarter of fiscal year 2003. The increase in sales in the second quarter of fiscal year 2004 was a result of a reduction in the number of personal videophones that the Company gave to potential customers and distributors coupled with increased sales to consumers.

Gross Profit (Loss). Gross profit was $73,512 in the second quarter of fiscal year 2004 compared to a gross profit of ($433) during the second quarter of fiscal year 2003. The gross profit in the second quarter of fiscal 2004 includes ($66,830) reduction in the Company's inventory reserve. Cost of goods sold as a percentage of net sales in the second quarter of fiscal year 2004 was 82% compared to 91.6% in the second quarter of fiscal year 2003. During the second quarter of fiscal year 2004, the Company continued to sell its new VisiFone products to both corporate and consumer customers.

Research and Development Expenses. Research and development expenses were $28,221 for the second quarter of fiscal year 2004, or 75.9% of net sales, compared to research and development expenses of $20,017 or 387.3% of net sales for the second quarter of fiscal year 2003. Actual expenses increased approximately $8,204 as a result of an increase in resources dedicated to the development of the Company's VisiFone.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $612,065 or 1,647.1% of net sales for the second quarter of fiscal year 2004 compared to $405,803 or 7,852.2% of net sales for the second quarter of fiscal year 2003. Overall expenses increased by $206,262 compared to fiscal year 2003. The primary increase in expenses was associated with the launching of the Company's new VisiFone product line. These expenses included approximately $7,765 non-cash expense related to depreciation and amortization, $6,945 non-cash expenses related to variable stock option accounting rules, $312,473 in non-cash stock compensation expenses related to services rendered by consultants, who provided, among other things development, marketing and sales services to the Company. Total non-cash expenses were $327,183 for the second quarter of fiscal 2004. The Company anticipates that, in the remaining two quarters of fiscal 2004, Selling, General and Administrative expenses will be greater than the same quarter in fiscal 2003 due to the Company's focus of its efforts on developing its new product.

Other Income (Expense). Other expense was ($214,939) in the second quarter of fiscal year 2004, compared to other income of ($152,882) in the second quarter of fiscal year 2003.

Gain (Loss) from discontinued operations. Gain from discontinued operations was $350,748 in the second quarter of fiscal year 2004, compared to a loss of ($362,800). The gain was attributable to extinguishment of debt from discontinued operations.

As a result of the foregoing, net loss for the second quarter of fiscal year 2004 was ($430,965), or ($.02) per common share compared to a net loss of ($939,988) or ($.06) per common share in the second quarter of fiscal year 2003. The net loss in fiscal 2004 includes a gain from discontinued operations in the amount of $350,748.

Six Months ended December 31, 2003 Compared to Six Months ended December 31,
2002.

Net Sales. Net sales for the six-month period ended December 31, 2003 were $67,860, up 1,213.1% from $5,168 for the six-month period ended December 31, 2002. The increase in sales in the second quarter of fiscal year 2004 was a result of a reduction in the number of personal videophones that the Company gave to potential customers and distributors coupled with an increase of sales to consumers.

Gross Profit (Loss). Gross profit was $68,830 for the six-month period ended December 31, 2003, compared to a gross profit of $433 during the six-month period ended December 31, 2002. Cost of goods sold as a percentage of net sales for the six-month period ended December 31, 2003 was 98.0% compared to 91.6%) during the six-month period ended December 31, 2002. Gross profit increased $61,737 due to an adjustments of ($66,830) (reduction in inventory valuation reserve).

Research and Development Expenses. Research and development expenses were $29,767, or 43.9% of sales for the six-month period ended December 31, 2003, compared to research and development expenses of $45,206, or 874.7% of sales for the six-month period ended December 31, 2002. Actual expenses decreased approximately $15,439 during the six-month period ended December 31, 2003 as a result of lower head count associated with the Company's change of focus to the new VisiFone product line. The Company anticipates significantly increasing its research and development expenses over the final two quarters of fiscal 2004 and through fiscal 2005.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses were $1,072,932 for the six-month period ended December 31, 2003 or 1581.1% of sales, compared to $1,122,289 or 21,716.1% of sales for the six-month period ended December 31, 2002. The decrease in selling, general and administrative expenses during the six-month period ended December 31, 2003 was primarily a result of lower amortization costs associated with continuing operations.


LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION


Net cash used in operating activities was $443,279 for the six months ending December 31, 2003, compared to $1,496,444 used in operating activities in the six months ending December 31, 2002. The substantial reduction in cash used is due to reduced employees and related operating expenses as the Company realigns its strategy toward sales of the Visifone.


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


                                  VISEON, Inc.

Dated:    August 13, 2004         By:   /s/ John C Harris
                                  -----------------------
                                  John C. Harris
                                  It's President & Chief Executive Officer


                                  By:  /s/ John C Harris
                                  -----------------------
                                  John C. Harris
                                  It's Chief Financial Officer