Form 10QSB/A
period 2004-03-31
VISEON INC
filed 2004-08-13
CIK 936130

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         VISEON , INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                       Mar 31,        June 30,
                                                                        2004            2003
                                                                    (Unaudited)      (Audited)
                                                                    (Restated)      (Restated)
                                                                    --------------------------
                                          Assets
                                         --------
Current assets:
   Cash                                                             $  4,507,796    $      7,784
   Accounts receivable                                                    30,489           4,109
   Inventories, net                                                       52,959           7,079
   Prepaid expenses                                                      126,380          46,573
                                                                    ----------------------------
           Total current assets                                        4,717,624          65,545
                                                                    ----------------------------

Net property and equipment                                                61,168          71,882
                                                                    ----------------------------

Intangible assets, net                                                   219,556         110,898
                                                                    ----------------------------
                                          Total Assets              $  4,998,348    $    248,325
                                                                    ============================

                        Liabilities and Stockholders' Equity (Deficit)
                        ----------------------------------------------
Current liabilities:
   Subordinated notes payable                                       $          -    $    228,296
   Short-term notes payable                                                    -               -
   Accounts payable                                                      762,898         553,299
   Net liabilities of discontinued operations                            802,037       1,244,452
   Accrued expenses                                                      334,600         104,692
                                                                    ----------------------------
           Total current liabilities                                   1,899,535       2,130,739
                                                                    ----------------------------

Long-term liabilities

   Subordinated notes payable, net                                             -          23,333
                                                                    ----------------------------
           Total liabilities                                           1,899,535       2,154,072
                                                                    ----------------------------
Stockholders' equity (deficit):

     Preferred stock ($.01 par value per share, 5,000,000 shares
        authorized, 229 and - issued and outstanding                   2,248,410               -
     Common stock ($.01 par value per share, 50,000,000 shares
        authorized, 24,236,407 and 17,829,829 issued and
        outstanding)                                                     242,364         178,298
     Additional paid-in capital                                       31,516,326      24,179,469
     Accumulated deficit                                             (30,908,287)    (26,263,514)
                                                                    ----------------------------
        Total stockholders' equity (deficit)                           3,098,813      (1,905,747)
                                                                    ----------------------------
           Total Liabilities and Stockholders' Equity (Deficit)     $  4,998,348    $    248,325
                                                                    ============================

See accompanying notes to consolidated financial statements.

                         VISEON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                              Three Months    Three Months
                                                                 Ended           Ended
                                                               March 31,        March 31,
                                                                  2004           2003
                                                              (Unaudited)     (Unaudited)
                                                              (Restated)       (Restated)
                                                              ---------------------------
Net sales                                                     $     88,916    $      1,800
Cost of goods sold                                                  87,316           1,120
Reserve for inventories                                                  -
                                                              ----------------------------
          Gross profit (loss)                                        1,600             680

Research and development                                            46,718          15,033
Selling, general, and administrative                               689,386         640,881
                                                              ----------------------------
          Operating loss                                          (734,504)       (655,234)

Other income (expense):
    Interest expense                                              (563,750)        (80,397)
    Other income (expense), net                                          -           1,462
                                                              ----------------------------
          Other income (expense), net                             (563,750)        (78,935)
                                                              ----------------------------
Loss from continuing operations                                 (1,298,254)       (734,169)

Gain/(Loss) from discontinued operations                            26,563         280,372
                                                              ----------------------------
          Net loss                                            $ (1,271,691)   $   (453,797)
                                                              ----------------------------
Preferred stock dividends                                        2,270,875               -
                                                              ----------------------------
          Loss attributable to common stockholders            $ (3,542,566)   $   (453,797)
                                                              ============================


Basic and diluted loss per share:
    Loss from continuing operations per common share          $      (0.06)   $      (0.05)
    Gain (Loss) from discontinued operations per common share $          -    $       0.02
    Loss attributable to common stockholders per common share $      (0.17)   $      (0.03)

Weighted average shares outstanding - basic                     20,727,838      15,319,182
Weighted average shares outstanding - diluted                   20,727,838      15,319,182
------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                         VISEON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                              Nine Months     Nine Months
                                                                 Ended           Ended
                                                               March 31,       March 31,
                                                                  2004            2003
                                                              (Unaudited)     (Unaudited)
                                                              (Restated)       (Restated)
                                                              ---------------------------
Net sales                                                     $    156,776    $      6,968
Cost of goods sold                                                 153,788           5,855
Reserve for inventories                                            (66,830)              -
                                                              ----------------------------
          Gross profit (loss)                                       69,818           1,113

Research and development                                            76,485          60,239
Selling, general, and administrative                             1,762,318       1,763,170
                                                              ----------------------------
          Operating loss                                        (1,768,985)     (1,822,296)

Other income (expense):
    Interest expense                                              (982,223)       (319,299)
    Other income (expense), net                                          -          (1,334)
                                                              ----------------------------
          Net Other Income (Expense)                              (982,223)       (320,633)
                                                              ----------------------------
Loss from continuing operations                                 (2,751,208)     (2,142,929)
Gain (Loss) from discontinued operations                           377,311        (339,173)
                                                              ----------------------------
          Net loss                                              (2,373,897)     (2,482,102)
                                                              ----------------------------

Preferred stock dividends                                        2,270,875               -
                                                              ----------------------------
          Loss attributable to common stockholders            $  4,644,772    $ (2,482,102)
                                                              ============================
Basic and diluted loss per share:
    Loss from continuing operations
      per common share                                        $      (0.14)   $      (0.15)
    Gain (loss) from discontinued operations
      per common share                                        $       0.02    $      (0.02)
    Loss attributable to common stockholders
      per common share                                        $      (0.24)   $      (0.17)
                                                              ============================
Weighted average shares outstanding - basic                     19,354,080      14,823,818
Weighted average shares outstanding - diluted                   19,354,080      14,823,818
                                                              ============================

See accompanying notes to consolidated financial statements.

                          VISEON, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                    Nine Months Ended       Nine Months Ended
                                                                       March 31,                 March 31,
                                                                         2004                       2003
                                                                      (Unaudited)               (Unaudited)
                                                                      (Restated)                 (Restated)
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                        $    (2,373,897)         $    (2,482,102)
    Adjustments to reconcile net loss to net cash
      flows from operating activities
      Depreciation and amortization                                          22,268                  134,658
      Amortization of original issue discount                               855,076                  176,558
      Compensation related to stock options                                  40,660                        -
      Warrants issued for services                                           39,871                  315,788
      Common stock issued for services                                      514,043                  253,924
      Loss on sale of equipment                                                 152                        -
      Reserve for inventories                                               (66,830)                       -
      Accounts receivable, net                                               16,466                        -
      Inventories, net                                                       20,950                        -
      Prepaid expenses                                                      (79,807)                   4,846
      Cash issued in excess of cash in bank                                       -                  (51,919)
      Accounts payable                                                     (307,184)                 (25,508)
      Accrued expenses                                                      358,400                  (21,863)
                                                                    ----------------------------------------
      Net cash provided by (used in) operating activities                  (959,832)              (1,048,818)
                                                                    ----------------------------------------

Cash flows from investing activities:
    Proceeds from sale of equipment                                           1,000                        -
    Payments for patent costs                                              (118,469)                       -
    Purchases of software, property and equipment                            (2,896)                  (5,283)
                                                                    ----------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                                (120,365)                  (5,283)
                                                                    ----------------------------------------

                  VISEON, INC. AND SUBSIDIARIES

                                                                      Nine Months        Nine Months
                                                                         Ended              Ended
                                                                        March 31,         March 31,
                                                                          2004              2003
                                                                       (Unaudited)      (Unaudited)
                                                                       (Restated)        (Restated)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net repayments on revolving credit facility                                   -          (811,865)
    Payments of capital lease obligations                                         -            (4,017)
    Payments of notes payable                                              (202,936)                -
    Proceeds from subordinated notes payable                                110,000           223,000
    Proceeds from short term notes payable                                  155,000                 -
    Proceeds from issuance of convertible preferred
       stock and warrants                                                 5,725,000                 -
    Payment of preferred stock issuance cost                               (666,400)                -
    Proceeds from exercise of common stock warrants                         350,000                 -
    Proceeds from sale of common stock warrants                               5,000                 -
    Proceeds from issuance of common stock                                        -           610,000
    Proceeds from exercise of common stock options                          212,495            40,512
                                                                     --------------------------------
       Net cash provided by (used in) financing activities                5,688,159            57,630
                                                                     --------------------------------

                                                                     --------------------------------
Change in cash attributable to discontinued operations                     (107,950)        1,181,858
                                                                     --------------------------------
       Net change in cash                                                 4,500,012           185,388

Cash at beginning of period                                                   7,784                 -
                                                                     --------------------------------

Cash at end of period                                                $    4,507,796    $      185,388
                                                                     --------------------------------

Supplemental cash flow information:
    Cash paid for interest, net of original issue discount           $       71,817    $       88,902
                                                                     --------------------------------

Noncash investing and financing activities
    Accounts payable converted to common stock                       $      130,246    $            -
    Short-term notes converted into common stock warrants            $       65,000    $            -
    Convertible notes converted into common stock                    $    1,254,726    $            -
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



Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic and diluted net loss per common share would have been changed to the following pro forma amounts:



                                          For the three months ended           For the nine months ended
                                                   March 31,                           March 31,
                                        ------------------------------      ------------------------------
                                            2004              2003              2004              2003
                                        ------------      ------------      ------------      ------------
Net Loss:
   As reported                          $ (3,542,566)         (453,797)       (4,644,772)       (2,482,102)
   Pro forma                              (3,592,838)         (507,030)       (4,727,494)       (2,581,471)

Basic net loss per Common share:
   As reported                                 (0.17)            (0.03)            (0.24)            (0.17)
   Pro forma                                   (0.17)            (0.03)            (0.24)            (0.17)

Diluted net loss per Common share:
   As reported                                 (0.17)            (0.03)            (0.24)            (0.17)
   Pro forma                                   (0.17)            (0.03)            (0.24)            (0.17)

Stock based compensation:
   As reported                               (12,731)            1,820            40,660           (88,120)
   Pro forma                                  50,272            53,233            82,722            99,369



In determining the compensation cost of options granted during the three and nine months ended March 31, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:



                                      For the Three Months Ended          For the Nine Months Ended
                                               March 31,                          March 31,
                                     -----------------------------      -----------------------------
                                         2004             2003              2004             2003
                                     ------------     ------------      ------------     ------------
Risk-free interest rate                       N/A             4.38%              N/A             4.38%
Expected life of options granted              N/A          5 years               N/A          5 years
Expected volatility                           N/A             68.9%              N/A             68.9%
Expected dividend yield                       N/A                0%              N/A                0%


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


As of March 31, 2004, the Company had sold 229 shares of Series A Convertible Preferred Stock resulting in gross proceeds of $5,725,000. The Company's placement agent was paid a fee of $572,500 and received warrants to purchase 858,750 shares of common stock. Proceeds from the private placement were allocated to the warrants ($3,476,590) using the Black-Scholes pricing model and to the beneficial conversion option ($2,248,410) based upon the intrinsic value of the conversion option. The beneficial conversion option has been recorded as a preferred stock dividend in the accompanying consolidated statement of operations.


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


8. DISCONTINUED OPERATIONS:



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



RESULTS OF OPERATIONS

Three Months ended March 31, 2004 Compared to Three Months ended March 31, 2003.

Net Sales. Net sales for the third quarter of fiscal year 2004 were $88,916 up 4,839.8% from $1,800, in the third quarter of fiscal year 2003. The increase in sales in the third quarter of fiscal year 2004 was a result of a reduction in the number of personal videophones that the Company gave to potential customers and distributors coupled with increased sales to consumers.

Gross Profit. Gross profit was $1,600 in the third quarter of fiscal year 2004 compared to a gross profit of $680 during the third quarter of fiscal year 2003. The gross profit in the third quarter of fiscal 2004 was 1.8% of net sales as the Company sold the VisiFone at low margins to corporate, government and educational customers for demonstration and evaluation purposes. Gross profit during the third quarter of fiscal year 2003 was 37.8% of net sales but only reflects one sale from continuing operations.

Research and Development Expenses. Research and development expenses were $46,718 for the third quarter of fiscal year 2004 (52.5% of net sales) compared to $15,033 or 835.2% of net sales for the third quarter of fiscal year 2003. The increase was attributable to increased expenditures toward the development of Company's VisiFone product line. The Company anticipates that research and development expenses will increase significantly over the next several quarterly periods as the Company continuous development of the VisiFone product line.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $689,386 or 775.3% of net sales for the third quarter of fiscal year 2004 compared to $640,881 or 35,604.5% of net sales for the third quarter of fiscal year 2003. Payroll and consulting fees comprise approximately half of such expenditures for both periods.

Other Income (Expense). Other expense was $563,750 in the third quarter of fiscal year 2004, compared to other expense of $80,397 in the third quarter of fiscal year 2003. The net increase of $483,353 is due to increased interest expense related to the amortization of original issue discount on certain of the Company's promissory notes payable. In conjunction with the sale of the Series A Convertible Preferred Stock, the holders of certain of the Company's convertible promissory notes entered into agreements to convert such notes (totaling $1,254,726, including principal and accrued interest) into 4,182,422 shares of common stock and to release all collateral securing the repayment of such notes. As a result, the Company accelerated the amortization of the related original issue discount and recorded a charge of $514,469 to interest expense during the third quarter of fiscal 2004.


Gain from discontinued operations during the third quarter of fiscal 2004, the Company negotiated discounted repayments related to amounts owed to certain creditors. Based on these discounts, the Company recorded a gain from discontinued operations of $26,563.

Preferred Stock Dividends. The results of operations for the third quarter of fiscal 2004 reflects a charge of $2,270,875 for accrued dividends on the Company's Series A Convertible Preferred Stock which bears dividends at the rate of 10%. Allocation to beneficial conversion is $2,248,410.

Nine Months ended March 31, 2004 Compared to Nine Months ended March 31, 2003.

Net Sales. Net sales for the nine months ended March 31, 2004 were $156,776, up 2,149.9% from $6,968 for the nine months ended March 31, 2003. The increase in sales in the third quarter of fiscal year 2004 was a result of a reduction in the number of personal videophones that the Company gave to potential customers and distributors coupled with increased sales to consumers.

Gross Profit. Gross profit was $69,818 for the nine months ended March 31, 2004 compared to a gross profit of $1,113 during the same period in fiscal year 2003. The increase in gross profit in fiscal 2004 resulted primarily due to a reduction in the inventory reserve of $66,830.

Research and Development Expenses. Research and development expenses were $76,485 for the nine months ended March 31, 2004 (48.8% of net sales) compared to $60,239 or 864.5% of net sales for the same period in fiscal year 2003. The increase was attributable to increased expenditures toward the development of the Company's VisiFone product line. The Company anticipates that research and development expenses will increase significantly over the next several quarterly periods as the Company continuous development of the VisiFone product line.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,762,318 or 1,124.1% of net sales for the nine months ended March 31, 2004 compared to $1,763,170 or 25,303.8% of net sales for the same period in fiscal year 2003. Payroll and consulting fees comprise approximately half of such expenditures for both periods.

Other Income (Expense). Other expense was $982,223 for the nine months ended March 31, 2004 compared to other expense of $320,633 during the same period in fiscal 2003. The net increase of $661,590 is due to increased interest expense related to the amortization of original issue discount on certain of the Company's promissory notes payable. In conjunction with the sale of the Series A Convertible Preferred Stock, the holders of certain of the Company's convertible promissory notes entered into agreements to convert such notes (totaling $1,254,726, including principal and accrued interest) into 4,182,422 shares of common stock and to release all collateral securing the repayment of such notes. As a result, the Company accelerated the amortization of the related original issue discount and recorded a charge of $514,469 to interest expense during the third quarter of fiscal 2004.

Gain (loss) from discontinued operations. During the second and third quarters of fiscal 2004, the Company negotiated discounted repayments related to amounts owed to certain creditors from discontinued operations. Based on this discount, the Company recorded a gain of $377,311.

Preferred Stock Dividends. The results of operations for the nine months ended March 31, 2004 reflect a charge of $2,270,875 for accrued dividends on the Company's Series A Convertible Preferred Stock which bears dividends at the rate of 10%. Allocation to beneficial conversion is $2,248,410.

LIQUIDITY AND CAPITAL RESOURCES

The Company recently raised $8,450,000 million (prior to offering expenses) from the sale of its Series A Convertible Preferred Stock with warrants in a series of private placement transactions in March and April 2004. Management believes that the funds generated from its recent private placement financing activities will be sufficient to cover the cash needs of the Company for the next twelve months, although there can be no assurance in this regard.

Historically, the Company has generated losses from operations and negative cash flows. For the nine months ended March 31, 2004, the Company raised $5,058,914 from the sales of Series A Convertible preferred Stock with warrants, used $959,832 in operating activities and $120,365 in investing activities. Management plans to try to increase sales and improve operating results through
(i) increased marketing and direct sales activities to corporate customers, (ii) continued initiatives to gain acceptance of our product by consumer broadband providers for sale to their subscribers and (iv) initiatives to monetize our intellectual property rights. There can be no assurance that we will be successful in achieving these objectives and becoming profitable.


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

                                         VISEON, Inc.

Dated: August 13, 2004                   By:   /s/ John C Harris
                                         -----------------------------
                                         John C. Harris
                                         Its President & Chief Executive Officer

Dated: August 13, 2004                   By:  /s/ Robert A. Wolf
                                         -----------------------------
                                         Robert A. Wolf
                                         Its Chief Financial Officer