Form 10KSB
period 2004-06-30
VISEON INC
filed 2004-09-28
CIK 936130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004	Commission File Number 0-27106

VISEON, INC.

(Name of small business issuer in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

41-1767211
(I.R.S. Employer Identification No.)

8445 Freeport Parkway, Suite 245
Irving, Texas 75063
(972) 906-6300 (Address, including zip code,
and
telephone number, including area code, of
registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $.01 Par Value

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s revenues for the fiscal year ended June 30, 2004 were $286,215.

At September 23, 2004, the total aggregate market value of the shares of voting stock held by non-affiliates of the registrant was $22,894,060 based upon the average of the closing bid and asked prices of the registrant’s Common Stock as reported by the Over The Counter Bulletin Board on that date of $1.44 and $1.45 per share, respectively. The term “affiliates” is deemed, for this purpose only, to refer to directors, officers and holders of 5% or more of the Common Stock of the registrant. The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of September 23, 2004 was 26,523,528.

Transitional Small Business Disclosure format (Check one): YES [  ] NO  [X]

VISEON, INC.	FORM 10-KSB

VISEON, INC.	FORM 10-KSB

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including “BUSINESS” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION”. These statements regard:

*	Our belief that sales of our products may be disproportionately high during the holiday shopping season when compared to other times of the year.

*	Our belief that our product offerings will be designed to assimilate future technical advances.

*	Our belief that we have all rights necessary to market and sell our system without infringement of intellectual property rights held by others.

*	Our belief that, given the right business opportunities, we may expand our operations rapidly and significantly.

*	Our belief that we can maintain key personnel and consultants in all functional areas necessary to successfully execute our business strategy for fiscal year 2005.

*	Our belief that we are well positioned to establish new consumer electronics products, thereby increasing future revenues and profitability.

*	Our belief as to the reasonableness of the estimates and assumptions we make that form the basis of our judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources.

*	Our belief that we should not encounter any meaningful difficulty in procuring all requisite certifications and approvals.

*	Our belief as to the principal competitive factors we will face in our markets.

*	Our belief as to the amounts ultimately payable, if any, in connection with certain litigation and claims arising in the ordinary course of business.

*	Our expectations regarding the marketing expenses associated with creating and promoting a brand image.

*	Our expectations regarding the marketing expenses associated with developing and promoting new products.

*	Our expectations regarding the basis upon which we will compete in our markets.

*	Our expectations regarding by whom and where our broadband videophone products will be manufactured, assembled and tested.

*	Our expectations regarding the compatibility of our personal videophones with other products.

*	Our expectations regarding the establishment of a formal manufacturing quality process for our products.

*	Our expectations regarding order fulfillment and customer support.

*	Our expectations regarding our sales and distribution strategies.

*	Our plan to develop our products and services jointly with one or more suitable, established developers and manufacturers.

*	Our plan to continue forming new relationships with other companies to distribute their products alongside our own products.

*	Our intent to focus on licensing our intellectual property to third parties and developing proprietary consumer broadband videophone products and services.

*	Our intent to rely on an outside sales force.

*	Our intent to use a variety of marketing programs to build awareness of our products.

*	Our intent to compete in the consumer videophone market vigorously in all aspects.

*	Our intent to take additional steps to protect our patents from infringement by others.

Such statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “estimates”, “will”, “should”, “plans” or “anticipates” including the negatives thereof, other variations thereon, comparable terminology or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance, involve significant risks and uncertainties and that actual results may materially differ from any projections contained in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under “RISK FACTORS”. As a result, these forward-looking statements represent only the Company’s judgment as of the date of this Annual Report. The Company does not express any intent or obligation to update any such forward-looking statements. You should review any additional disclosures we make in our press releases and Forms 10-KSB, 10-QSB, and 8-K filed with the Securities and Exchange Commission.

VISEON, INC.	FORM 10-KSB

ITEM 1 . DESCRIPTION OF BUSINESS.

INTRODUCTION

     Viseon, Inc. (the “Company”), a Nevada corporation formerly known as “RSI Systems, Inc.” historically has been a developer of group videoconferencing systems primarily sold to corporate and government-related end users and OEM customers. In May 2001, the former RSI Systems, Inc. was merged into its wholly owned subsidiary, Viseon, Inc., in order to change the domicile of the Company from Minnesota to Nevada and to effect a simultaneous name change to Viseon, Inc. The shareholders of RSI Systems, Inc. approved the Plan of Merger between RSI Systems, Inc. and Viseon, Inc. on May 23, 2001. RSI Systems, Inc. was incorporated under the laws of the state of Minnesota on December 21, 1993. On July 25, 1995, it completed the initial public offering of its common stock, par value $0.01 per share (the “Common Stock”).

     Beginning with the third quarter of the Company’s fiscal 2002, the Company’s profit margins were eroded by intense competition from other group videoconferencing product manufacturers and resellers. The Company recognized the need to modify its business model to achieve higher margins and benefit from its portfolio of U.S. patents and pending European patents. The fifth U.S. patent was issued in November 2003. In January 2003, we changed our focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. This was accomplished by the transfer of our group videoconferencing services contract portfolio and the associated liabilities to Comlink Technologies, LLC and the liquidation of our remaining group videoconferencing assets. The only measurable revenues we currently receive result from sales of the VisiFone, a personal broadband video communication device marketed to businesses and consumers.

     The VisiFone is a low-cost broadband videophone. It is a self-contained system that does not require a PC or any external equipment. The VisiFone operates on any broadband connection including high-speed Internet connections via Digital Subscribert Lines (DSL) or cable modem and is compatible with both home and office networks. The VisiFone is compliant with the communications industry standards of H.323 and SIP and it is compatible with most corporate videoconferencing systems. The VisiFone has been designed to be used by business entities and residential consumers.

The Company has licensed certain parts of its patents to other companies within the visual communications industry. The Company intends to enter into additional agreements whereby it may grant a license of its intellectual property to third parties in furtherance of developing proprietary consumer broadband videophone products and services, some of which may be based on its existing intellectual property. The Company plans to undertake the development of these products and services jointly with one or more suitable, established manufacturers, which the Company is currently in the process of identifying and selecting. To date the Company has retained independent business enterprises to assist in the design of the general appearance and functionality of our next generation broadband videophone as well as the design and development of the software, electronics and acoustics that will be integrated therein which is the genesis of the next generation VisiFone. The design and development assistance provided by each of these companies is a cooperative effort with our technical support personnel, under the supervision of our technical advisors and senior management to insure strict adherence to the specifications outlined to them by the Company. Additionally, the Company established a relationship with Leadtek, an Asian partner, as a distributor in the U.S. of a broadband videophone manufactured by Leadtek. The Company may also continue forming new relationships with other companies to distribute their products alongside its own products.

The Company’s marketing strategy targets primarily residential consumers who have historically not purchased video communication devices and, to a limited degree, business and government entities with widespread operations across regional, national and international boundaries. Management identified the challenges associated with marketing the Company’s products to such a diverse market segment prior to its decision to modify the Company’s business model and has been evaluating various marketing strategies for more than two years. Management recognized the advantages of developing a marketing strategy that included a plan of sales and distribution of its products in tandem with one or more major broadband providers and VoIP marketers. In this regard, the Company has been actively discussing videotelephony and the merits of offering the VisiFone to their subscribers, with cable television system operators, telephone companies and independent VoIP marketers in search of potential partners with which such a relationship can be developed. The Company has secured one such relationship with a regional division of TimeWarner Cable, which will offer its current generation VisiFone to both commercial and residential consumers in conjunction with the broadband services it offers. The Company intends to continue to search for additional broadband providers and VoIP marketers with which it can enter into similar agreements regarding the VisiFone and its future videotelephony products and services. All of these developments have affected and will continue to affect the Company’s financial model in terms of margins, cash flow requirements and other areas. The Company has a limited operational history with respect to the current direction of its business. There can be no assurance that the Company will be able to succeed in implementing its strategy, or that the Company will be able to achieve positive cash flows or profitable operations as a result of such changes in its business.

VISEON, INC.	FORM 10-KSB

Industry Background

     Traditional telecommunication networks use a fixed electrical path that travels through a series of switches across the network. These networks were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these networks are indeed reliable for their initially intended use, they are not well suited to service the explosive growth of digital communications applications.

     Traditional networks transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment-quality video or other rich multimedia content. Traditional networks are also expensive to build because each subscriber’s telephone must be individually connected to the central office switch, which are usually several miles away from a typical subscriber’s location. The digital component of the traditional telecommunications infrastructure is also less efficient than modern networks because it allots fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted. Further, it is difficult for telecommunication service providers to provide new or differentiated services or functions, like video communications, that the network was not designed to accommodate.

     In contrast to the traditional telecommunications infrastructure or public switched telephone network (PSTN), data networks — such as the Internet or a corporate LAN — utilize a “packet-switched” system in which information between two communicating terminals (for example, a PC downloading a page from a web server) is transmitted in the form of small data packets that travel through a series of switches, routers, and hubs across the network. Packet-switched networks have been built mainly for carrying non-real-time data. The advantages of such networks are their efficiency, flexibility and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth. Furthermore, many terminals can share the same connection to the network. The exponential growth of the Internet in recent years has proven the scalability of these underlying packet networks. The most common protocol used for communicating on these packet networks is Internet Protocol, or IP.

     As broadband connectivity has become more available and less expensive, it is now possible for service providers to offer voice and video services that run over these IP networks to businesses and consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment costs to these customers and to increase the breadth of features available to the end-user. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential. To enable such new products to take hold, service and equipment suppliers need semiconductor products and software to connect input and output devices to the networks and the software that runs on the network that enables these input/output devices to be easily installed, operated, and managed, as well as to replace common functionalities of the legacy switched network, such as billing and operator/directory assistance. Management of the company believes that the network infrastructure at the consumer level is now in place to enable broad acceptance and deployment of consumer video telephony. It also believes that the projected growth of consumer adoption of voice services over Internet Protocol (VOIP) will help drive adoption of consumer video phone devices such as those distributed and developed by the company.

     There are three basic categories of personal video communication devices in the consumer market. The most popular have been the PC-based systems that operate over dial-up or broadband connections using open standards such as H.323 or proprietary systems using a variety of protocols.

     PC-Based Systems; Software Coder/Decoders (Codecs). Low cost PC add-on systems utilizing Complimentary Metal Oxide Semiconductor (CMOS) cameras and Windows-based software compressor/de-compressors (codec) have gained reasonably broad acceptance. Commonly known as Web cams, these types of systems offer low-quality video with generally less than 10 frames per second (fps), rendering the video and audio choppy, blurry and delayed. PC-based systems using software codecs are available at prices under $100 from companies including Logitech, and many others. The Company’s personal videophones are expected to be fully compatible with most of this installed base when using Microsoft NetMeeting and a broadband connection. PC-based systems using software codecs lack an intuitive, familiar interface that resembles a telephone.

     PC-Based Systems; Hardware Codecs. Certain systems available from VCON, Polycom, Scotty and others utilize an independent, dedicated microchip(s) for the codec function. It is housed either in an external module, which may include the camera, or on a card installed in a PC. Depending on the available bandwidth, these systems can offer corporate quality audio and video over either IP and/or traditional Integrated Switched Digital Networks (ISDN). They are,

VISEON, INC.	FORM 10-KSB

however, still limited in the size of the image on the PC display device, have a complicated user interface and instability issues due to the underlying PC platform. These systems are available at prices from $500 to $1,200. They also lack an intuitive, familiar interface that resembles a telephone.

     The Personal Videophone. There are three types of personal videophones. The first of these is POTS (Plain Old Telephone Service) videophones, which operate over analog phone lines typically using or ITU (International Telecommunications Standard) — H.324 and have been marketed for years with little success. The lack of consumer acceptance is primarily due to their very poor video quality. Due to the limited bandwidth of POTS, these systems generally deliver video at less than five frames per second (fps). Examples include systems from AT&T, Panasonic and C-Phone, all of which failed to achieve reasonable sales volumes and have now been discontinued. Two models of POTS videophones currently being sold in the US market include a Korean made model retailing for approximately $300 and a recent entry into this category, the Beamer from Vialta. The second type of personal videophone utilizes the ISDN telephone network. Various manufacturers have been producing this type of personal videophone for more than ten years, most of which focused their sales efforts primarily on the corporate market for desktop use or to news organizations for the purpose of relaying information via satellite from remote locations. Several manufacturers produce videophones that operate on ISDN networks, including Tandberg of Norway, Motion Media of the UK and Aethra of Italy. The cost of ISDN is approximately $50 per month per 128k circuit for a basic line plus approximately $10 to $100 per hour for domestic transport at speeds ranging between 128k and 384k. ISDN-based videophones retail at prices between $1,000 and $9,000 depending on the manufacturer, features and screen size. The third type of personal videophone uses the IP technology. The Company is a distributor of IP videophones manufactured by Leadtek, a Taiwan stock exchange listed company based in Taiwan. We are currently evaluating several other manufacturers that can build and/or provide a Company-branded IP videophone that implements several new enhancements, many of which are proprietary to the Company. IP-based videophones were generally introduced in 2000 and currently retail at prices between $299 and $1,295. Recently several foreign manufacturers have introduced their brand of IP videophones to the U.S. market, but few are being delivered for a variety of reasons.

Products and Services

     The personal broadband videophones currently sold by the Company are available in two models, a desktop version with an integrated screen and a set-top version without an integrated screen that requires a separate display device such as a television. The Company does not manufacture either model, both of which are manufactured under contract for the Company by Leadtek. These products meet specifications that are functionally equivalent to the Company’s patented intellectual property, which formed the basis for the Company’s rationale in distributing these products. The Company has begun the design process for the next generation of personal videophones, which will include a number of new and improved features. New product features in future generations of the personal videophone will enhance the consumer experience and allow broadband providers and consumer VOIP service marketers to more easily provision and manage a network to support personal videophones. Provisions for new standards such as H.264 and protocols such as Session Initiation Protocol (SIP) are also planned.

Manufacturing, Order Fulfillment and Customer Support

     The Company expects that its broadband videophone products will be manufactured, assembled and tested by independent third parties in the Far East (possibly in Taiwan, China or South Korea) pursuant to long-term manufacturing agreements or on a purchase order basis. The Company is currently in the process of identifying and selecting one or more manufacturers, but has not yet made a final decision on this selection. The Company expects that the selected manufacturers will procure components and other supplies, manufacture, assemble and test the Company’s products. By outsourcing the entire manufacturing process, the Company will be able to focus on development and design, minimize capital expenditures, rely on third parties possessing greater manufacturing expertise and avoid the need to procure and maintain facilities for manufacturing operations. However, if the selected manufacturer were to stop manufacturing the Company’s products, the Company would need a considerable period of time to qualify, select and enter into a suitable agreement with an alternative manufacturer, and the Company’s results of operations could be harmed. The Company expects that the components of the Company’s products will be purchased from various vendors. Single source suppliers may supply some of such components, and alternative sources may not be readily available in sufficient quantities or at an attractive cost. The Company expects to establish a formal manufacturing quality process that includes qualification of material supplier sources, product-specific process definition and qualification, measurement of key manufacturing processes and test metrics, a closed-loop corrective action process and an outgoing sampling audit of finished product. There can be no assurance, however, that this process will result in products of the requisite quality. The Company expects that final products will be delivered to the Company or a logistics partner for order fulfillment. The Company expects to provide comprehensive customer support after the sale to help ensure that its customers have reliable, experiences.

VISEON, INC.	FORM 10-KSB

Market and Marketing

Corporate Market

     Although it may be expected that broad adoption of personal videophones could be achieved in Fortune 1000 size companies, sales of our products in this market are not likely to generate substantial volume as compared to the consumer market. Larger corporations already have the option of utilizing PC-based 384k IP systems that can be managed by existing network management infrastructures. The corporate market is currently dominated by a duoply of suppliers, Polycom and TANDBERG The technical support infrastructure for PC-based videoconferencing systems already exists within most major companies. We also expect that non-PC based desktop IP video telephony will be available for the corporate users in the next year as corporate IP phone system manufacturers enter this market including Cisco, Lucent and Nortel.

     The primary corporate prospects for personal videophones will most likely be in the sub-Fortune 1000 size companies as well as in the 33 million telecommuters that work for companies of all sizes. The decline in prices of group videoconferencing systems has produced unit growth, yet the cost is still generally above $5,000 for an “entry” level system. Personal videophones can create a new price point for videoconferencing at less than $600 per endpoint.

Consumer Market

     The consumer personal broadband videophone market is by far the largest and most intriguing prospect base. Because it requires a minimum of 128k for transmission of quality video and audio, use of personal videophones will most likely be limited to those individuals with access to a broadband Internet connection, typically via Digital Subscriber Line (DSL) or Cable Modem (CM). As of the summer of 2004, over 50% of consumers accessing the Internet were doing so via a broadband connection according to various industry analysts. In March 2004, PEW Research Institute estimated the total number of adult Americans with residential broadband access at home to be forty-eight million of which twenty million were DSL; 1.6 million were satellite and the remainder via CM.

     Initially, it is expected that the sales of personal broadband videophones in the consumer market will be made to existing broadband IP users. The “early adopters” have the income necessary to purchase a personal videophone outright, without financing, if necessary. We expect this would be followed by sales to those broadband customers who are attracted by broadband provider-based financing programs and eventually to those individuals who will see the availability of personal videophones as a reason to install broadband IP connectivity whether they have a home PC or not. We also expect that the VisiFone will become a part of the marketing efforts of various Voice Over Internet Protocol (VoIP) providers to consumers.

The Company perceives this anticipated level of expansion in consumer availability of VoIP enabling technology and customer base to be an attractive target market for its products. In order to take advantage of the sales opportunities created by such expansion and in an effort to expedite the adoption of the Company’s products by VoIP providers, the Company has established a program for the sale of its products that may not require any significant upfront cash expenditures which it will offer to VoIP providers, enabling them to offer the company’s products to their subscribers without any additional financial risk or investment in their infrastructure. The Company has presented and is preparing to present such an agreement to several major broadband providers, including Vonage, AT&T, Comcast, and Cablevision. The Company intends to continue to structure future offers to broadband providers in a manner that will enable contracting providers to have the VisiFone available for sale or lease to their consumers in conjunction with the VoIP services and other products which they offer without exposure to significant financial risk.

Business Development, Sales and Marketing

     The current goals of our business development and sales departments are to build relationships that fall into four basic categories: broadband provider relations, product sales, consumer electronics manufacturing and patent licensing.

     Broadband provider relations is focused on engaging cable television system operators, telephone companies and independent VoIP marketers on the merits of offering video telephony products and services to their subscribers and introducing them to the VisiFone. The Company has secured one such relationship with a regional division of TimeWarner Cable, which will offer its current generation VisiFone to both commercial and residential consumers in conjunction with the broadband services it offers. The Company intends to continue to search for additional broadband providers and VoIP marketers with which it can enter into similar agreements for sales of the VisiFone and its future videotelephony products and services.

     Product sales are focused on engaging corporate, education and government related customers to purchase our products to communicate internally and externally between key departments, executives, locations and customers.

VISEON, INC.	FORM 10-KSB

     Consumer electronics manufacturing is focused on engaging major electronics manufacturers to participate with the Company in the future development and widespread distribution of our products and their products containing our intellectual property in the U.S.

     Patent licensing involves both the business development area as well as our outside legal advisors who have been engaged to help the Company monetize its U.S. patents. Working with our legal advisors, the business development team is focused on identifying potentially infringing products and their manufacturers.

     Independent consultants and the Company’s CEO and CFO are currently performing all of the functions of the business development and sales departments.

     By outsourcing parts of the sales process, the Company is able to minimize overhead costs by avoiding the need to pay salaries and to maintain facilities for a sales force.

Approvals, Certifications and Regulation

     Government and telecommunications carrier approvals, safety certifications and Electromagnetic Compliance (EMC) certifications are a key requirement for electronic systems that use the telephone network. The Company is required to obtain certain Safety, EMI and Telephone certifications for its family of consumer broadband videophone products as prerequisite to sale into the United States and other countries. The Company currently relies on its manufacturing supplier to provide a product with the requisite approvals and certifications. While the Company believes that it should not encounter any meaningful difficulty in procuring the requisite certifications and approvals, there can be no assurance of the Company’s ability to procure them. Moreover, the Company cannot predict whether it will obtain necessary approvals and certifications for the systems and similar products or for future products in additional countries. Also, the Company cannot predict whether any change in applicable law or regulations might adversely affect the Company’s ability to sell its products in a particular country.

Competition

     The Company intends to compete primarily in the consumer videophone market and to a lesser degree within the corporate and government videophone segment. The Company expects the consumer market will evolve rapidly and be intensely competitive. Competitive pressures created by any current or future competitors could materially adversely affect the Company’s business, prospects, financial condition and results of operations. The Company believes that the principal competitive factors in its markets will be brand recognition, price, product performance, reliability, range of functions, ease of use, and customer service. The Company intends to compete vigorously in all of these aspects. There are several existing competitors in the broadband communications market, including 8x8, Aethra, D-Link, Innomedia, Leadtek, Motion Media, Polycom, Sony, Tandberg asa, VCON, VTEL Products Group and Worldgate. The Company believes that all of the manufacturers and distributors of these competing products have (and most future competitors will have) substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets, and promotional and other strategic partners than the Company has. In addition, videophones face competition from PC-based Internet video, offerings from mobile phone manufacturers and potentially current telephone manufacturers. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. The Company believes one of the keys to establishing long-term success in this marketplace will be for the Company to favorably distinguish itself from its existing and future competition and to successfully enforce its patent rights. Another key will be the introduction of the Company’s videophones at competitive prices. There can be no assurance that the Company will be successful in favorably distinguishing its products, introducing its videophones at competitive prices (if at all), or successfully competing in this market. Competitive pressures faced by the Company may materially adversely affect the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could materially adversely affect its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company, if not render the Company’s products obsolete.

Intellectual Property and Proprietary Rights

     The Company’s success depends in part on its proprietary information, technology and expertise. The Company relies on a combination of patents, trademarks, trade secrets, copyrights and confidentiality agreements to establish and protect its proprietary rights. In fiscal year 1998, the Company amended its U.S. utility patent application for its peripheral videoconferencing

VISEON, INC.	FORM 10-KSB

system, originally filed in September 1994, to narrow and refocus the Company’s claims. The Company received this amended patent on its system on September 1, 1998, a second patent on June 6, 2000, a third patent on May 28 2002, a fourth patent on February 25, 2003, and a fifth patent on November 25, 2003. Each Patent will expire 14 years after the date of grant, unless the term is extended. The Company has received confirmation of issuance of European patents in seventeen European countries. The Company has also applied for numerous additional United States patents relating to its videoconferencing technology and methods of use of a videphone device, which have not been granted to date.

     In the future, the Company intends to take additional steps to protect its patents from infringement by others, including demanding that suspected infringers cease their infringement and the filing of lawsuits seeking injunctions and monetary damages. The Company has no assurance that these actions will prove successful or serve to protect the Company’s patents.

     The Company has applied for a trademark on the VisiFone name and has obtained a registered trademark on the Viseon name.

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

Acquisitions

     The Company does not now intend to conduct an active acquisition program, but may consider select acquisitions on a case-by-case basis. The Company does not now have any possible acquisitions under consideration. The Company has not developed, nor does it currently intend to develop, a valuation model or a standardized transaction structure it will use. Instead, the Company anticipates considering each acquisition on a case-by-case basis. However, the Company expects that the purchase price for an acquisition candidate, if any, will be based on quantitative factors, including historical revenues, profitability, financial condition and contract backlog, and the Company’s qualitative evaluation of the candidate’s management team, operational compatibility, future prospects and customer base.

     Any acquisition is expected to be accounted for using the purchase method of accounting. Under this method of accounting, for each acquisition, a portion of the purchase price would be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. This portion would include both (i) amounts allocated to in-process technology and immediately charged to operations and (ii) amounts may be allocated to completed technology and amortized on a straight-line basis over the estimated useful life of the technology of six months. The portion of the purchase price in excess of tangible and identifiable intangible assets and liabilities assumed would be allocated to goodwill and evaluated for impairment at least annually. The results of operations of the acquired entity would be consolidated with those of the Company as of the date the Company acquires effective control of the acquired entity, which generally would occur prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration. In addition, the Company may grant stock options to employees of an acquired company to provide them with an incentive to contribute to the success of the Company’s overall organization. As a result of both the purchase accounting adjustments and charges for the stock options just described, the Company may incur significant non-cash expenses related to such acquisitions.

     Acquisitions also involve a number of risks, including adverse effects on the Company’s reported operating results from increases in acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers of one or more acquired entities and the failure to retain key acquired personnel. Customer satisfaction or performance problems with an acquired firm also materially and adversely affect the reputation of the Company as a whole, and any acquired company could significantly fail to meet the Company’s expectations. Due to all of the foregoing, any individual future acquisition may materially and adversely affect the Company’s business, results of operations, financial condition and cash flows. If the Company issues Common Stock in full or partial consideration of any future acquisitions, there will be ownership dilution to existing shareholders. In addition, to the extent the Company chooses to pay cash consideration in such acquisitions, the Company may be required to obtain additional financing and there can be no assurance that such financing will be available on favorable terms, if at all.

Research and Development

     The Company incurred research and development expenses of $169,982 and $71,992 for the years ended June 30, 2004 and 2003, respectively. Our current development efforts focus principally on our videophone product marketed under our

VISEON, INC.	FORM 10-KSB

VisiFone trademark. The design and development of the next generation VisiFone videophone is a cooperative effort between our technical support personnel and select third party businesses we have retained to assist in the design of the general appearance and functionality of our next generation VisiFone as well as the design and development of the software, electronics and acoustics that will be integrated therein. All such design and development is performed in strict adherence to the specifications outlined by the Company under the supervision of our technical advisors and senior management. The Company maintains all rights to existing and new technologies and intellectual property designed or developed in this process pursuant to the terms of the arrangements reached with such third parties. The Company anticipates incurring design and development costs of approximately $3.5 million dollars in fiscal year 2005.

Employees

     On June 30, 2004, the Company had seven full-time employees and one part-time employee; one in customer support, three in administration and accounting, two in research and development and two executives. None of the Company’s employees is represented by a labor union. The Company believes its employee relations are good.

     The Company outsources a variety of sales, marketing, technical and operational functions to third parties on an as-needed basis.

Risk Factors

     In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business. Unless the context requires otherwise, the terms “we”, “us” and “ours” (as used in these Risk Factors) refers to the Company.

     WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES.

     We have a history of operating losses since our inception and have not achieved profitability. As of June 30, 2004, we had an accumulated deficit of $33,249,932. We expect losses to continue for the foreseeable future. The amount of any such loss will depend in part on any future product launch, the growth in sales of our products and services and the rate of increase in our expenses. Several factors, including consumer acceptance, retailer arrangements, competitive factors and our ability to successfully develop and market our products, make it impossible to predict when or whether we will generate significant revenues or attain profitability. Consequently, we may never generate revenues sufficient to achieve profitability and, even if we do, we may not sustain or increase profitability on a quarterly or annual basis at any time thereafter. Our ability to continue in business could be jeopardized if we are not able to realize a positive cash flow, achieve profitability or if we are not able to obtain financing on satisfactory terms as may be necessary in the future.

     THE RECENT CHANGE IN OUR BUSINESS FOCUS PRESENTS A NUMBER OF CHALLENGES AND MAY NOT PROVE TO BE SUCCESSFUL OR CAUSE US TO BECOME PROFITABLE.

     Historically, we had been a developer of our own videoconferencing systems, which were primarily sold directly to corporate end users or through OEM relationships. Beginning in the third quarter of our fiscal 2002, our profit margins were eroded by intense competition from other group videoconferencing product manufacturers and resellers. In January 2003, we changed our focus from being a manufacturer and reseller of group videoconferencing equipment to a desktop and consumer video communications manufacturer and reseller. The only measurable revenues we are now receiving result from sales of the VisiFone. We are now focused on licensing our intellectual property to third parties and developing proprietary consumer broadband videophone products and services, some of which may be based on our existing intellectual property. We plan to undertake the development of these products and services jointly with one or more suitable, established developers and manufacturers, which we are currently in the process of identifying and selecting. We intend to continue forming new relationships with other companies to distribute their products alongside our own products.

     Our primary marketing strategy targets residential broadband providers and VOIP marketers and to a lesser degree government and business entities with widespread operations across regional, national and international boundaries . Residential broadband consumers, historically have not purchased video communication products. All of these developments have affected and will continue to affect our financial model in terms of margins, cash flow requirements and in other areas. We have a limited operational history with respect to the current direction of our business. There can be no assurance that we will be able to succeed in implementing our strategy, or that we will be able to achieve positive cash flows or profitable operations as a result of these changes in our business.

VISEON, INC.	FORM 10-KSB

     SALES OF LARGE QUANTITIES OF OUR COMMON STOCK, INCLUDING THOSE SHARES ISSUABLE IN CONNECTION WITH PRIVATE PLACEMENT TRANSACTIONS RECENTLY COMPLETED BY THE COMPANY, COULD REDUCE THE PRICE OF OUR COMMON STOCK.

     We recently sold securities in unrelated private placement transactions resulting in the issuance of 4,182,422 shares of our Common Stock, 338 shares of our Series A Convertible Preferred Stock currently convertible into 25,000 shares of our Common Stock per share and certain warrants to purchase 9,717,500 shares of our Common Stock. The issuance of the 4,182,422 shares of our Common Stock in March 2004 was in consideration and satisfaction of $1,254,726 in secured indebtedness, constituting all of the outstanding secured indebtedness owed by the Company at that time, which was converted into equity and thereby satisfied in full. The sales of the shares of our Series A Convertible Preferred Stock and warrants resulted in gross proceeds to the Company of $8,450,000, prior to offering expenses. The resale of the 4,182,422 shares of our Common Stock, all of the shares of our Common Stock issuable upon the conversion of our Series A Convertible Preferred Stock , the dividends payable in common stock upon that preferred and the exercise of the warrants described immediately above in this risk factor are, as of September 23, 2004 subject to a currently effective registration statement filed by the Company on Form SB-2. Our Common Stock trades in the United States only in the over-the-counter market on the OTC Electronic Bulletin Board, which is a reporting service and not a securities exchange. We cannot assure investors that the Common Stock will ever qualify for inclusion on the NASDAQ National Market, American Stock Exchange or other national exchange or that more than a limited market will ever develop for our Common Stock. Notwithstanding a recent increase in the number of shares of our Common Stock that have traded, volume remains fairly limited, particularly in view of the additional shares recently issued and subject to the currently effective registration statement filed on Form SB-2. Moreover, thus far the prices at which our Common Stock has traded have fluctuated fairly widely on a percentage basis. There can be no assurance as to the prices at which our Common Stock will trade in the future, although they may continue to fluctuate significantly. Prices for our Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

*	The depth and liquidity of the markets for our Common Stock

*	Investor perception of the Company and the industry in which we participate

*	General economic and market conditions

Any sales of large quantities of our Common Stock could reduce the price of our Common Stock. While the Form SB-2 registration statement is effective, the holders of the shares covered thereby may sell such shares at any price and at any time, as determined by such holders in their sole discretion without limitation. If any such holders sell such shares in large quantities, our Common Stock price may decrease and the public market for our Common Stock may otherwise be adversely affected because of the additional shares available in the market.

VISEON, INC.	FORM 10-KSB

     WE MAY BE OBLIGATED, UNDER CERTAIN CIRCUMSTANCES, TO PAY LIQUIDATED DAMAGES TO HOLDERS OF OUR SERIES A CONVERTIBLE PREFERRED STOCK

     We have entered into an agreement with the holders of our Series A Convertible Preferred Stock that requires us to continuously maintain as effective, a registration statement covering the underlying shares of Common Stock issuable upon conversion of our Series A Convertible Preferred Stock and the exercise of our Series A-1 and A-2 Warrants. Such a registration statement was declared effective on August 16, 2004, which must continuously remain effective for a specified term. If we fail to continuously maintain such a registration statement as effective throughout the specified term, we may be subject to liability to pay liquidated damages to the holders of our Series A Convertible Preferred Stock as a group in an amount of as much as $253,500 per month.

     QUARTERLY, SEASONAL AND OTHER FLUCTUATIONS IN OUR BUSINESS AND OPERATING RESULTS MAY DEPRESS THE TRADING PRICE OF OUR COMMON STOCK.

     Our operating results have fluctuated widely in the past and we expect that our operating results will fluctuate in the future due to a number of factors. We do not control many of these factors. These factors include the following (as well as other factors some of which are described in other Risk Factors):

*	Changes in general economic conditions.

*	Changes in specific economic conditions prevailing in the communications industry and other technology industries.

*	The timing and size of the orders for our products.

*	The level and mix of inventory that our distribution channels hold.

*	The level and mix of inventory that we hold to meet future demand.

*	The mix of products we sell.

*	The cost and availability of product components.

*	Manufacturing costs.

*	Changes in our distribution network.

*	The impact of disruptions at the sites of our primary manufacturing partners due to any reason.

*	The impact of seasonality on our various product lines and geographic regions.

*	The level of royalties we must pay to third parties.

*	The impact of variable stock option accounting.

     As a result of all of the factors discussed herein, as well as others, we believe that period-to-period comparisons of our historical results of operations are not good predictors or indications of our future performance. If our future operating results are below the expectations of investors or any stock market securities analysts that may follow our stock, our stock price may decline.

     THE UNCERTAINTY CREATED BY CURRENT ECONOMIC CONDITIONS AND POSSIBLE TERRORIST ATTACKS AND MILITARY RESPONSES THERETO COULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCT AND PROCURE NEEDED FINANCING.

     Current conditions in the domestic and global economies are extremely difficult and uncertain. As a result, we expect to experience an even greater than usual challenge in developing and launching our proposed personal videophone products. We expect that the future direction of the overall domestic and global economies will have a significant impact on our overall performance. The success of ongoing changes in fiscal, monetary and regulatory policies worldwide will continue to influence the business climate in which we operate. If these actions are not successful in spurring overall economic recovery and growth, we expect that our business will be negatively impacted, as customers will be less likely to buy our products. Moreover, the terrorist attacks in 2001 and military responses thereto have created many economic and political uncertainties that have severely impacted the global economy, the long-term effects of which and the resulting consequences to our business remain unknown. In addition, the potential for future terrorist attacks or war as a result thereof has created worldwide uncertainties that make it very difficult to estimate how quickly the economy will recover.

     THE ABSENCE OF ENHANCEMENT AND EXPANSION OF THE PRESENT COMMUNICATION INFRASTRUCTURE, CONTINUED DEVELOPMENT OF NEW TECHNOLOGIES OR A LACK IN ACCEPTANCE THEREOF COULD HARM THE SALE OF OUR PRODUCTS.

     Management believes that the success of the personal videophone products we intend to develop is dependent upon the continued deployment of broadband services such as Digital Subscriber Line (DSL) and cable modem internet access by service

VISEON, INC.	FORM 10-KSB

providers. Beginning in the second half of 2000, the market for telecom services experienced a severe downturn from which it has yet to recover, resulting in financial trouble for many telecommunications service providers and delays in delivering broadband services. Additionally, management believes that the success of the personal videophone products we currently sell and the products we intend to develop and sell is also dependent upon the roll out of voice-over-IP, or VoIP, technologies and consumer acceptance of video communications. If use of the new technologies on which our current and future products are based is not widely accepted, or if such acceptance occurs more slowly than expected, we may not be able to sell certain of our products in significant volumes and our business may be adversely affected.

     SALES OF OUR PRODUCTS MAY BE SEVERELY LIMITED DUE TO THEIR FAILURE TO GAIN BROAD MARKET ACCEPTANCE.

     Our success highly depends upon our achieving broad market acceptance of the products we currently sell and those planned for future development, which have yet to produce significant revenues. Market acceptance requires, among other things, that we

*	educate consumers on the benefits of our products.

*	commit a substantial amount of human and financial resources to secure strategic partnerships and otherwise support the retail and/or carrier distribution of our products.

*	develop our own sales, marketing and support activities to consumers, broadband providers and retailers.

*	establish a sufficient number and locations of retailers carrying our products.

     There can be no assurance that we will be able to achieve any or all of these objectives or whether the achievement of such objectives will result in sufficient acceptance of our products to achieve profitable operations. Consumers may perceive little or no benefit from our products. As a result, consumers may not value and may be unwilling to pay for our products. We also do not have an established brand image, nor do we expect to spend significant marketing expenses to build and promote a brand image. If our products do not achieve broad market acceptance, we may not be able to continue operating our business.

     OUR FAILURE TO DEVELOP AND MARKET INITIAL AND FUTURE VERSIONS OF OUR PROPOSED PRODUCTS MAY PREVENT US FROM GENERATING SUFFICIENT REVENUES TO SUSTAIN OUR BUSINESS.

     Our success highly depends on sales of our current VisiFone product, the successful development and introduction of future versions of our proposed proprietary consumer broadband videophone products and services and the continued development and timely introduction of new products and new models containing additional features at attractive price points thereafter. The success of our initial and future videophone products and services depends on a number of factors, including, but not limited to, strategic allocation of our limited financial and technical resources, accurate forecasting of consumer demand, timely completion of product development and introduction to market and market and industry acceptance of our products. Most of the new products and additional features we plan to introduce are still in the early stages of development and will require substantial engineering and technical resources to bring to market. We have relied on and intend to continue to rely on third parties, many of which we have yet to identify, to assist in the design and development of our future products. To date the design and development of our next generation VisiFone has been a cooperative effort between our technical support personnel and select third parties that assisted in the design and development of the software, electronics and acoustics that will be integrated into our next generation VisiFone and the design of its general appearance and functionality. There is no assurance that such design and development efforts will yield any new or technologically advanced products or that if successfully designed and developed these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance. Furthermore, we cannot assure you that these products will not be rendered obsolete by changing technology or new product announcements by other companies. The success of some of our planned products may also require industry acceptance of our proprietary technologies, which may be hampered by any incompatibility of our products and proprietary technologies with existing products and technologies or the inability to adapt our products and technologies to accommodate the use of existing industry-accepted technologies. If we fail to develop and market our initial and future products and features, we may not be able to sustain our business.

VISEON, INC.	FORM 10-KSB

     RAPID TECHNOLOGICAL CHANGES IN THE INDUSTRY IN WHICH WE OPERATE OUR BUSINESS OR THE MARKET IN WHICH WE SELL OUR PRODUCTS MAY RENDER OUR PRODUCTS OBSOLETE OR OTHERWISE HARM US COMPETITIVELY.

     We operate in a highly technological industry segment that is subject to rapid and frequent changes in technology and market demand. Frequently such changes can immediately and unexpectedly render existing technologies obsolete. Management expects that technology developed in the future will be superior to the technology that we (and others) now have. Our success depends on our ability to assimilate new technologies in our products and to properly train sales staff, distributors and resellers in the use of such products. The success of our future products depends on several factors, including proper new product definition, product cost, timely completion and market introduction of such products, differentiation of our future products from those of our competitors and market acceptance of these products. Additionally, we must properly address the complexities associated with DSL and cable modem compatibility, determine the adequate level of and provide necessary training for our sales force, resellers, and technical, sales and field support personnel, each of which, among other factors, may directly affect our success in this market. Further, the shift of communications from circuit-switched to IP-based technologies over time may require us to add new sales staff, distributors and resellers and gain new core technological competencies. We are attempting to address these needs and the need to develop future products through our outsourced development efforts. Although we believe our product offerings will be designed to assimilate emergent technical advances, there can be no assurance that future technological advances available to or new or competitive products developed by others will not render our products less competitive or obsolete. Furthermore, we may not identify successful new product opportunities, develop new products or bring new products to market in a timely manner. Additionally, there is no assurance that competing technologies developed by others will not render our current or future developed products or technologies obsolete or noncompetitive. The failure of our new product development efforts and any inability to service or maintain the necessary third-party interoperability requirements we may face would have a detrimental effect on our business and results of operations.

     Moreover, obsolescence can require write-downs in inventory value when the recorded value of existing inventory is determined to be greater than its fair market value. For example, this situation occurred in 2001 and again in 2002, when we recorded material excess and obsolescence charges associated with our then current inventory of Mediapro products. In the future, the level of our then current product inventory may be deemed excessive or obsolete and we may have to write down much or all of such inventory, which could adversely affect our profitability.

     OUR RELIANCE ON VARIOUS THIRD PARTIES GENERATES VARIOUS RISKS.

     Our current and future operations will be dependent on a number of third parties over which we have very limited or no control. For example, we intend to rely on our existing outside sales force. Although this sales force has significant experience in marketing new products and services in our industry, it has only limited experience in marketing the products we intend to develop to consumers. There can be no assurance that our outside sales force will be successful in implementing our new marketing and distribution strategy. Moreover, we intend to rely on one or more third party designers, developers and manufacturers to assist in the development of our proposed personal videophone products, and thereafter we will also completely depend on the same or another third party manufacturer to produce such products. We have not yet entered into any definitive agreement with a third party manufacturer nor have we even definitively determined who this manufacturer will be. There is no assurance that we will be able to locate or retain qualified third parties as may be necessary to assist in all aspects of design and development, or that any such third party retained will possess the knowledge and skills necessary to complete the design and development of any of our intended future products. In addition, there is no assurance that any third party contractors will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of our third party contractors breaches or terminates its agreement with us or otherwise fails to perform its obligations in a timely manner, we may be delayed or prevented from launching or marketing our products and services. If our relationships with these parties are non-exclusive, they may also support products or services that compete directly against ours, or offer similar or greater support to our competitors. Any of these events could require us to undertake unforeseen additional responsibilities or devote additional resources to commercialize our products and services. Any such scenario would negatively affect our ability to achieve market acceptance and brand recognition and otherwise compete effectively.

     PRODUCT DEFECTS OR ERRORS MAY HAVE A NEGATIVE IMPACT ON OUR REVENUES, DAMAGE OUR REPUTATION AND DECREASE OUR ABILITY TO ATTRACT NEW CUSTOMERS.

     Products as complex as those we are currently developing and intend to develop in the future often contain errors or defects, particularly when first introduced and when new versions or enhancements are released. Although we will strive to assure that our products have no errors or defects, there can be no assurance that (despite testing) our products will be devoid of defects and errors upon commencement of commercial shipments. Any defects or errors could result in damage to our reputation, the loss

VISEON, INC.	FORM 10-KSB

of sales, a diversion of our product development resources, or a delay in market acceptance and thereby materially adversely affect our business, operating results and financial condition. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers. The failure of our products to perform to customer expectations could also give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management’s attention and Company resources. Any general liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims.

     OUR INABILITY TO RETAIN AND ATTRACT QUALIFIED PERSONNEL AS NEEDED COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     We highly depend on our key management, technical and marketing personnel, particularly, John Harris, our chief executive officer, Rob Wolf, our chief financial officer and our independent consultants. The loss of key personnel or consultants, or the inability of any of them to devote sufficient attention to our operations, could materially, adversely affect our results of operation and the future development of our business. No member of management has entered into an employment agreement or covenant not to compete agreement with us. The Company has reached an agreement in principle with Messrs. Harris and Wolf regarding their continued employment with the Company, effective as of January 1, 2004 and March 15, 2004, respectively, though neither agreement has been finalized. Nevertheless, the terms of these agreements do not prohibit either employee from voluntarily terminating his employment with the Company. Consequently, any member of management could terminate his employment relationship with us at any time for any reason. Moreover, we do not maintain key man life insurance on any member of management. In addition, there can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform, or that we would be able to hire additional, qualified management personnel to perform such responsibilities. Our success may depend, in large part, on our ability to retain and attract highly qualified, management-level personnel. Our success in attracting these persons will depend on many factors, including the ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that we will be successful in attracting or retaining highly qualified individuals in key management positions.

     LIMITATIONS ON CLAIMS AGAINST OUR OFFICERS AND DIRECTORS, AND OUR OBLIGATION TO INDEMNIFY THEM, COULD PREVENT OUR RECOVERY FOR LOSSES CAUSED BY THEM.

     The laws of the State of Nevada applicable to corporations organized thereunder provide that a corporation may limit the liability of its directors to the corporation and its shareholders. Our Certificate of Incorporation has limited our directors’ liability to the fullest extent permitted by applicable law. Moreover, our bylaws provide that we may indemnify each director, officer, agent and/or employee to the extent required or permitted by the laws of the State of Nevada, if the individual is eligible as provided thereby. Further, we may purchase and maintain insurance on behalf of any such individuals whether or not we have the obligation or ability to indemnify them against the type of liability for which such insurance may be acquired. Consequently, we could bear substantial losses as a result of the actions of our officers, directors, agents and employees and we could be prevented from recovering such losses from such persons. The Commission maintains that indemnification for liabilities arising under the Securities Exchange Act of 1933 (the “Act”) is against the public policy expressed in the Act and is therefore unenforceable.

     OUR FAILURE TO PROPERLY PROTECT OUR PROPRIETARY INFORMATION, TECHNOLOGY AND EXPERTISE COULD SERIOUSLY HARM OUR BUSINESS.

     We rely on a combination of patents, trade secrets, trademarks, copyrights and confidentiality agreements to establish and protect our proprietary rights. There can be no assurance that our measures to protect our intellectual property will be successful, that we will be granted any patents in the future, or that any patents that have been or may be granted will be of value to us. In the absence of meaningful intellectual property protection, we may be vulnerable to competitors who could lawfully attempt to develop similar products or duplicate our products. Moreover, there can be no assurance that other competitors may not independently develop the same or similar technology or gain access to our intellectual property rights, disclose such technology in their patent application or design around our patents. In addition, we cannot assure you that any patent or registered trademark owned by us will not be invalidated, circumvented or challenged in the U.S. or foreign countries or that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. While we believe that we have all rights necessary to market and sell our system without infringement of intellectual property rights held by others, there can be no assurance that such conflicting rights do not exist. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.

     We have from time to time received, and may in the future receive, communications from third parties alleging the ability to initiate litigation asserting patent or other intellectual property rights covering our products. We cannot assure you that we will

VISEON, INC.	FORM 10-KSB

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

     INTENSE COMPETITION COULD SERIOUSLY HARM OUR BUSINESS.

     We face significant competition in the markets in which we intend to offer our products from competitors that also offer high quality products. In addition, management expects that new competitors will attempt to enter the market and that existing competitors will improve the performance of their current products or introduce new products or new technologies that provide improved characteristics and performance. New product introductions by our competitors could cause a significant decline in sales or loss of market acceptance of our existing products and any products we develop in the future. We expect that most of our competitors will be well established, better known and significantly larger than we are with substantially greater technical, manufacturing, marketing and financial resources. The greater resources of many of our competitors may permit them to respond more rapidly to changes in technology than we can. Our ability to compete in the market will depend upon a number of factors including the success of our marketing efforts and our continued ability to secure and maintain ongoing relationships with other companies in the industry that provide or support products we offer. We expect to compete based upon the quality, reliability, flexibility and the ease of use of our products. We also expect to compete on value relative to the features our products offer. However, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices or introduce new products that carry lower margins in order to expand the market or stimulate demand for our products. While we cannot assure you that these actions would have the desired result, any of these actions could have an adverse impact on our product margins and profitability.

     OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH FUTURE RELIANCE ON INTERNATIONAL OPERATIONS.

     We expect that our broadband videophone products will be manufactured, assembled and tested by independent third parties in the Far East, possibly in China, Taiwan or South Korea. Because of our expected international operations and relationships and our expected reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of the United States, including:

*	changes in political and strategic relations between the U.S. and the countries in which we do business.

*	changes in foreign currency exchange rates.

*	changes in a specific country or region’s political or economic conditions, particularly in the current difficult situation in the Korean peninsula.

*	trade protection measures and import or export licensing requirements.

*	potentially negative consequences from changes in tax laws.

*	difficulty in managing widespread sales and manufacturing operations.

*	less effective protection of intellectual property.

     Any adverse change in any of the matters described above or any other adverse international developments could materially adversely affect our business, results of operations and financial condition.

     LAWS OR REGULATIONS COULD EXPOSE US TO LEGAL ACTION IF WE FAIL TO COMPLY OR COULD REQUIRE US TO CHANGE OUR BUSINESS.

     Because our products and services are expected to provide our customers with methods of electronic communication, it is difficult to predict the laws or regulations that will be applicable to our business. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business. Among the many regulations that may be applicable to our business are the following:

*	Federal Communications Commission regulations relating to the electronic emissions of consumer products

*	Federal Communications Commission regulations relating to consumer products that connect to the public telephone network

*	Federal Communications Commission regulations relating to consumer products that connect to the Internet

*	copyright laws relating to the use of copyrighted audio and video media

VISEON, INC.	FORM 10-KSB

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

     OUR INABILITY TO MANAGE THE FUTURE GROWTH THAT WE ARE ATTEMPTING TO ACHIEVE COULD SEVERELY HARM OUR BUSINESS.

     We believe that, given the right business opportunities, we may expand our operations rapidly and significantly. If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources. To manage any significant growth of our operations, we will be required to undertake the following successfully:

*	We will need to improve our operational and financial systems, procedures and controls to support our expected growth and any inability to do so will adversely impact our ability to grow our business. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational systems and controls could adversely impact our relationships with customers and harm our reputation and brand.

*	We will need to attract and retain qualified personnel, and any failure to do so may impair our ability to offer new products or grow our business. Our success will depend on our ability to attract, retain and motivate managerial, technical, marketing, administrative and customer support personnel. Competition for such employees is intense, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. If we are unable to hire, train, retain or manage the necessary personnel, we may be unable to successfully introduce new products or otherwise implement our business strategy.

*	We will need to provide acceptable customer support and any inability to do so will impair our ability to develop consumer acceptance of our products. We expect that some of our customers will require significant support when evaluating and using our products. We do not have experience with widespread deployment of our products and services to a diverse customer base and in the future we may not have adequate personnel to provide the levels of support that our customers will require. Our failure to provide adequate customer support for our products or services will damage our reputation in the marketplace and strain our relationships with customers and strategic partners. This could prevent us from gaining new or retaining existing customers and could harm our reputation and brand.

If we are unable to manage growth effectively, our business, results of operations and financial condition could be materially adversely affected.

     OUR AUTHORIZED PREFERRED STOCK EXPOSES SHAREHOLDERS TO CERTAIN RISKS.

     Our Articles of Incorporation, as amended, authorize the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. The authorized but unissued preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without shareholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to Common Stock, including conversion price and (vi) voting rights. Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our Common Stock could be depressed to some extent by the existence of the preferred stock. As of June 30, 2004, 338 shares of preferred stock, designated as Series A Convertible Preferred Stock, were issued and outstanding and 4,999,662 shares of preferred stock were authorized but not issued. No other series of preferred stock has been designated by the Board of Directors.

VISEON, INC.	FORM 10-KSB

     WE HAVE CERTAIN OBLIGATIONS AND THE GENERAL ABILITY TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, AND SUCH FUTURE ISSUANCES MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

     We have various obligations and the ability to issue additional shares of Common Stock in the future. These obligations and abilities include the following at June 30, 2004:

*	2,281,245 shares of our Common Stock are available for issuance to outside consultants to compensate them for services provided.

*	Options to purchase approximately 1,525,250 registered shares are outstanding.

*	Warrants to purchase approximately 19,295,159 shares of Common Stock are outstanding.

*	Dividends payable on our Series A Convertible Preferred Stock may be paid in shares of Common Stock at the option of the Company. The amount of dividends payable on the outstanding shares of Series A Convertible Preferred Stock is $845,000 per year, payable quarterly.

     The options and warrants described above permit the holders to purchase shares of Common Stock at specified prices. These purchase prices may be less than the then current market price of our Common Stock. Any shares of Common Stock issued pursuant to these options or warrants would further dilute the percentage ownership of existing shareholders. The terms on which we could obtain additional capital during the life of these options and warrants may be adversely affected because of such potential dilution. Finally, we may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our Common Stock. Thus, the percentage ownership of existing shareholders may be diluted if we issue additional shares in the future. For issuances of shares and grants of options to consultants, our Board of Directors will determine the timing and size of the issuances and grants and the consideration or services required therefore. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing shareholders in connection with any such issuance or grant. Nonetheless, future issuances of additional shares could cause immediate and substantial dilution to the net tangible book value of shares of Common Stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

     THE TRADING PRICE OF OUR COMMON STOCK ENTAILS ADDITIONAL REGULATORY REQUIREMENTS, WHICH MAY NEGATIVELY AFFECT SUCH TRADING PRICE.

     The trading price of our Common Stock is currently below $5.00 per share. As a result of this price level, trading in our Common Stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934 that are inapplicable to securities trading at higher prices. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share (a “penny stock”), subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock at this level. As a consequence, the market liquidity of our Common Stock could be severely limited by these regulatory requirements.

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

     The market price of our Common Stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our Common Stock may be significantly affected by a variety of factors, including:

*	statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically, as has occurred in the past.

*	the announcement of new products or product enhancements by our competitors or us.

*	technological innovations by our competitors or us.

*	quarterly variations in our results of operations.

*	general market conditions or market conditions specific to technology industries.

*	domestic and international macroeconomic factors.

     In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies similar to us. These fluctuations are often unrelated to the operating performance of the specific companies. As a result of the factors identified above, a shareholder (due to

VISEON, INC.	FORM 10-KSB

personal circumstances) may be required to sell his shares of our Common Stock at a time when our stock price is depressed due to random fluctuations, possibly based on factors beyond our control.

     BECAUSE OUR BOARD OF DIRECTORS DOES NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE, SHAREHOLDERS MAY HAVE TO SELL THEIR SHARES OF OUR COMMON STOCK TO REALIZE A RETURN ON THEIR INVESTMENT IN THE COMPANY.

     The holders of our Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. To date, we have paid no cash dividends. The Board of Directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. Accordingly, a return on an investment in our shares of Common Stock may be realized only through a sale of such shares, if at all.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company now subleases 1,599 square feet of office space for its headquarters in Irving, Texas under a lease agreement that expires on June 30, 2006 and approximately 600 square feet adjacent to its headquarters on a month-to-month basis. The Company believes its current space is sufficient for its current needs and anticipates acquiring additional space if necessary. Previously, the Company subleased 4,229 square feet of space for its headquarters in Irving, Texas under a lease agreement, which expires in April 2005. The remaining commitment related to the previous headquarters is approximately $59,911 at June 30, 2004.

     The Company also owns a limited amount of tangible property and the intellectual property rights associated with its patents that have been granted and its patents pending.

ITEM 3. LEGAL PROCEEDINGS

     On June 22, 2001, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against Forgent Networks, Inc., seeking damages for reasonable royalties and lost profits associated with the alleged infringement of the Company’s first two U.S. patents numbered 6,073,192 and 5,802,281. The United States District Court granted a partial summary judgment in favor of Forgent, which resolved certain claims advanced. Forgent and the Company thereafter submitted briefs on the remaining issues, which included the payment of attorneys’ fees and the dismissal of the litigation. On November 24, 2003, the Court dismissed the action finding that said Court lacked subject matter jurisdiction over the action and ruled that each party bear its own attorney’s fees and costs. Subsequent to such ruling, on December 23, 2003, Forgent filed a brief in support of its motion for reimbursement of legal fees and costs. The Company timely filed a reply brief in response thereto in support of its position that the motion was moot as the issue raised therein had been previously ruled on and resolved by November 24, 2003 order. The United States District Court has yet to render a decision on this matter and the Company intends to continue to vigorously defend against the claims asserted.

On or about February 25, 2004, Sprint North Supply Company instituted suit against the Company in the County Court at Law No. 2 of Dallas County, Texas, (Cause No. CC 03-15339 B), styled Sprint North Supply Company vs. Viseon, Inc. d/b/a Viseon Video asserting a claim for $31,033 allegedly owed by the Company on a past due account receivable for goods and services purportedly sold by the Plaintiff as well as an additional $10,344 for attorney’s fees associated with such litigation. The Company did not receive service of process in or notice of this pending matter for several months following the date it was initiated. When requisite service of process was served through the office of the Secretary of State of the State of Texas, the Company filed an Answer, denying all of the material allegations advanced by the Plaintiff. Since the filing of the Company’s Answer, there has been no activity in this matter. Within the past month, the attorneys for both parties engaged in settlement discussions resulting in the extension of a settlement offer, to which the Plaintiff has yet to respond. The Company believes this matter will be settled within the fiscal quarter ending December 31, 2004; however, there is no guarantee that this matter will be settled.

     The Company is subject to certain other litigation and claims arising in the ordinary course of business. We do not expect costs related to these claims to have a material adverse effect on our consolidated financial position or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On March 31, 2004, the Company submitted to its shareholders for approval by written consent at a special meeting, a proposal to approve the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from fifty million to one hundred million shares. The Company was required to obtain the written consent of stockholders holding a majority of the Company’s outstanding Common Stock before the amendment could become effective. The Company received written consents approving the proposed amendment from stockholders owning an aggregate

VISEON, INC.	FORM 10-KSB

10,440,664 shares of the 20,168,639 outstanding shares of Common Stock, representing a majority of the outstanding shares of Common Stock. The Company received abstentions from stockholders owning 334 shares.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Since December 20, 1999, the Company’s stock has been quoted on the OTC Bulletin Board System. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices for the Company’s Common Stock as reported by the OTC Bulletin Board System. Such quotations represent interdealer prices, without adjustments for retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

	HIGH	LOW
2003
First Quarter	$1.02	$.49
Second Quarter	.97	.15
Third Quarter	.48	.22
Fourth Quarter	.54	.23
2004
First Quarter	1.25	.38
Second Quarter	1.50	.82
Third Quarter	1.68	.75
Fourth Quarter	1.73	.86

     As of September 23, 2004 there were 26,523,258 shares of Common Stock outstanding, held of record by approximately 146 persons (although the Company has been informed that there are approximately 1,700 beneficial owners).

Dividends

     The Company has not declared or paid any cash dividends on its Common Stock since its inception. The Company does not intend to pay any dividends for the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in our operations.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

     Viseon, Inc., a Nevada corporation, (the “Company”) was founded in 1993, and changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. Historically, the Company had been a developer of its own group videoconferencing systems primarily sold to corporate end users and OEM customers. Beginning with the third quarter of the Company’s fiscal 2002, the Company’s profit margins were eroded by intense competition from other group videoconferencing manufacturers and resellers. The Company recognized the need to modify its business model to achieve higher margins and benefit from its portfolio of U.S. patents, the fifth of which was issued in November 2003. In January 2003, we completed our change in focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. This has been accomplished by transferring our group videoconferencing services contract portfolio with its associated liabilities and obligations to Comlink Video and liquidating our remaining group videoconferencing assets. The only measurable revenues we are now receiving result from the sales of videophones to corporations and consumers.

     In the event sales do not materialize at the expected rates or we do not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives and becoming profitable.

     The Company’s current marketing strategies target two diverse market segments: (i) corporations and government entities which have widespread operations across regional, national and international boundaries and (ii) residential consumers who have historically not purchased video communication products in the past. Distribution may include the utilization of arrangements with providers of broadband Internet access, such as cable Multi System Operators (MSO’s),

VISEON, INC.	FORM 10-KSB

telephone companies that provide Digital Subscriber Line (DSL) services and independent marketers of consumer VOIP services. All of these developments have affected and will continue to affect our financial model in terms of margins, cash flow requirements, and other areas. The Company has a limited history with respect to the direction its business is now taking. There can be no assurance that the Company will be able to succeed in implementing its strategy or that the Company will be able to achieve positive cash flow or profitable operations as a result of these changes in its business.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth under “Risk Factors” and elsewhere in this report.

Results of Operations

     Year Ended June 30, 2004 Compared to Year Ended June 30, 2003.

     Net Sales. In fiscal year 2004, net sales were $286,215 compared to net sales of $21,306 for fiscal year 2003. The increase in net sales was due to the Company’s increased sales volumes of the VisiFone. In fiscal 2003, sales levels were low as the Company changed its focus from sales of group videoconferencing equipment to sales of the VisiFone in the middle of the fiscal year (January 2003). The Company anticipates sales volumes in fiscal year 2005 at similar levels to those of fiscal year 2004.

     Gross Profit (Loss). The Company generated a gross profit of $93,958 (32.8% of net sales) compared to $448 (2.1% of net sales) for fiscal year 2003. The increase in gross profit between years was attributable to volume increases, allowing the amortization of intangibles, which are reflected in cost of sales, to be spread among a larger number of units resulting in a higher gross margin per unit. Management expects gross margin percentages in fiscal year 2005 to decline from the gross margin percentages in fiscal year 2004 as management may sell the VisiFone at or near cost in order to promote the adoption of videophones by business entities and residential consumers as a customary mode of communication.

     Research and Development Expenses. Research and development expenses were $169,982 (59.4% of net sales) for fiscal year 2004 compared to $71,992 (337.9% of net sales) in fiscal 2003. The increase in expenditures in fiscal year 2004 was due to continuing expenditures on its new generation of personal videophone. Management expects research and development expenses to increase substantially in fiscal year 2005 as development efforts on its new generation of personal videophone continue at an accelerated pace to meet a targeted product introduction late in the fiscal year. The Company anticipates incurring design and development costs of approximately $3.5 million dollars in fiscal year 2005.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,873,169 (1,003.9% of net sales) compared to $2,660,155 (12,485.5% of net sales) for fiscal year 2003. The increase in expenditures is attributable to an increase in personnel and related costs. Management expects selling general and administrative expenses in fiscal year 2005 to increase moderately over levels incurred in fiscal year 2004.

     Other Income and Expense. Other income and expense was $(1,027,479) in fiscal year 2004 compared to ($451,589) in fiscal year 2003. The increase was due to the accelerated amortization of original issue discount related to secured debt because the Company converted its secured debt to equity in March 2004 and, accordingly, amortized the remaining unamortized original issue discount. The amortization of the original issue discount was a non-cash charge.

     Preferred Stock Dividends. The Company recorded preferred stock dividends of $3,358,380 in fiscal 2004, comprised of dividends at the designated rate of 10% per annum ($223,119) and amortization of the beneficial conversion option ($3,135,261). The amortization of the beneficial conversion option resulted from a favorable conversion price of the Company’s preferred stock. The conversion price was lower than the market price of the Company’s common stock on the issuance date of the preferred stock which is treated for financial reporting purposes as a direct charge to accumulated deficit (similar to a dividend) and a corresponding increase in additional paid-in capital.

VISEON, INC.	FORM 10-KSB

Liquidity and Capital Resources

     The Company recently raised $8,450,000 (prior to offering expenses) from the sale of its Series A Convertible Preferred Stock with warrants in a series of private placement transactions in March and April 2004. Management believes that the funds generated from its recent private placement financing activities will be sufficient to cover the cash needs of the Company for at least the next twelve months, although there can be no assurance in this regard.

     Historically, the Company has generated losses from operations and negative cash flows. Management plans to try to increase sales and improve operating results through (i) increased marketing and direct sales activities to corporate and government customers, (ii) continued initiatives to gain acceptance of our product by consumer broadband providers and VOIP marketers for sale to their subscribers and (iv) initiatives to monetize our intellectual property rights. There can be no assurance that we will be successful in achieving these objectives and becoming profitable.

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

     Cash and Cash Equivalents. Cash and cash equivalents totaled $5,339,393 on June 30, 2004 compared to $7,784 on June 30, 2003.

     Net Cash Used in Operating Activities. The amount of cash used in operating activities was $2,134,827 during fiscal year 2004 compared to $3,029,560 during fiscal year 2003. The reduction in cash used in operating activities was attributable to increased sales and a decrease in the cash portion of selling, general and administrative expenses.

     Net Cash Used in Investing Activities. Cash used in investing activities during fiscal year 2004 was $146,399 compared to $61,621 during fiscal year 2003. The increase was due to the Company’s investment in its intellectual property portfolio.

     Net Cash Provided by Financing Activities. Cash provided by financing activities during fiscal year 2004 was $7,787,535 compared to $41,330 in fiscal year 2003. The increase was due to the net proceeds from the private placement of the Company’s Series A Convertible Preferred Stock with warrants in March and April 2004 ($7,234,141). In addition, the Company received proceeds from the exercise of common stock warrants and options ($565,680). In fiscal year 2003, the Company received net proceeds of $610,000 from the private common stock and warrant placements, $686,706 from the issuance of a subordinated note payable which included the issuance of warrants and $1,295,897 was used to repay the Company’s secured credit facility.

The Company had the following contractual obligations or commercial commitments at June 30, 2004:

	Total	1 year or less	1-3 years	3-5 years	Over 5 years
Operating Leases	$98,287	$79,099	$19,188	$0	$0

Critical Accounting Policies and Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to net revenues, allowances for doubtful accounts, sales returns and allowances and accounting for income taxes. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

     Revenue Recognition. The Company records sales revenue at the time merchandise is delivered. In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition”, SAB No. 101, as amended, which sets forth the SEC staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized.

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

VISEON, INC.	FORM 10-KSB

agreement is executed and the goods, services and/or cash consideration due the Company is received. Revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered. Our products typically carry a ninety-day to five-year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins.

     Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could change and impact our reported results.

     Accounting for Income Taxes. The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing tax assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     If our sales forecast is less than the inventory we have on hand at the end of an accounting period, we may be required to take excess and obsolete inventory charges that will decrease gross margin and net operating results for that period.

ITEM 7. FINANCIAL STATEMENTS.

     The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm thereon are included herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

     ITEM 8A. CONTROLS AND PROCEDURES.

     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of June 30, 2004, the end of our fourth fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management group and our audit committee. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information that is required to be included in our filings with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

VISEON, INC.	FORM 10-KSB

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Management

     The authorized number of directors of the Company is presently fixed at five. Each director serves for a term of one year that expires at the following annual shareholders’ meeting. Executive officers are appointed by the Board of Directors and serve until their successors are appointed. The directors and executive officers of the Company are as follows:

Name	Age	Positions
John C. Harris	43	Chairman of the Board, Chief Executive Officer and President

Robert A. Wolf	45	Chief Financial Officer

Brian Day	41	Director

Gerard Dube	50	Director

John O’Donnell	50	Director

Charles Rey	57	Director

     John Harris has been a director, Chief Executive Officer and President of the Company since February 2001. From May until December 2000, Mr. Harris served as Chief Executive Officer of Diversified Technologies Group, Inc., a company that provides enhanced fax services. From October 1999 until May 2000, Mr. Harris was Chief Executive Officer of CBQ, Inc., an e-business solutions provider. From March 1999 until joining CBQ, Inc., Mr. Harris served as President of Paragon Innovations, Inc., an embedded device design firm. From 1986 until 1998, Mr. Harris was President and CEO of CompuNet Support Systems, Inc. CompuNet provided networking, systems integration and business building applications.

     Rob Wolf has been Chief Financial Officer of the Company since March 2004. Mr. Wolf served as Chief Financial Officer of HR First Contact, LLC, an operator and franchisor of pre-employment screening service centers, since February 2001 and Chief Financial Officer of BTi Employee Screening Services, Inc., from June 2000 until its sale in January 2001. Mr. Wolf was Chief Financial Officer of NuVision Technologies, Inc., a company involved in the sales and leasing of videoconferencing equipment and network services and a wholly owned subsidiary of TANDBERG, asa from November 1998 until May 2000. Mr. Wolf began his career in the audit division of Arthur Andersen & Co. (March 1982 to May 1989).

     Brian Day has been a director of the Company since October 2001. Mr. Day joined Gomez, Inc. as Chief Financial Officer in September 2004. Mr. Day was the Chief Financial Officer of LifeHarbor, Inc. from June 2003 until December 2003 and its President from December 2003 until the sale of the company in July 2004. Mr. Day was Chief Financial Officer of Octave Communications, Inc., an audio communications technology company, from June 1999 until its sale in January 2003. From September 1998 to June 1999, Mr. Day was Chief Financial Officer of Healthtrax Inc. and prior to that, Chief Financial Officer of Span Instruments, Inc.

     Gerard Dube has been a director of the Company since November 2001. From September 2001 to the present, Mr. Dube has served as President of XDS, Inc. a network services company that Mr. Dube founded. From December 1999 until September 2001, Mr. Dube served as Executive Vice President of Zefer, an Internet consulting firm which he co-founded. From 1994 to 1999, he served in senior executive level positions with Computer Sciences Corp, including President of the Integrated Business Services unit.

     John O’Donnell has been a director of the Company since his appointment in September 2004. Mr. O’Donnell has been Chief Executive Officer of Avteq, Inc. (formerly known as Comlink Technologies, LLC) since 2001. Prior to forming Avteq, Inc., Mr. O’Donnell was President of NuVision Technologies, Inc., a wholly owned subsidiary of TANDBERG, asa from 1995 to 1999.

     Charles Rey has been a director of the Company since October 2001 and has been Chief Executive Officer of Lifetime Marketing, Inc. since 1991. Mr. Rey is also Chairman of the Board of POPS Direct, a consumer Internet marketing company.

     No director currently serves as a director of any other reporting company. There are no family relationships among any of the directors and executive officers of the Company.

     The Board of Directors has established an Audit Committee. The Audit Committee supervises the financial affairs of the Company and generally reviews the results and scope of the audit and other services provided by the Company’s independent accountants and reports the results of their review to the Board and to the Company’s management. In fiscal year 2004, Messrs Brian Day and Gerald Dube were members of the Audit Committee. The Board of Directors has determined that Mr. Day is both independent and an audit committee financial expert, as determined by SEC guidelines.

Section 16(a) Beneficial Ownership Reporting Compliance

VISEON, INC.	FORM 10-KSB

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Common Stock, to file reports of ownership with the SEC. Based upon a review of the copies of such reports furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were met during the fiscal year ended June 30, 2004, except for the following transactions, which were reported late: (1) Form 4 filed by Richard Craven, a 10% owner, on May 14, 2004 with respect to transactions occurring in October and November of 2004; (2) Form 4 filed by Henry Harris, a 10% owner, on July 8, 2004 with respect to transactions occurring on April 12 and 14, 2004; and (3) Charles Rey, our director, has represented to the Company that he intends to file a Form 4 with respect to transactions occurring on June 9, 2004 .

Code of Ethics

     Our Board of Directors is currently in the process of reviewing a code of ethics that applies to our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), as required by applicable securities regulations. The code of ethics will be adopted in fiscal year 2005.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth the compensation paid by the Company to its Chief Executive Officer and Chief Financial Officer as of June 30, 2004 for services in all capacities to the Company during fiscal years ended June 30, 2004, 2003 and 2002 (for purposes hereof, the Chief Executive Officer and Chief Financial Officer of the Company are referred to herein as the “Named Executive Officers”). Other than for the individuals listed below, no employee of the company received cash compensation of more than $100,000 in the fiscal year ended June 30, 2004.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities		All
				Annual	Stock	Underlying	LTIP	Other
Name and				Compensation	Awards	Options/	Payouts	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	SARs (#)	($)	($)
John C. Harris	2002	130,000				250,000
Chief Executive	2003	130,000
Officer and President	2004	151,667	310,000 (2)			300,000 (3)
Robert A. Wolf (1)	2002
Chief Financial	2003
Officer	2004	45,000				300,000 (4)

(1)	Mr. Wolf became Chief Financial Officer in March 2004.

(2)	In January 2004, the compensation committee approved a cash payment in the amount of fifty thousand dollars and the grant of 200,000 shares of the Company’s common stock to Mr. Harris in consideration of his past performance and his oral agreement to continue his employment with the Company. The shares were valued at $1.05 per share, the closing bid per share on the date of issuance (June 24, 2004). Mr. Harris had previously earned a performance bonus in the amount of fifty thousand dollars.

(3)	The compensation committee also approved the grant to Mr. Harris, pursuant to the Company’s 1994 Employee Stock Option Plan, of options to purchase 300,000 shares of the Company’s common stock in connection with his agreement to continue to serve as the Company’s CEO for an additional two years.

(4)	In February 2004, the compensation committee also approved the grant to Rob Wolf, pursuant to the Company’s 1994 Employee Stock Option Plan, of options to purchase 300,000 shares of the Company’s common stock in connection with his agreement to serve as the Company’s CFO for two years. The options were granted in September 2004.

VISEON, INC.	FORM 10-KSB

Option/SAR Grants Table

Option Grants in Last Fiscal Year

(a)	(b)	(c)	(d)	(e)
	Number of	% of Total
	Securities Underlying	Options/SARs
	Options/SARs	Granted to Employees	Exercise or Base	Expiration
Name	Granted (#)	in Fiscal Year	Price ($/Sh)	Date
John C. Harris	300,000	65.3%	$1.00	June 2014
Chief Executive Officer and President

(1)	The Company has never granted any SARS.

(2)	The aggregate number of options granted in fiscal year 2004 was 459,500.

(3)	The options vest according to the following schedule: 75,000 immediately, 37,500 per quarter beginning September 24, 2004.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The named executive officers did not exercise any stock options during the fiscal year ended June 30, 2004. The Company has not granted any SAR’s of any kind. The following table sets forth the number of securities underlying options exercisable at June 30, 2004, and the value at June 30, 2004 of exercisable in-the-money options remaining outstanding as to the named executive officers.

(a)	(b)	(c)	(d)		(e)
			Number of		Value of
			Securities Underlying		Unexercised
			Unexercised		In-the-Money
			Options / SARs at		Options / SARs at
	Shares Acquired		June 30, 2004 (#)		June 30, 2004 ($)
Name	on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John C. Harris			325,500	225,000	$133,750	$33,750

(1)	Based upon the closing bid price of the Common Stock quoted on the OTC Bulletin Board on June 30, 2004, which was $1.15 per share, and the exercise price of the options (between $0.66 and $1.00 per share).

Director Compensation

     The Board of Directors of the Company has established the following compensation policies for non-employee directors of the Company. Under the Company’s 1994 Stock Plan, each non-employee director is granted, upon election to the Board, an option to purchase 20,000 shares of Common Stock, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. After the year of election, each non-employee director will also receive annually an option to purchase 5,000 shares of Common Stock exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. During fiscal year 2004, no such options were granted to non-employee directors. Directors who are employees of the Company receive no additional compensation for serving as directors.

Compensation Agreements with Key Personnel

     The Company has reached agreement in principle on the terms of two-year employment agreements with John C. Harris and Robert A. Wolf and is finalizing the agreements for execution.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of September 23, 2004, the number of shares of the Company’s Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting, investment and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to

VISEON, INC.	FORM 10-KSB

acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such group or person. The address for all directors and officers of the Company is Viseon, Inc., 8445 Freeport Parkway, Suite 245, Irving, TX 75063.

	Beneficial Ownership
Name and Address of
Beneficial Owner	Number		Percent
Brian Day	50,000	(1)	*
Gerard Dube	62,500	(2)	*
John Harris	562,500	(3)	2.1%
John O’Donnell	270,869	(4)	1.0%
Charles Rey	152,888	(5)	*
Robert A. Wolf	112,500	(6)	*
All Current Executive Officers and Directors as a Group (6 persons)	1,218,369		4.8%
Digital Investors, LLC	1,909,024	(7)	6.8%
1 6901 N. Dallas Parkway, Suite 230 Addison, TX 75001
Richard Craven	2,483,152	(8)	8.7%
5200 Wilson Road #200 Edina, MN 55424
Henry F. Harris, Sr.	4,500,000	(9)	14.6%
575 E. Evergreen Avenue Wyndmoor, Pennsylvania 19038
Henry C.S. Mellon	2,725,641	(10)	9.3%
4 Driftwood Landing Gulf Stream, Florida 33483
Schottenfeld Qualified Associates, LP	2,907,318	(11)	9.9%
399 Park Avenue New York, NY 10022
Tejas Securities Group Inc. 401K Plan & Trust FBO John J. Gorman	2,000,000	(12)	7.1%
2700 Via Fortuna Drive Suite 400 Austin, TX 78746
Jeffrey J. Puglisi	1,401,017	(13)	5.1%
399 Park Ave., 37th Floor New York, NY 10022
Pequot Capital Management, Inc.	2,000,000	(14)	7.1%
500 Nyala Farm Road Westport, CT 06880

*	Indicates ownership of less than 1%.

(1)	Includes 20,000 shares owned outright and 30,000 shares that may be acquired within 60 days upon the exercise of stock options.

(2)	Includes 32,500 shares owned outright and 30,000 shares that may be acquired within 60 days upon the exercise of stock options.

(3)	Includes 200,000 shares owned outright and 362,500 shares that may be acquired within 60 days upon the exercise of stock options.

(4)	Includes 20,869 shares owned indirectly through Avteq, Inc. and 250,000 shares owned indirectly through JOD Enterprises, LLC that may be purchased pursuant to warrants currently exercisable.

VISEON, INC.	FORM 10-KSB

(5)	Includes 122,888 shares owned outright and 30,000 shares that may be acquired within 60 days upon the exercise of stock options.

(6)	Includes 112,500 shares that may be acquired within 60 days upon the exercise of stock options.

(7)	Includes 1,057,360 shares owned outright and 851,664 shares that may be acquired within 60 days upon the exercise of stock warrants.

(8)	Includes 2,428,152 shares owned outright and 55,000 shares that may be acquired within 60 days upon the exercise of stock options.

(9)	Includes 2,500,000 shares owned outright or through trusts, 1,000,000 shares that may be acquired upon the conversion of the Company’s Series A Convertible Preferred Stock, which is currently convertible and 1,000,000 shares that may be purchased pursuant to warrants currently exercisable.

(10)	Includes 1,052,131 shares owned outright, 350,000 shares that may be purchased pursuant to warrants currently exercisable and 1,354,510 shares that may be purchased pursuant to warrants exercisable after a 90 day notice period; also includes 142,857 shares held directly by Mellon Group, Inc., a corporation of which Mr. Mellon is the President and 38,100 shares that may be acquired by the Mellon Group, Inc., pursuant to warrants currently exercisable.

(11)	Includes 333,332 shares owned outright, 850,000 shares that may be acquired upon the conversion of the Company’s Series A Convertible Preferred Stock, which is currently convertible and 1,016,666 shares that may be purchased pursuant to warrants currently exercisable; also includes 150,000 shares that may be acquired by Richard Schottenfeld, Managing Member of Schottenfeld Qualified Associates, LP, upon the conversion of the Company’s Series A Convertible Preferred Stock, which is currently convertible, 381,320 shares that may be purchased by Mr. Schottenfeld pursuant to warrants currently exercisable and 176,000 shares owned by Roadrunner Capital Partners LLC (of which Mr. Schottenfeld is the Managing Member of the general partner).

(12)	Includes 1,000,000 shares that may be acquired upon the conversion of the Company’s Series A Convertible Preferred Stock, which is currently convertible and 1,000,000 shares that may be purchased pursuant to warrants currently exercisable.

(13)	Includes 500,000 shares owned outright and 500,000 shares that may be purchased by Puglisi Capital Partners, LP pursuant to warrants currently exercisable; also includes 401,017 shares that may be acquired by Jeffrey Puglisi, Managing Member of the General Partner of Puglisi Capital Partners, LP, pursuant to warrants currently exercisable.

(14)	Includes holdings of Pequot Scout Fund, LP of 800,000 shares that may be acquired upon the conversion of the Company’s Series A Convertible Preferred Stock, which is currently convertible and 800,000 shares that may be purchased pursuant to warrants currently exercisable; also includes holdings of Pequot Scout Fund, LP of 200,000 shares that may be acquired upon the conversion of the Company’s Series A Convertible Preferred Stock, which is currently convertible and 200,000 shares that may be purchased pursuant to warrants currently exercisable. Beneficial ownership is claimed by Pequot Capital Management, Inc., the investment manager of these funds.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On June 30, 2003, Henry Mellon and Exim Corporation acquired the debt obligation of the Company under our line of credit (secured by virtually all of our assets) existing pursuant to the loan agreement entered into by the Company and Silicon Valley Bank. This credit facility had matured on December 5, 2002 and the outstanding balance owed by the Company on this loan was approximately $386,200 as of June 30, 2003. Mr. Mellon is a beneficial owner of approximately 5.92% of our common stock as computed in accordance with SEC requirements. At the time of Mr. Mellon’s and Exim’s acquisition of this loan, the terms of the loan were modified so that the Company was only required to pay interest on the loan for 18 months at a rate of 12% per annum until December 31, 2004, at which time the loan was to mature. Additionally the loan was divided into two equal notes, which granted the holders the option to convert the loan into common stock at $0.30 per share. Both note holders exercised their conversion rights in March 2004 converting the entire outstanding balance of the loan, inclusive of interest, totaling $210,039 and $210,039 into 700,131 and 700,131 shares of common stock, respectively, thereby extinguishing the debt and releasing all collateral securing the repayment thereof.

     In February 2004, Carbone Holdings, LLC, a Nevada limited liability company, acquired a warrant to purchase 150,000 shares of common stock at an exercise price of $1.17 per share. Carbone acquired the warrants in exchange for its agreement to loan the Company approximately $150,000.

VISEON, INC.	FORM 10-KSB

     In April 2004, the Company issued a warrant, exercisable at varying intervals over a two-year period, for the purchase of 200,000 shares of the Company’s common stock at $1.26 per share to David Sandmann in a private transaction. Mr. Sandmann is a sales and business development consultant to the Company who is responsible for the Company’s relationship with broadband providers.

     In March 2004, the holders of certain convertible promissory notes executed by the Company at various dates in 2002 and 2003 converted at total of $1,254,726, including principal and accrued interest, into 4,182,422 shares of common stock at the conversion price of $0.30 per share and released all collateral securing the repayment of such note. Exim Corporation, the holder of a promissory note executed by the Company, dated June 30, 2003, converted all indebtedness owed by Viseon pursuant to the note, inclusive of interest, totaling $210,039 into 700,131 shares of common stock. Henry Mellon, the holder of a promissory note executed by the Company, dated June 30, 2003, converted all indebtedness owed by Viseon pursuant to the note, inclusive of interest, totaling $210,039. into 700,131 shares of common stock. Judas, Inc, a Nevada corporation, the holder of a promissory note executed by the Company, dated July 1, 2002, converted all indebtedness owed by Viseon pursuant to the note, inclusive of interest, totaling $242,755 into 809,183 shares of common stock. E. M. Norwood, the holder of a promissory note executed by the Company, dated June 30, 2002, as amended by that certain Amended Loan Agreement dated June 30, 2003, converted all indebtedness owed by Viseon pursuant to the note, inclusive of interest, totaling $121,377 into 404,591 shares of common stock. Active Management, LLC, a Nevada limited liability company, the holder of a promissory note executed by the Company, dated May 31, 2003, converted all indebtedness owed by Viseon pursuant to the note, inclusive of interest, totaling $138,171 into 460,570 shares of common stock. Carbone Holdings, LLC, a Nevada limited liability company, the holder of a promissory note executed by the Company, dated May 31, 2003, converted all indebtedness owed by Viseon pursuant to the note, inclusive of interest, totaling $332,345 into 1,107,816 shares of common stock.

     In connection with the private placement agreements governing the sale of our Series A Convertible Stock, all officers, all directors, certain convertible note holders and certain holders of 5% or more of the shares of Common Stock of the Company executed an agreement in favor of the Purchasers whereby the sale of specified shares of Common Stock that are subject to registration pursuant to the same registration statement filed by the Company in respect of the Common Stock underlying the Series A Convertible Preferred Stock, Series A-1 Warrants and Series A-2 Warrants is restricted for the period commencing on the date that the Securities and Exchange Commission declared effective the first such registration statement (August 16, 2004) and ending ninety (90) days thereafter. The Company is not a party to any such agreement and no such agreement creates, suggests or imposes any duty on the Company with respect to the subject matter thereof.

     Mr. O’Donnell is the majority owner and controlling member of Comlink Technologies, LLC. From September 1, 2001 through June 30, 2003, Viseon purchased an aggregate of approximately $1.7 million in inventory from Comlink, consisting primarily of group videoconferencing equipment and related peripherals. The purchases were made in the ordinary course of Viseon’s business. From September 1, 2002 through June 30, 2003, Viseon purchased approximately $366,000 in equipment and peripherals from Comlink. No purchases have been made since June 30, 2003. In December 2003, Viseon issued 20,869 shares of its Common Stock to Comlink in settlement of accounts payable of $23,997 related to the purchases. Comlink’s 20,869 shares of Viseon Common Stock were registered for resale under Viseon’s registration statement on Form SB-2/A, which was declared effective by the Securities and Exchange Commission on August 13, 2004.

     In December 2002, Viseon sold its existing service contracts and service business to Comlink for a sales price of $1 plus the assumption by Comlink of all liabilities under the service contracts. In conjunction with this transaction, the Company recognized a gain in the amount of $314,712 which was the unamortized deferred revenue associated with the service contracts.

     In January 2003, JOD Enterprises, LLC, an entity controlled and majority-owned by Mr. O’Donnell, acquired warrants to acquire 250,000 shares of Viseon Common Stock at $.70 per share from King Research, LLC in a private transaction.

Equity Compensation Plan Information

	Number of securities to be	Weighted average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance under
Plan category	warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders	1,184,250	$1.23	1,615,750
Equity compensation plans not approved by security holders	341,000	$4.49	N/A

Total	1,525,250

The options under the equity compensation plan that was not approved by our shareholders was originally granted between 1997 and 1998. All of such options were issued with exercise prices ranging from $2.81 to $3.00, expire 10 years from the date of issuance and are fully vested.

PART IV.

VISEON, INC.	FORM 10-KSB

ITEM 13. EXHIBITS

(ii) Exhibits:

     The following exhibits are filed with this Annual Report or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Plan of Merger between RSI Systems, Inc. and Viseon, Inc. (filed as Exhibit 10.40 to the Company’s March 2001 10-QSB and incorporated herein by reference).

3.1	Articles of Incorporation of Viseon, Inc. (filed as Exhibit 3.1 to the Company’s S-2/A Registration Statement dated July 25, 2001 and incorporated herein by reference).

3.2	Certificate of Amendment of Articles of Incorporation (filed as Exhibit 3.1 to the Company’s S-2 Registration Statement dated July 25, 2001 and incorporated herein by reference).

3.3	Bylaws of Viseon, Inc. (filed as Exhibit 3.1 to the Company’s S-2/ A Registration Statement dated July 25, 2001 and incorporated herein by reference).

3.4	Certificate of Amendment of Articles of Incorporation (filed as Exhibit 3.4 to the Company’s SB-2 Registration Statement filed on May 6, 2004 and incorporated herein by reference).

4.1	Form of Warrant granted to RSI Marketing, LLC. (Filed as Exhibit A to Exhibit 10.36 to the Company’s March 31, 2001 10-QSB and incorporated herein by reference).

4.2	Form of Warrant granted to Active Management, LLC. (filed as Exhibit A to Exhibit 10.38 to the Company’s March 31, 2001 10-QSB and incorporated herein by reference).

4.3	Certificate of Designation Establishing the Series A Preferred Stock of Viseon, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K dated March 18, 2004 and incorporated herein by reference).

4.4	Form of Series A-1 Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Company’s Form 8-K dated March 18, 2004 and incorporated herein by reference).

VISEON, INC.	FORM 10-KSB

4.5	Form of Series A-2 Common Stock Purchase Warrant (filed as Exhibit 4.3 to the Company’s Form 8-K dated March 18, 2004 and incorporated herein by reference).

10.1	1994 Stock Plan. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 33-62573) dated August 31, 1998 and incorporated herein by reference).

10.2	Manufacturing Agreement with Altron, Inc. dated August 10, 1996 (filed as Exhibit 10.21 to the Form 10-KSB Annual Report of the Company for 1996, File No. 000-27106 (the “Company’s 1996 10-KSB”) and incorporated herein by reference).

10.3	Registration Rights Agreement by and between Company and Digital Investors, LLC, dated as of February 23, 2001 (filed as Exhibit 10.35 to Company’s March 2001 10-QSB the Form 10-QSB Report of the Company for Period ended March 31, 2001, File No. 000-27106 (the “Company’s March 2001 10-QSB” and incorporated herein by reference).

10.4	Registration Rights Agreement by and between Company and RSI Marketing, LLC, dated as of February 23, 2001 (filed as Exhibit 10.37 to Company’s March 2001 10-QSB and incorporated herein by reference).

10.5	Registration Rights Agreement by and between Company and Active Management, LLC, dated as of February 23, 2001 (filed as Exhibit 10.39 to Company’s March 2001 10-QSB and incorporated herein by reference).

10.6	Exclusive Distribution Agreement (filed as Exhibit 10.61 to the Company’s 2002 10-KSB and incorporated herein by reference).

10.7	Promissory Note between the Company and EXIM Corporation (filed as Exhibit 23.3 to the Company’s SB-2/ A Registration Statement dated August 1, 2003 and incorporated herein by reference).

10.8	Promissory Note between the Company and Henry Mellon dated (filed as Exhibit 23.4 to the Company’s SB-2/ A Registration Statement dated August 1, 2003 and incorporated herein by reference).

10.9	Assignment of Note and Liens (filed as Exhibit 10.24 to the Form 10-KSB Annual Report of the Company for 2003 File No. 000-27106 (the “Company’s 2003 10-KSB”) and incorporated herein by reference).

10.10	Third Amendment to Loan Agreement (filed as Exhibit 10.25 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.11	Warrant in favor of Henry Mellon (filed as Exhibit 10.26 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.12	Warrant in favor of EXIM Corporation (filed as Exhibit 10.27 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.13	Warrant in favor of EXIM Corporation (filed as Exhibit 10.28 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.14	Registration Rights Agreement in favor of Henry Mellon (filed as Exhibit 10.29 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.15	Registration Rights Agreement in favor of EXIM Corporation (filed as Exhibit 10.30 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.16	Piggyback Registration Rights Agreement in favor of Henry Mellon (filed as Exhibit 10.31 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.17	Piggyback Registration Rights Agreement in favor of EXIM Corporation (filed as Exhibit 10.32 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.18	Agreement with Comlink Video regarding purchase of group videoconferencing assets (filed as Exhibit 10.61 to the Company’s 2003 10-KSB and incorporated herein by reference).

VISEON, INC.	FORM 10-KSB

10.19	Warrant in favor of Henry Mellon (filed as Exhibit 10.33 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.20	Promissory Note between the Company and Judas, Inc. dated June 30, 2002 (filed as Exhibit 10.34 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.21	Agreement Amending Promissory Note between the Company and Judas, Inc. (filed as Exhibit 10.35 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.22	Warrant in favor of Judas, Inc. (filed as Exhibit 10.36 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.23	Warrant in favor of Judas, Inc. (filed as Exhibit 10.37 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.24	Piggyback Registration Rights Agreement in favor of Judas, Inc. (filed as Exhibit 10.39 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.25	Promissory Note between the Company and Michelle Norwood dated June 30, 2002 (filed as Exhibit 10.40 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.26	Agreement Amending Promissory Note between the Company and Michelle Norwood (filed as Exhibit 10.41 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.27	Warrant in favor of Michelle Norwood (filed as Exhibit 10.42 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.28	Warrant in favor of Michelle Norwood (filed as Exhibit 10.43 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.29	Piggyback Registration Rights Agreement in favor of Michelle Norwood (filed as Exhibit 10.44 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.30	Agreement to Convert Short-Term Debt to Long-Term Note between the Company and Carbone Holdings, L.L.C. dated May 31, 2003 (filed as Exhibit 10.45 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.31	Promissory Note between the Company and Carbone Holdings, L.L.C. dated May 31, 2003 (filed as Exhibit 10.46 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.32	Agreement to Convert Short-Term Debt to Long-Term Note between the Company and Active Management, L.L.C. dated May 31, 2003 (filed as Exhibit 10.47 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.33	Promissory Note between the Company and Active Management, L.L.C. dated May 31, 2003 (filed as Exhibit 10.48 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.34	Form of Series A Convertible Preferred Stock and Warrants Purchase Agreement (filed as Exhibit 4.1 to the Company’s Form 8-K dated April 19, 2004 and incorporated herein by reference).

10.35	Form of Registration Rights Agreement (filed as Exhibit 4.2 to the Company’s Form 8-K dated April 19, 2004 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Virchow, Krause & Company, LLP (filed herewith).

31(a)	Certification from John Harris, President and Chief Executive Officer of the Registrant, pursuant to 1 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) (filed herewith).

VISEON, INC.	FORM 10-KSB

31(b)	Certification from Robert A. Wolf, Chief Financial Officer of the Registrant, pursuant to 1 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) (filed herewith).

32(a)	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(b)	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	The Company’s Year 2003 Consultant Compensation Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-102551) filed January 16, 2003.

(b) Reports on Form 8-K

     During the year ended June 30, 2004, the Company filed five Current Reports on Form 8-K. On September 24, 2003, the Company reported on a proposed letter to shareholders. On March 18, 2004, March 22, 2004, March 25, 2004 and April 19, 2004, the Company reported on the private placements of the Company’s equity securities and filed the instruments creating the securities.

Item 14. Principal Accountant Fees and Services.

     Virchow, Krause & Company, LLP, Certified Public Accountants, are the Company’s independent auditors to examine the financial statements of the Company for the fiscal year ended June 30, 2004 and 2003. Virchow, Krause & Company, LLP has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

     Virchow, Krause & Company, LLP was paid aggregate fees of $49,983 and $70,145 for the fiscal years ended June 30, 2004 and 2003, respectively for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the consolidated financial statements included in Company’s quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

     Virchow, Krause & Company, LLP was paid aggregate fees of $4,160 and $0 for the fiscal years ended June 30, 2004 and June 30, 2003, respectively for services related to Form SB-2.

Tax Fees

     Virchow, Krause & Company, LLP was paid aggregate fees of $7,350 and $3,600 for the fiscal years ended June 30, 2004 and 2003, respectively for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

     Virchow, Krause & Company, LLP was paid aggregate fees of $0 and $7,985 for the fiscal years ended June 30, 2004 and 2003, respectively for other professional services.

     The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934. Approximately 58% of the fees paid to Virchow Krause were pre-approved by the audit committee.

     No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Virchow Krause. Furthermore, no work of Virchow Krause with respect to its services rendered to the Company was performed by anyone other than Virchow Krause.

VISEON, INC. AND SUBSIDIARIES

VISEON, INC. AND SUBSIDIARIES

Irving, Texas

June 30, 2004 and 2003

CONSOLIDATED FINANCIAL STATEMENTS

Including Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders, Audit Committee and Board of Directors
Viseon, Inc.

     We have audited the accompanying consolidated balance sheets of Viseon, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viseon, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

     /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
September 8, 2004

VISEON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2004 and 2003

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,339,393		$7,784
Accounts receivable, net of allowance for doubtful accounts of $3,739 and $0 at 2004 and 2003	43,389		4,109
Inventories	14,600		7,079
Prepaid expenses	469,789		46,573

Total Current Assets	5,867,171		65,545

PROPERTY AND EQUIPMENT, NET	35,659		71,882

INTANGIBLE ASSETS, NET	210,157		110,898

TOTAL ASSETS	$6,112,987		$248,325

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES		$
Subordinated notes payable	$0		228,296
Accounts payable	413,674		553,299
Accrued expenses	226,269		104,692
Liabilities of discontinued operations	743,582		1,244,452

Total Current Liabilities	1,383,525		2,130,739

LONG-TERM LIABILITIES
Subordinated notes payable	0		23,333

Total Liabilities	1,383,525		2,154,072

COMMITMENTS AND CONTINGENCIES (note 8)
STOCKHOLDERS’ EQUITY (DEFICIT) (note 10)
Series A convertible preferred stock, $.01 par value per share 5,000,000 shares authorized, 338 and 0 shares issued and outstanding (liquidation preference of $8,450,000)	3		0
Common stock, $.01 par value per share 100,000,000 shares authorized 24,682,907 and 17,829,829 shares issued and outstanding	246,829		178,298
Additional paid-in capital	37,732,562		24,179,469
Accumulated deficit	(33,249,932)		(26,263,514)

Total Stockholders’ Equity (Deficit)	4,729,462		(1,905,747)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,112,987		$248,325

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2004 and 2003

	2004	2003
NET SALES	$286,215	$21,306
COST OF GOODS SOLD	259,087	20,858
RESERVE FOR INVENTORIES	(66,830)	0

Gross Profit	93,958	448
RESEARCH AND DEVELOPMENT	169,982	71,992
SELLING, GENERAL AND ADMINISTRATIVE	2,873,163	2,660,155

Operating Loss	(2,949,187)	(2,731,699)

OTHER INCOME (EXPENSE)
Other income	3,719	5,149
Interest income	12,547	0
Amortization of original issue discount	(916,666)	(349,892)
Interest expense	(127,079)	(106,846)

Other Expense, Net	(1,027,479)	(451,589)

LOSS FROM CONTINUING OPERATIONS	(3,976,666)	(3,183,288)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	348,628	(1,283,102)

NET LOSS	(3,628,038)	(4,466,390)
Preferred Stock Dividends	(3,358,380)	0

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,986,418)	$(4,466,390)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.19)	$(0.21)

Gain (loss) from discontinued operations	$0.01	$(0.08)

Net loss	$(0.18)	$(0.29)

Net loss attributable to common stockholders	$(0.34)	$(0.29)

Weighted average common shares outstanding:
Basic and diluted	20,585,143	15,453,091

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended June 30, 2004 and 2003

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Share	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, June 30, 2002	0	$0	14,172,066	$141,720	$21,713,645	$(21,797,124)	$58,241
Common stock issued for services rendered			1,728,498	17,285	585,171		602,456
Common stock issued for cash			1,623,332	16,234	593,766		610,000
Exercise of common stock options			94,500	945	39,576		40,521
Common stock issued for accounts payable			211,433	2,114	71,887		74,001
Common stock warrants issued in connections with subordinated notes payable					878,409		878,409
Common stock warrants issued for services					292,581		292,581
Compensation related to common stock options					4,434		4,434
Net loss						(4,466,390)	(4,466,390)

BALANCES, June 30, 2003	0	0	17,829,829	178,298	24,179,469	(26,263,514)	(1,905,747)
Convertible preferred stock and common stock warrants issued for cash	338	3			8,449,997		8,450,000
Convertible preferred stock issuance costs					(1,215,859)		(1,215,859)
Accretion of beneficial conversion option for convertible preferred stock					3,135,261	(3,135,261)	0
Preferred stock dividends						(223,119)	(223,119)
Common stock issued for services rendered			990,257	9,903	971,541		981,444
Exercise of common stock options			410,500	4,105	211,575		215,680
Exercise of common stock warrants			1,166,666	11,667	338,333		350,000
Conversion of accounts payable into common stock			103,233	1,032	129,214		130,246
Conversion of subordinated notes and accrued interest into common stock			4,182,422	41,824	1,212,902		1,254,726
Common stock warrants issued for services rendered					124,673		124,673
Common stock warrants issued for cash					5,000		5,000
Common stock warrants issued in connection with subordinated notes payable					126,590		126,590
Compensation related to common stock options and warrants					63,866		63,866
Net loss						(3,628,038)	(3,628,038)

BALANCES, June 30, 2004	338	$3	24,682,907	$246,829	$37,732,562	$(33,249,932)	$4,729,462

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,628,038)	$(4,466,390)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	71,996	68,761
Amortization of original issue discount	916,666	349,892
Compensation related to stock options	40,660	(26,510)
Compensation related to common stock warrants	23,206	30,944
Common stock issued for services rendered	981,444	602,456
Common stock warrants issued for services rendered	124,673	292,581
Loss on retirement of equipment	11,367	0
Gain from discontinued operations	(348,628)	0
Changes in operating assets and liabilities:
Accounts receivable, net	(39,280)	(4,955)
Inventories	(7,521)	(7,079)
Prepaid expenses	(423,216)	(6,590)
Checks written in excess of cash in bank	0	(51,919)
Accounts payable	(5,880)	173,732
Accrued expenses	147,724	15,517

Net Cash Flows used in Operating Activities	(2,134,827)	(3,029,560)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(27,931)	(57,411)
Payments for intangible assets	(118,468)	(4,210)

Net Cash Flows from Investing Activities	(146,399)	(61,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (repayments) on revolving credit facility	0	(1,295,897)
Payments on short-term notes payable	(135,000)	0
Proceeds from subordinated notes payable and warrants issued with notes payable	0	686,706
Proceeds from short-term notes payable and warrants issued with notes payable	200,000	0
Proceeds from issuance of common stock, net of expenses	0	610,000
Proceeds from exercise of common stock options	215,680	40,521
Proceeds from exercise of common stock warrants	350,000	0
Proceeds from sales of common stock warrants	5,000	0
Proceeds from issuance of convertible preferred stock and warrants	8,450,000	0
Payments of convertible preferred stock and warrants issuance costs	(1,215,859)	0
Dividends on convertible preferred stock	(82,286)	0

Net Cash Flows from Financing Activities	7,787,535	41,330

Change in cash and cash equivalents from discontinued operations	(174,700)	3,057,635

Increase in cash and cash equivalents	5,331,609	7,784
CASH AND CASH EQUIVALENTS - Beginning of Year	7,784	0

CASH AND CASH EQUIVALENTS - End of Year	$5,339,393	$7,784

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003

NOTE 1 -  Description of Business

Founded in 1993, Viseon, Inc. (the Company) changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. Historically, the Company had been a developer of its own videoconferencing systems sold primarily to corporate end users.

In 2003, the Company shifted its focus to selling Internet Protocol (IP) broadband videophones. The Company signed a non-exclusive distribution agreement with a company to sell their videophones. The Company’s customer base still consists of the corporate end users but their focus will be shifted to the residential users. The Company extends unsecured credit to customers in the normal course of business.

The Company has two wholly-owned subsidiaries, RSI Systems, Ltd. and Viseon PVT. RSI Systems, Ltd. had customers located primarily in the United Kingdom/Europe and ceased operations in August 2002.

The Company has incurred losses from operations and negative cash flows from operations for the years ended June 30, 2004 and 2003. Management plans to try to increase sales and improve operating results through 1) increased marketing and direct sales activities to corporate customers, 2) continued initiatives to gain acceptance of our product by broadband carriers for sale to their subscribers, 3) continued measures to minimize overhead and 4) initiatives to monetize our intellectual property rights. Management believes that current cash funds and funds generated from operations will be sufficient to cover cash needs for the next fiscal year, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates or the Company does not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives or becoming profitable.

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

     Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of $3,739 and $0 at June 30, 2004 and 2003.

     Inventories

Inventories at June 30, 2004 and 2003 were $14,600 and $7,079 of finished goods consisting principally of videophones and related peripherals. Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over their estimated useful lives, which range from two to three years. Leasehold improvements are amortized over the shorter

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003

of their estimated useful life or the term of the lease. Maintenance, repairs and minor renewals are expensed when incurred.

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

The Company offers an unconditional 30-day right of return on the sale of its VisiFone products. The Company recognizes revenue on shipment and records a reserve for potential returns. The Company’s warranty policy during the first year after the sale includes an obligation to replace during the first 30 days and to repair during the next 11 months. The Company has a one-year warranty with the manufacturer, so there is little, if any, cost to the Company for warranty claims. No warranty reserve has been recorded to date, although the Company will record a reserve if warranty activity increases and there are unrecoverable costs to the Company.

In May 2003, the Company entered into an agreement with a supplier pursuant to which the VisiFone is manufactured under private label for the Company. In most instances, the Company assumes the risks and rewards of ownership of the inventory purchased from the supplier and, accordingly, records revenue on a gross basis. In some cases, the Company does not purchase the inventory from the supplier and does not assume the risks and rewards of ownership and records revenue on a net basis. Substantially all revenues in fiscal 2004 were from sales of the VisiFone purchased from this supplier.

     Shipping and Handling Costs

In accordance with Emerging Issues Task Force (EITF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company is including shipping and handling revenues in sales and shipping and handling costs in cost of goods sold.

     Research and Development Costs

Research and development costs are charged to operations when incurred.

     Advertising Costs

All costs related to advertising the Company’s products are expensed in the period incurred. Advertising expense for the years ended June 30, 2004 and 2003 was $38,488 and $0.

     Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent years. All outstanding options and warrants totaling 20,820,409 and 11,072,909 at June 30, 2004 and 2003, respectively were antidilutive.

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003

     Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employees must pay for the stock. The Company’s general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black Scholes pricing method.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation.” Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net loss and basic diluted net loss per common share would have been changed to the following pro forma amounts:

	2004	2003
Loss attributable to common stockholders
As reported	$(6,986,418)	$(4,466,390)
Pro forma	$(7,212,896)	$(4,592,260)
Basic and diluted loss per share:
As reported	$(0.34)	$(0.29)
Pro forma	$(0.35)	$(0.30)
Stock based compensation:
As reported	$40,660	$(26,510)
Pro forma	$226,478	$125,870

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003: risk-free interest rates of 3.5% and 2.5%, expected option lives of 10 years and 10 years, expected volatility of 30.29% and 73.96% and expected dividend yield of 0% and 0%.

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

     Segment Reporting

The Company was an international seller of videoconferencing systems in the United States and the United Kingdom/Europe. The Company discontinued selling in the United Kingdom/Europe in August 2002. Management believes the Company meets the criteria for aggregating its operating segments into a single reporting segment.

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003

NOTE 3 -  Property and Equipment, Net

Property and equipment consisted of the following at June 30:

	2004	2003
Furniture, equipment and software	$43,326	$942,169
Leasehold improvements	0	5,421

Total Property and Equipment	43,326	947,590
Less: accumulated depreciation and amortization	(7,667)	(875,708)

Property and Equipment, net	$35,659	$71,882

Depreciation and amortization expense was $52,787 and $54,054 for the years ended June 30, 2004 and 2003.

NOTE 4 -  Software

In April 2001, the Company purchased from King Research the intellectual property and rights related to software products for $200,000, plus issuance up to a maximum of 1,000,000 warrants. At the signing of the agreement, the Company issued a warrant for the purchase of 750,000 shares of its common stock at an exercise price of $0.70. These warrants were valued at $326,325 using the Black-Scholes pricing model. In December 2001, the Company issued warrants for 250,000 shares of its common stock at an exercise price of $0.70 per share. These warrants were valued at $182,900 using the Black-Scholes pricing model. The warrants expire in April 2006. This software was considered impaired as of June 30, 2003 and the remaining $421,999 was written off and is included in loss from discontinued operations (see Note 14).

As part of the agreement, the Company entered into three covenants not to compete by paying $25,000 for each agreement. These covenants were considered impaired as of June 30, 2003 and the remaining $19,791 was written off and is included in loss from discontinued operations (see Note 14).

NOTE 5 - Intangible Assets, net

Intangible assets consisted of the following at June 30:

	2004	2003
Patents	$259,600	$141,132
Less: accumulated amortization	(49,443)	(30,234)

Intangible assets, net	$210,157	$110,898

Amortization expense of intangible assets was $19,209 and $14,716 for the years ended June 30, 2004 and 2003. Amortization expense is estimated to approximate $27,000 for each of the years ending 2005, 2006, 2007, 2008 and 2009.

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003

NOTE 6 – Accrued Expenses

Accrued expenses consisted of the following at June 30:

	2004	2003
Accrued preferred dividends	$140,833	$0
Deferred revenue	25,800	0
Accrued compensation	20,167	40,439
Accrued interest	0	36,000
Other accrued liabilities	39,469	28,253

Accrued Expenses	$226,269	$104,692

NOTE 7 –  Debt

In several transactions in fiscal 2002 and 2003, the Company issued convertible promissory notes with warrants to six different lenders in exchange for cash and, in some cases, the assumption of debt. The aggregate principal amount of the notes was $1,106,706. Proceeds were allocated between the notes and warrants, which were valued using the Black-Scholes pricing model. The warrants allow for the purchase of an aggregate of 3,689,019 common shares at $0.30 per share and expire between June 2007 and June 2008. The resulting aggregate original issue discount of $1,106,706 (the fair value of the warrants) was being amortized over the life of the notes using the straight-line method, which approximated the interest method. The Company had been unable to repay interest and principal on the notes when due.

As of December 31, 2003, the Company obtained a waiver from each of its convertible note holders for its failure to make quarterly interest payments when due, and where applicable, to repay the notes on maturity. The terms of the waiver required the Company to repay all accrued interest and past-due principal balances no later than March 31, 2004. The waiver also clarified the Company’s obligation to include all of the underlying common shares for both the convertible note and warrants associated with the indebtedness in the Company’s next registration statement filing. In conjunction with the sale of the Series A Convertible Preferred Stock (see Note 10), the holders of the convertible promissory notes entered into agreements dated March 15, 2004 to convert such notes (totaling $1,254,726, including principal and accrued interest) into 4,182,422 shares of common stock and to release all collateral securing the repayment of such notes. The remaining original issue discount of $432,308 was amortized to interest expense during the year ended June 30, 2004.

In December 2001, the Company entered into a $2,500,000 revolving credit facility agreement with a bank and issued warrants to the lender to purchase up to 200,000 common shares at $1.58 per share through December 2006. The proceeds were allocated between the notes and the warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount was amortized over the life of the note using the straight-line method, which approximates the interest method. The credit facility was due on demand, expired in December 2002 and was collateralized by substantially all assets of the Company. During 2003, the Company assigned their accounts receivable to the bank to reduce the line of credit. In June 2003, the Company had two outside investors payoff the line of credit in exchange for notes payable of $193,353 each. Along with these notes, the Company issued a 5-year warrant to these lenders to purchase 1,289,020 common shares at $0.30 per share. The notes mature in December 2004 with quarterly interest only payments at 12% and are collateralized by substantially all assets of the Company. The notes payable are also convertible into common stock of the Company at a conversion rate of $0.30 per share through December 2004 per the terms of the agreement. The proceeds of $386,706 were allocated between the notes and warrants, which were valued using the Black-Scholes pricing model. The resulting original issue discount of $386,706 (the fair value of the warrants and the beneficial conversion of the notes payable into common stock as defined in Emerging Issues Task Force (EITF) 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”), is being amortized over the life of the notes using the straight-line method, which approximates the interest method. At June 30, 2003, the face amount on these notes was $386,706. As noted above, this facility was converted into common stock during the year ended June 30, 2004.

In December 2003, the Company exchanged two five year warrants to purchase 250,000 shares (each) of common stock at $1.10 per share in satisfaction of short-term notes payable of $65,000. In February 2004, the Company issued five-year warrants to acquire 150,000 shares of common stock for $1.17 per share to one of its lenders in exchange for their agreement to loan the Company $135,000.

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

NOTE 8 – Commitments and Contingencies

     Operating Leases

The Company leases office space under noncancelable operating leases with original terms of monthly to three years expiring in April 2006. One of the leases requires the Company to pay its pro rata share of operating expenses.

Future minimum rental payments due under noncancelable operating leases are as follows for the fiscal years ending June 30:

2005	$79,099
2006	19,188

Total	$98,287

Total rent expense was $99,745 and $83,330 for the years ended June 30, 2004 and 2003.

     Manufacturing Agreement

On August 28, 1996, the Company entered into a manufacturing agreement with a third party custom manufacturer (Manufacturer). Pursuant to this agreement, the Manufacturer agrees to produce the Company’s videoconferencing products and warrants that all products will be free from defects in material and workmanship for twelve months from the date the Company ships to the customer or fifteen months from the date the Manufacturer ships to the Company, whichever comes first.

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

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

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

     Distributor and Dealer Agreements

     In May 2003, the Company entered into an agreement with a supplier pursuant to which the supplier manufactures and private labels the VisiFone for the Company. In most instances, the Company assumes the risks and rewards of ownership of the inventory purchased from the supplier and, accordingly, records revenue on a gross basis. Substantially all revenues in fiscal 2004 were from sales of the VisiFone purchased from this supplier.

     Investor and Recruitment Agreement

In February 2001, in connection with an agreement for seeking potential investors and recruiting and hiring of senior management, the Company issued the rights to purchase warrants for 500,000 shares of its common stock at an exercise price of $0.45. 50,000 warrants were issued and vested immediately and were valued at $10,315 using the Black-Scholes pricing model. Based on the agreement, 450,000 warrants will vest at a rate of 37,500 quarterly and may vest earlier based on the achievement of earnings criteria as defined in the agreement. Based on the agreement, 337,500 warrants vested through the year ended June 30, 2003 with the remaining 112,500 vesting during the year ended June 30, 2004 and were valued at $23,206 and $30,944 using the Black-Scholes pricing model. The warrants expire in February 2006.

Based on the terms of the agreement, the Company must pay a consulting fee. The consulting fee was $500 per month through June 30, 2002, at which time the fee changed to $20,000 a month for additional services provided. There were no fees incurred in fiscal year 2004. This agreement expired in February 2004. Consulting fee expense for the years ended June 30, 2004 and 2003 was $0 and $220,000.

     Major Customers and Concentration of Credit Risk

Sales to one customer represented approximately 43% of net sales for the year ended June 30, 2004 with no accounts receivable from this customer at June 30, 2004. Sales to a different customer represented approximately 25% of net sales for the year ended June 30, 2003, with accounts receivable from three customers representing 100% of total accounts receivable as of June 30, 2003.

     Legal Proceedings

The Company is involved in legal actions in the ordinary course of its business.

During 2001, the Company initiated a suit for reasonable royalties and lost profits associated with alleged infringement of two of the Company’s patents. The Company was unsuccessful in court and the Company and defendant have entered briefs regarding the payment of attorneys’ fees and dismissal of this litigation.

In February 2004, the Company was named as defendant in a lawsuit for approximately $31,000 allegedly owed for past due accounts payable. The plaintiff is also seeking recovery of attorneys’ fees of approximately $10,000. The Company is currently in settlement negotiations with the plaintiff. The Company has accrued $25,111 related to its estimated exposure with this lawsuit.

The Company has been named as a defendant in several lawsuits during fiscal 2003 and 2004 related to amounts allegedly owed for goods and services. During fiscal year 2004, the Company settled these lawsuits for approximately $175,000, which amounts had been previously included in cost of goods sold or selling, general and administrative expenses in the consolidated statement of operations.

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

NOTE 9 – Income Taxes

The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. The Company has incurred cumulative net operating losses for both financial statement and income tax reporting purposes. At June 30, 2004, the Company had Federal and State net operating loss carryforwards of approximately $27,000,000 and research and development credit carryforwards of approximately $234,000. If not used, these carryforwards will begin to expire in 2010. During 1996, a change in ownership occurred pursuant to Section 382 of the Internal Revenue Code that limits the use of loss carryforwards in any one year. Subsequent ownership changes may further limit the use of these net operating loss carryforwards.

	2004	2003
Deferred income tax assets:
Net operating loss carryforwards	$10,995,900	$9,240,000
Asset valuation reserves and other	324,100	896,000
Research and development credit carryforwards	234,000	238,000

	11,554,000	10,374,000
Less: valuation allowance	(11,554,000)	(10,355,200)
Deferred income tax liabilities:
Depreciation and amortization	0	(18,800)

Net deferred income tax assets	$0	$0

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits. The change in the valuation allowance was $1,198,800 and $1,986,400 for the years ended June 30, 2004 and 2003.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended June 30:

	2004	2003
Federal statutory tax rate benefits	(35.0)%	(35.0)%
State tax, net of federal benefit	(5.0)%	(5.0)%
Change in valuation allowance	40.0%	40.0%

Effective tax rate	0.0%	0.0%

NOTE 10 – Stockholders’ Equity (Deficit)

          Series A Convertible Preferred Stock with Warrants

In March and April 2004, the Company sold, in private placement transactions, a total of 338 shares of Series A Convertible Preferred Stock in prepackaged units which included one Series A-1 Warrant and one Series A-2 Warrant for each share of Series A Convertible Preferred Stock (collectively referred to as the “Securities”). The private placement of the Securities resulted in gross proceeds to the Company of $8,450,000, prior to offering expenses. In total, holders of the 338 shares of Series A Convertible Preferred Stock may acquire 16,900,000 shares of our common stock (8,450,000 shares of common stock upon conversion and 8,450,000 shares upon exercise of warrants). The Company’s placement agent received an aggregate placement fee of $845,000 and warrants to purchase 1,267,500 shares of common stock.

Each share of Series A Convertible Preferred Stock is convertible, at the initial conversion price of $1.00, into 25,000 shares of common stock, subject to adjustment under certain conditions. Holders of the Series A Convertible Preferred Stock are entitled to dividends at the rate of 10% per annum payable quarterly in either cash or, at the option of the Company, registered shares of common stock valued at fair market value. Shares of Series A Convertible Preferred Stock are convertible into shares of common stock at the holders’ option at any time and will automatically convert to shares of common stock if certain trading volume and closing price targets on the Company’s common stock are met at various intervals. In addition, shares of the Series A Convertible Preferred Stock participate

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

on an as-if converted basis in any dividends paid on Common Stock. Holders of shares of Series A Convertible Preferred Stock are entitled to voting rights together with the Common Stock, on an as-if converted basis.

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

The shares of common stock underlying the Securities are currently subject to an effective registration statement on Form SB-2 under the Securities Act of 1933, as amended. The Company has agreed to cause this registration statement to continuously remain effective until all such common stock may be sold without regard to an effective registration statement. Failure to maintain a continuously effective registration statement will subject the Company to liability to certain holders of shares of Series A Convertible Preferred Stock in the form of liquidated damages totaling as high as $253,500 per month.

In addition to a placement fee paid in cash, the Company’s placement agent received warrants to purchase a total of 1,267,500 shares of common stock at a purchase price of $1.00 per share for a term of five years from the date of issuance (the “Series A-1-AGENT Warrants”). The exercise price of the Series A-1-AGENT Warrants is subject to adjustment for the issuance of common stock in consideration of an amount less than the then effective exercise price.

     Common Stock

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

During fiscal 2004 and 2003, the Company issued 990,257 and 1,728,498 shares of common stock for consulting services. At June 30, 2004, there were 2,281,245 shares available for issuance.

          Stock Warrants

In January 1998, in connection with the Company’s private offering of 1,671,255 shares of its common stock, the Company issued a warrant to the placement agent for the purchase of 167,126 shares of its common stock at an exercise price of $1.65. The warrant expires January 2008.

During 2003, in connection with the Company’s private offering of 1,040,000 shares of its common stock, the Company issued warrants to the placement agent for the purchase of 260,000 shares of its common stock at an exercise price of $0.25. The warrants expire during 2008. This placement agent also received 350,000 additional warrants for additional services rendered.

During October 2003, the Company sold a five-year warrant to an accredited investor for the purchase of 166,666 shares of common stock at $1.28 per share for $5,000. During December 2003, the Company issued a five-year warrant to an accredited investor for the purchase of 100,000 shares of common stock at $0.84 per share for consulting services. In April 2004, the Company issued a five-year warrant, vesting over a two-year period, for the purchase of 200,000 shares of the Company’s common stock at $1.26 per share to a sales and business development consultant to the Company who is responsible for the Company’s relationship with broadband providers.

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

As of June 30, 2004, warrants to purchase a total of 19,295,159 shares of common stock were outstanding at exercise prices ranging from $0.30 to $3 per share and expiring through June 2014.

		Weighted
		Average
		Exercise
		Price per
	Warrants	Share
Outstanding at June 30, 2002	4,400,762	$0.73
Granted	5,922,351	0.34
Exercised	—	—
Canceled	(695,454)	0.88

Outstanding at June 30, 2003	9,627,659	0.48
Granted	10,834,166	1.15
Exercised	(1,166,666)	0.30
Canceled	—	—

Outstanding at June 30, 2004	19,295,159	$0.86

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

The Company has reserved 2,800,000 shares of common stock for issuance under the plan. At June 30, 2004, 1,615,750 shares remained available for grant. Options issued become exercisable over varying periods as provided in the individual plan agreements and have a term of five or ten years.

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

A summary of changes in common stock options during the years ended June 30, 2004 and 2003 is as follows:

		Weighted
		average
		exercise
		price per
	Options	share
Outstanding at June 30, 2002	1,302,750	$1.06
Granted	13,000	0.49
Exercised	(94,500)	0.43
Canceled	(137,000)	0.90

Outstanding at June 30, 2003	1,084,250	1.13
Granted	459,500	0.99
Exercised	(350,500)	0.55
Canceled	(9,000)	1.13

Outstanding at June 30, 2004	1,184,250	$1.23

Exercisable at June 30, 2004	919,250	$1.30

Exercisable at June 30, 2003	915,500	$1.19

Within the option plan, the weighted average remaining contractual life was 6.9 and 4.3 years for the years ended June 30, 2004 and 2003.

As of June 30, 2004, the Company has granted 341,000 options outside the Plan with a weighted average exercise price of $4.49 and a weighted average remaining contractual life of 2 years. As of June 30, 2003, the weighted average remaining contractual life was 3.1 years. During fiscal year 2004, 60,000 options with weighted average exercise price of $0.40 per share were exercised. There were no options exercised in fiscal year 2003.

The following table summarizes information about stock options outstanding as of June 30, 2004, including those issued outside the Plan:

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.38-0.52	63,000	5.94	$0.43	63,000	$0.43
$0.65-0.93	370,000	7.30	$0.69	350,000	$0.69
$1.00-1.50	602,500	4.57	$1.11	357,500	$1.17
$1.75-2.19	80,000	4.00	$2.19	80,000	$2.19
$2.81-3.00	259,750	3.11	$2.83	259,750	$2.83
$6.25-8.00	150,000	0.27	$7.53	150,000	$7.53

$0.38-8.00	1,525,250	4.59	$1.96	1,260,250	$2.16

The weighted average fair values of options granted in 2004 and 2003 were as follows:

     Fiscal 2004 grants          $0.29
     Fiscal 2003 grants          $0.30

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003

NOTE 11 – Retirement Savings Plan

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of section 401(K) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. Profit sharing contributions by the Company are completely discretionary. The Company made no contributions during the years ended June 30, 2004 and 2003.

NOTE 12 – Related Party Transactions

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

The Company is obligated to pay commissions based on the terms outlined on the agreement. Commission expense and advertising and marketing for the years ended June 30, 2004 and 2003 were $0 and $99,359.

NOTE 13 – Supplemental Disclosure of Cash Flow Information

	2004	2003
Supplemental disclosures of cash paid for Interest	$14,553	$78,888
Noncash investing and financing activities
Accounts payable converted to subordinated note payable	$0	$120,000
Common stock issued for accounts payable	$130,246	$74,001
Subordinated notes and accrued interest converted to common stock	$1,254,726	$0
Subordinated notes converted to common stock warrants	$65,000	$0

NOTE 14 – Discontinued Operations

In January 2003, the Company decided to change its focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. This has been accomplished by the transfer to a third party of its group videoconferencing services contract portfolio and the liquidation of its remaining group videoconferencing assets. The only measurable revenues the Company is now receiving result from the sales of the VisiFone. Therefore, the Company has classified the net assets and operations related to the group videoconferencing business as discontinued operations in the accompanying consolidated financial statements.

For the year ended June 30,
2003
Net sales	$1,011,455
Cost of goods sold	1,878,053
Inventory writedown to lower of cost or market	347,268

Gross loss	(1,213,866)
Research and development	—
Selling, general and administrative	384,899

Operating loss from discontinued operations	(1,598,765)
Other income	315,663

Net loss from discontinued operations	$(1,283,102)

The only significant operating activities of the discontinued operations for the year ended June 30, 2004 was the settlement of certain litigation in amounts less than the Company had accrued, resulting in a gain of $348,628. The only significant assets and liabilities of the discontinued operations at June 30, 2004 and 2003 consisted of certain accounts payable in the amount of $743,582 and $1,244,452.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas on September 28, 2004.

VISEON, INC.

By	/s/ JOHN C. HARRIS

John C. Harris,
Chief Executive Officer and President (Principal Executive Officer)

By	/s/ ROBERT A. WOLF

Robert A. Wolf,
Chief Financial Officer (Principal Financial Officer and Principal
Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JOHN C. HARRIS John C. Harris	Director; Chief Executive Officer and President; (Principal Executive Officer,	September 28, 2004

/s/ ROBERT A. WOLF Robert A. Wolf	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 28, 2004

/s/ BRIAN DAY Brian R. Day	Director	September 28, 2004

/s/ GERARD DUBE Gerard Dube	Director	September 28, 2004

/s/ JOHN O’DONNELL John O’Donnell	Director	September 28, 2004

/s/ CHARLES REY Charles Rey	Director	September 28, 2004