Form 10QSB
period 2004-09-30
VISEON INC
filed 2004-11-12
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number 0-27106

Viseon, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	41-1767211

(State or other jurisdiction	(IRS Employer
Of incorporation or organization)	Identification No.)

8445 Freeport Parkway, Suite 245, Irving, Texas	75063

(Address of principal executive offices)	(Zip Code)

(972) 906-6300
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

The Company had 28,290,067 shares of Common Stock, $0.01 par value per share, outstanding as of November 12, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

Viseon, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VISEON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	June 30,
	2004	2004
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,053,784	$5,339,393
Accounts receivable, net of allowance for doubtful accounts of $3,739 at September 30, 2004 and June 30, 2004	35,077	43,389
Inventories	25,550	14,600
Prepaid expenses	410,442	469,789

Total Current Assets	4,524,853	5,867,171
PROPERTY AND EQUIPMENT, NET	32,049	35,659
INTANGIBLE ASSETS, NET	265,795	210,157

TOTAL ASSETS	$4,822,697	$6,112,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$432,694	$413,674
Accrued expenses	352,771	226,269
Net liabilities of discontinued operations	727,603	743,582

Total Current Liabilities	1,513,068	1,383,525

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $.01 par value per share, 5,000,000 shares authorized, 271 and 338 shares issued and outstanding (liquidation preference of $6,775,000 and $8,450,000)	3	3
Common stock, $.01 par value per share, 100,000,000 shares authorized, 26,848,519 and 24,682,907 shares issued and outstanding	268,485	246,829
Additional paid-in capital	37,940,386	37,732,562
Accumulated deficit	(34,899,245)	(33,249,932)

Total Stockholders’ Equity	3,309,629	4,729,462

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,822,697	$6,112,987

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
NET SALES	$168,169	$30,699
COST OF GOODS SOLD	157,637	35,993

Gross Profit (Loss)	10,532	(5,294)
RESEARCH AND DEVELOPMENT	783,767	1,546
SELLING, GENERAL AND ADMINISTRATIVE	694,673	460,867

Operating Loss	(1,467,908)	(467,707)

OTHER INCOME (EXPENSE)
Interest income	17,642	—
Interest expense	—	(203,534)

Other Income (Expense), net	17,642	(203,534)

LOSS FROM CONTINUING OPERATIONS	(1,450,266)	(671,241)
GAIN FROM DISCONTINUED OPERATIONS	4,979	—

NET LOSS	(1,445,287)	(671,241)
PREFERRED STOCK DIVIDENDS	(204,026)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,649,313)	$(671,241)

Basic and diluted loss per share:
Loss from continuing operations	$(0.06)	$(0.04)
Gain from discontinued operations	$0.00	$0.00
Net loss	$(0.06)	$(0.04)
Net loss attributable to common stockholders	$(0.07)	$(0.04)
Weighted average common shares outstanding:
Basic and diluted	25,177,131	17,971,406

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,445,287)	$(671,241)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	11,239	7,831
Amortization of original issue discount	—	170,303
Compensation related to stock options	—	46,446
Compensation related to issuance of stock	46,250	127,963
Loss on retirement of equipment	—	152
Gain from discontinued operations	(4,979)	—
Changes in operating assets and liabilities:
Accounts receivable, net	8,312	(14,818)
Inventories	(10,950)	6,280
Prepaid expenses	59,347	(63,303)
Accounts payable	19,020	69,237
Accrued expenses	136,060	281,819

Net cash flows used in operating activities	(1,180,988)	(39,331)

Cash flows from investing activities:
Proceeds from sale of equipment	—	1,000
Payments for intangible assets	(63,267)	(5,074)

Net cash used in investing activities	(63,267)	(4,074)

Cash flows from financing activities:
Payments on short-term notes payable	—	(110,000)
Proceeds from subordinated note payable and warrants issued with note payable	—	175,000
Proceeds from exercise of common stock options	—	45,000
Expenses related to preferred stock offering	(26,863)	—
Dividends on convertible preferred stock	(3,491)	—

Net cash provided by (used in) financing activities	(30,354)	110,000

Change in cash and cash equivalents from discontinued operations	(11,000)	(20,000)

Increase (decrease) in cash and cash equivalents	(1,285,609)	46,595
Cash and cash equivalents, beginning of period	5,339,393	7,784

Cash and cash equivalents, end of period	$4,053,784	$54,379

Supplemental cash flow information:
Noncash investing and financing activities Accrued preferred stock dividends converted to common stock	$140,833	$—
Common stock issued for preferred stock dividends	$70,416	$—

See accompanying notes to consolidated financial statements.

VISEON, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003

1. DESCRIPTION OF THE BUSINESS:

Viseon, Inc. (the “Company”), a Nevada corporation, was incorporated on December 21, 1993 and historically had been a developer of its own group videoconferencing systems sold primarily to corporate end users and OEM customers. On July 25, 1995, it completed its initial public offering of its common stock, par value $0.01 per share (the “Common Stock”).

In January 2003, the Company changed its focus from being a group videoconferencing systems manufacturer and reseller to a desktop and consumer video communications systems developer, manufacturer and reseller. The only measurable revenues that the Company is currently realizing are a result of sales of the VisiFone™, the Company’s personal videophone which operates on broadband networks. Therefore, the net assets and operations related to the group videoconferencing business have been classified as discontinued operations in the accompanying consolidated financial statements.

The VisiFone products are low-cost broadband videophone communication devices, which can be used by both consumers and businesses. The VisiFone is a self-contained system that does not require a PC or any external equipment for its operation and the VisiFoneTV model utilizes a standard television monitor for display. Both VisiFone models operate on any broadband connection and home or office network including high-speed Internet connections via DSL or cable modem. The VisiFone is available as either an ITU Standard, H.323 compliant system which is compatible with most corporate video conferencing systems or as a Session-Initiation-Protocol (SIP) compliant device, which is compatible with many of the emerging Voice Over Internet Protocol (VOIP) telephony networks. The VisiFone can be used in corporate, government and educational applications and is priced such that it also has significant potential to be sold to residential consumers who have subscribed to broadband Internet access via cable modem or DSL.

The Company has incurred losses from operations and negative cash flows from operations for the quarters ended September 30, 2004 and 2003. Management plans to try to increase sales and improve operations through 1) increased marketing and direct sales activities to corporate customers, 2) continued initiatives to gain acceptance of our product by broadband carriers for sale to their subscribers, 3) continued measures to minimize overhead and 4) initiatives to monetize our intellectual property rights. Management believes that current cash funds and funds generated from operations will be sufficient to cover cash needs for the 2004-2005 fiscal year, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates or the Company does not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives or becoming profitable.

2. BASIS OF PRESENTATION:

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s June 30, 2004 consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of Viseon, Inc. and its wholly-owned subsidiaries, RSI Systems, Ltd. a subsidiary in the United Kingdom and Viseon PVT, Inc., a Nevada Corporation.

The consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Intangible Assets. The Company amortizes patents over their estimated useful lives of ten years using the straight-line method. Accumulated amortization of intangible assets was $57,071and $49,442 at September 30, 2004 and June 30, 2004, respectively. Amortization expense of intangible assets was $7,628 and $2,453 for the three months ended September 30, 2004 and 2003. Amortization expense is estimated to approximate $27,000 for each of the years ending June 30, 2005, 2006, 2007, 2008 and 2009.

Revenue Recognition. The Company records sales revenue at the time merchandise is shipped and records a reserve for potential returns based upon historical experience rates. In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101,“Revenue Recognition.” SAB No. 101, as amended, sets forth the SEC staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company believes it meets all of the requirements for revenue recognition under SFAS 48 and SAB 101.

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

In May 2003, the Company entered into an agreement with a supplier pursuant to which the supplier manufactures and private labels the VisiFone for the Company. The Company typically assumes the risks and rewards of ownership of the inventory purchased from the supplier and, accordingly, records revenue on a gross basis. Substantially all revenues in the quarters ended September 30, 2004 and 2003 were from sales of the VisiFone purchased from this supplier. In certain limited circumstances, the Company sells goods to customers and does not assume the risks and rewards of ownership and, accordingly, records revenue on a net basis.

Accounts Receivable Reserves. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. If the financial condition of the Company’s customers declines resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation. The Company writes down excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about product life cycles, demand for the Company’s products, market conditions and other pertinent factors. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods.

Loss Per Common Share. Basic loss attributable to common stockholders per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the reporting period. Diluted loss attributable to common stockholders per common share is computed by dividing the loss by the sum of the weighted average number of common shares outstanding plus the number of common share equivalents that represent all additional shares of Common Stock that would have been outstanding if all potentially dilutive securities (primarily stock options, stock warrants and convertible debt) had been exercised. All common stock equivalents outstanding during the three months ended September 30, 2004 and 2003 were anti-dilutive.

Stock Based Compensation. In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s Common Stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options at fair value at the date of grant. The Company has adopted the disclosure only provision of SFAS No. 148, “Accounting for Stock-Based Compensation.”

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and basic and diluted net loss per common share would have been changed to the following pro forma amounts:

	For the three months ended
	September 30,
	2004	2003
Loss attributable to common stockholders
As reported	$(1,649,313)	$(671,241)
Pro forma	(1,767,919)	(687,466)
Basic and diluted loss per common share:
As reported	(0.07)	(0.04)
Pro forma	(0.07)	(0.04)
Stock based compensation:
As reported	—	46,446
Pro forma	118,606	16,225

In determining the compensation cost of options granted during the three months ended September 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Three Months Ended
	September 30,
	2004	2003
Risk-free interest rate	4.25%	N/A
Expected life of options granted	10 Years	N/A
Expected volatility	33.31%	N/A
Expected dividend yield	0%	N/A

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

Each share of Series A Convertible Preferred Stock is convertible, at the initial conversion price of $1.00, into 25,000 shares of Common Stock, subject to adjustment under certain conditions. Holders of the Series A Convertible Preferred Stock are entitled to dividends at the rate of 10% per annum payable quarterly in either cash or, at the option of the Company, registered shares of Common Stock valued at fair market value. Shares of Series A Convertible Preferred Stock are convertible into shares of Common Stock at the holders’ option at any time and will automatically convert to shares of Common Stock if certain trading volume and closing price targets (cumulative average trading volume of at least 125,000 shares per day for 20 consecutive trading days with a cumulative average closing price of no less than $2 per share through March 15, 2006 or $3 per share thereafter, subject to adjustment under certain conditions) on the Company’s Common Stock are met. In addition, shares of the Series A Convertible Preferred Stock participate on an as-if converted basis in any dividends paid on Common Stock. Holders of shares of Series A Convertible Preferred Stock are entitled to voting rights together with the Common Stock, on an as-if converted basis.

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

The shares of Common Stock underlying the Securities are currently subject to an effective registration statement on Form SB-2 under the Securities Act of 1933, as amended. The Company has agreed to cause this registration statement to continuously remain effective until all such Common Stock may be sold without regard to an effective registration statement. Failure to maintain a continuously effective registration statement will subject the Company to liability to certain holders of shares of Series A Convertible Preferred Stock in the form of liquidated damages totaling as high as $253,500 per month. The Company accrued $147,875 for the estimated liquidated damages due to certain holders of shares of Series A Convertible Preferred Stock related to the effective date of the Company’s registration statement occurring twelve days later than the date required in an agreement between the Company and its preferred stockholders.

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

The Company has the right to redeem the Series A-1 Warrants, Series A-2 Warrants and Series A-1-AGENT Warrants at a price of ten cents ($.10) per issuable share upon fifteen days notice if certain trading volume and closing price targets (cumulative average trading volume of at least 125,000 shares per day for 20 consecutive trading days with a cumulative average closing price of no less than $2.50 per share through March 15, 2006 or $3.50 per share thereafter, subject to adjustment under certain conditions) on the Company’s Common Stock are met.

In August and September 2004, holders of 67 shares of the Series A Convertible Preferred Stock elected to convert their shares to Common Stock resulting in the issuance of 1,675,000 shares of Common Stock.

5. COMMITMENTS AND CONTINGENCIES:

Manufacturing Agreement

On August 28, 1996, the Company entered into a manufacturing agreement with a third party custom manufacturer (the “Manufacturer”). Pursuant to this agreement, the Manufacturer agreed to produce the Company’s group videoconferencing products. The agreement may be terminated by either party upon failure of the other party to comply with any material term of the agreement after a 30 day written notice and cure period. In the event of such termination, the Company would be obligated to pay for any goods accepted under the terms of the agreement. The Company may also terminate the agreement upon 30 days written notice. In such case, the Company would be obligated to pay for material and work in progress for products ordered.

The Company and the Manufacturer agreed that the Company would not order any additional products from the Manufacturer, as of June 30, 2003. The Company and the Manufacturer have discussed a potential liability of the Company related to the termination of the manufacturing agreement for which the Company has accrued, in net liabilities of discontinued operations, an estimated potential liability of $518,500.

Distributor and Dealer Agreements

In May 2003, the Company entered into an agreement with a supplier pursuant to which the supplier manufactures and private labels the VisiFone for the Company. In most instances, the Company assumes the risks and rewards of ownership of the inventory purchased from the supplier and, accordingly, records revenue on a gross basis. Substantially all revenues for the three month periods ended September 30, 2004 and 2003 were from sales of the VisiFone purchased from this supplier.

Investor and Recruitment Agreement

In February 2001, in connection with an agreement for seeking potential investors and recruiting and hiring of senior management, the Company issued rights to purchase warrants for 500,000 shares of its Common Stock at an exercise price of $0.45. The agreement also required the payment of consulting fees. As of June 30, 2004, all warrants have vested and been expensed. This agreement expired in February 2004. The warrants expire in February 2006.

Legal Proceedings

The Company is involved in legal actions in the ordinary course of its business.

During 2001, the Company initiated a suit for reasonable royalties and lost profits associated with alleged infringement of two of the Company’s patents. The Company was unsuccessful in court and the Company and defendant have entered briefs regarding the payment of attorneys’ fees and dismissal of this litigation. On September 24, 2004, the United States District Court entered an order denying defendant’s motion for reimbursement of legal fees and costs and this litigation was dismissed.

In February 2004, the Company was named as defendant in a lawsuit for approximately $31,000 allegedly owed for past-due accounts payable. The plaintiff was also seeking recovery of attorneys’ fees of approximately $10,000. The Company has accrued $25,111 related to its estimated exposure with this lawsuit. In October 2004, the Company paid $22,500 in full and final settlement of the plaintiff’s claims and this lawsuit was dismissed.

The Company had been named as a defendant in several lawsuits during fiscal year 2004 and 2003 related to amounts allegedly owed for goods and services. During fiscal year 2004, the Company settled these lawsuits for approximately $175,000, which amounts had been previously included in cost of goods sold or selling, general and administrative expenses in the consolidated statement of operations.

6. STOCKHOLDERS’ EQUITY:

During the three month period ended September 30, 2004, the Company issued 253,402 shares of Common Stock valued at $227,198 for payment of dividends on its Series A Convertible Preferred Stock. In addition, 55,061 shares of Common Stock were issued pursuant to the 2003 Consultant Compensation Plan in payment of approximately $46,250 in services rendered.

During the quarter ended September 30, 2004, 67 shares of Series A Convertible Preferred Stock were converted into 1,675,000 shares of Common Stock.

In September 2004, the Company issued 182,149 shares of Common Stock upon exercise of warrants. In accordance with the warrant agreement, the holder exercised the warrant on a cashless basis by exchanging the right to purchase 107,851 shares valued at $130,500 for the payment otherwise due on exercise of the warrant.

7. DISCONTINUED OPERATIONS:

In January 2003, the Company decided to change its focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. This was accomplished by the transfer to a third party of its group videoconferencing services contract portfolio and the liquidation of its remaining group videoconferencing assets. The only measurable revenues the Company is now receiving result from sales of the

VisiFone. Therefore, the net assets and operations related to the group videoconferencing business have been classified as discontinued operations in the accompanying consolidated financial statements.

8. SUBSEQUENT EVENTS:

In October and November 2004 (through November 10, 2004), 51 shares of Series A Convertible Preferred Stock were converted into 1,275,000 shares of Common Stock.

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect” and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

Readers are referred to the caption “Risk Factors” appearing at the end of Item 1 of the 2004 Annual Report on Form 10-KSB for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis or Plan of Operation

INTRODUCTION

The VisiFone products are low-cost broadband videophone communication devices, which can be used by both consumers and businesses. The VisiFone is a self-contained system that does not require a PC or any external equipment for its operation and the VisiFoneTV model utilizes a standard television monitor for display. Both VisiFone models operate on any broadband connection and home or office network including high-speed Internet connections via DSL or cable modem. The VisiFone is available as either an ITU Standard, H.323 compliant system which is compatible with most corporate video conferencing systems or as a Session-Initiation-Protocol (SIP) compliant device, which is compatible with many of the emerging Voice Over Internet Protocol telephony networks. The VisiFone can be used in corporate, government and educational applications and is priced such that it also has significant potential to be sold to residential consumers who have subscribed to broadband Internet access via cable modem or DSL.

The Company has licensed certain parts of its patents to other companies within the visual communications industry. The Company intends to enter into additional agreements whereby it may grant a license of its intellectual property to third parties in furtherance of developing proprietary consumer broadband videophone products and services, some of which may be based on its existing intellectual property. The Company plans to undertake the development of these products and services jointly with one or more suitable, established manufacturers, which the Company is currently in the process of identifying and selecting. To date the Company has retained independent business enterprises to assist in the design of the general appearance and functionality of our next generation broadband videophones as well as the design and development of the software, electronics and acoustics that will be integrated therein which is the genesis of the next generation VisiFone. The design and development assistance provided by each of these companies is a cooperative effort with our technical support personnel, under the supervision of our technical advisors and senior management to insure strict adherence to the specifications outlined to them by the Company. Additionally, the Company established a relationship with Leadtek, an Asian partner, as a distributor in the U.S. of a broadband videophone manufactured by Leadtek. The Company may also continue forming new relationships with other companies to distribute their products alongside its own products.

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2004 Compared to Three Months ended September 30, 2003.

Net Sales. Net sales for the first quarter of fiscal year 2005 were $168,169, an increase of 447.80% from $30,699 in the first quarter of fiscal year 2004. The increase in sales in the first quarter of fiscal year 2005 was primarily attributable to sales of the Company’s set-top unit to a single customer in the amount of $154,800.

Gross Profit (Loss). Gross profit was $10,532 in the first quarter of fiscal year 2005 compared to a gross loss of $5,294 during the first quarter of fiscal year 2004. The gross profit (loss) in both periods was low as the Company sold the VisiFone at low margins to corporate, government and educational customers for demonstration and evaluation purposes and to promote adoption of the technology in the marketplace.

Research and Development Expenses. Research and development expenses were $783,767 for the first quarter of fiscal year 2005 (466.1% of net sales) compared to $1,546 or 5.0% of net sales for the first quarter of fiscal year 2004. The significant increase was attributable to increased expenditures toward the development of the next generation unit in the VisiFone product line. The Company anticipates that research and development expenses will increase in amount and remain high as a percentage of sales over the next two quarterly periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $694,673 or 413.1% of net sales for the first quarter of fiscal year 2005 compared to $460,867 or 1501.2% of net sales for the first quarter of fiscal year 2004. The increase in selling, general and administrative expenses was primarily due to an increase in number of employees and related costs and an accrual for the estimated liquidated damages due to certain of the Company’s preferred stockholders related to the effective date of the Company’s registration statement occurring twelve days later than the date required in an agreement between the Company and its preferred stockholders.

Other Income (Expense). Other income was $17,642 in the first quarter of fiscal year 2005, compared to other expense of $203,534 in the first quarter of fiscal year 2004. The net increase in other income was attributable to interest earned on the Company’s cash funds in fiscal 2005 and the reduction in interest expense as the Company repaid or converted its interest-bearing debt to equity in fiscal 2004.

Gain from Discontinued Operations. During the first quarter of fiscal 2005, the Company negotiated discounted repayments related to amounts owed to certain creditors. Based on these discounts, the Company recorded a gain from discontinued operations of $4,979.

Preferred Stock Dividends. The results of operations for the first quarter of fiscal 2005 reflect $204,026 for dividends on the Company’s Series A Convertible Preferred Stock which bears dividends at the rate of 10%. Substantially all such dividends were paid by the issuance of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company raised $8,450,000 million (prior to offering expenses) from the sale of its Series A Convertible Preferred Stock with warrants in a series of private placement transactions in March and April 2004. Management believes that current cash funds and funds generated from operations will be sufficient to cover cash needs for the 2004-2005 fiscal year, although there can be no assurance in this regard.

Historically, the Company has generated losses from operations and negative cash flows. For the three months ended September 30, 2004, the Company incurred a net loss attributable to common stockholders of $(1,649,313) and used $1,180,988 of cash in operating activities. The Company used $63,267 of cash in investing activities for payment of costs related to its intellectual property, used $30,354 of cash in financing activities and repaid $11,000 of liabilities related to discontinued operations. Management plans to try to increase sales and improve operating results through (i) increased marketing and direct sales activities to corporate customers, (ii) continued initiatives to gain acceptance of our product by consumer broadband providers for sale to their subscribers and (iii) initiatives to monetize our intellectual property rights. There can be no assurance that we will be successful in achieving these objectives and becoming profitable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to net revenues, allowance for doubtful accounts, sales returns and allowances and accounting for income taxes. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

The Company records sales revenue at the time merchandise is delivered. In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition”, SAB No. 101, as amended, which sets forth the SEC staff ‘s position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized.

When product sales revenue is recognized, we establish and estimated allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenue would result. Revenue from the licensing of patents is recognized at the time a patent agreement is executed and the goods, services and/or cash are received. Our product typically carries a ninety-day to five-year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery cost that differs from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins.

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

Accounting for Income Taxes

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

Item 3. Controls and Procedures

Within 90 days prior to the date of filing this Quarterly Report on Form 10-QSB, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On June 22, 2001, the Company initiated a suit in the United States District Court for the District of Minnesota, Hennepin County, Minnesota against Forgent Networks, Inc. for reasonable royalties and lost profits associated with alleged infringement of the Company’s first two U.S. patents numbers 6,073,192 and 5,802,281. The United States District Court granted a partial summary judgment in favor of Forgent, which resolved certain claims advanced. Forgent and the Company thereafter submitted briefs on the remaining issues, which included the payment of attorneys’ fees and the dismissal of the litigation. On November 24, 2003, the Court dismissed the action finding that said Court lacked subject matter jurisdiction over the action and ruled that each party bear its own attorney’s fees and costs. Subsequent to such ruling, on December 23, 2003, Forgent filed a brief in support of its motion for reimbursement of legal fees and costs. The Company timely filed a reply brief in response thereto in support of its position that the motion was moot as the issue raised therein had been previously ruled on and resolved by November 24, 2003 order. Forgent’s motion for reimbursement of legal fees and costs was denied by order of the United States District Court for the District of Minnesota, Hennepin County dated September 24, 2004, which resulted in the final resolution of this matter.

On or about February 25, 2004, Sprint North Supply Company instituted suit against the Company in the County Court at Law No. 2 of Dallas County, Texas, (Cause No. CC 03-15339 B), styled Sprint North Supply Company vs. Viseon, Inc. d/b/a Viseon Video asserting a claim for $31,033 allegedly owed by the Company on a past due account receivable for goods and services purportedly sold by the Plaintiff as well as an additional $10,344 for attorney’s fees associated with such litigation. When requisite service of process was served on the Company, it filed an Answer denying all of the material allegations advanced by the Plaintiff. In October 2004, the Company paid $22,500 for a full release of all further liability in final settlement of this litigation.

The Company is subject to certain other litigation and claims arising in the ordinary course of business. We do not expect costs related to these claims to have a material adverse effect on our consolidated financial position or our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

     (b) Reports on Form 8-K

On September 9, 2004, the Company filed a Current Report on Form 8-K, which was filed in accordance with Item 5.02, Departure of Directors or Principal Officers, Election of Directors, of such report in connection with the resignation of W.R. Howell as a director and the appointment of John O’Donnell as a member of the Board of Directors.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISEON, INC.

Dated: November 12, 2004	By: /s/ John C Harris

John C. Harris
Its President & Chief Executive Officer

Dated: November 12, 2004	By: /s/ Robert A. Wolf

Robert A. Wolf
Its Chief Financial Officer