Form 10QSB
period 2004-12-31
VISEON INC
filed 2005-02-14
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31 , 2004
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-27106

Viseon, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	41-1767211

(State or other jurisdiction	(IRS Employer
Of incorporation or organization)	Identification No.)

8445 Freeport Parkway, Suite 245, Irving, Texas	75063

(Address of principal executive offices)	(Zip Code)

(972) 906-6300
(Issuer’s Telephone Number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     The Company had 30,635,267 shares of Common Stock, $ 0.01 par value per share, outstanding as of February 14, 2005.

     Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

Viseon, Inc.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VISEON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	June 30,
	2004	2004
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,629,412	$5,339,393
Accounts receivable, net of allowance for doubtful accounts of $3,739 at December 31, 2004 and June 30, 2004	22,007	43,389
Inventories	3,430	14,600
Prepaid expenses	383,583	469,789

Total Current Assets	4,038,432	5,867,171
PROPERTY AND EQUIPMENT, NET	28,533	35,659
INTANGIBLE ASSETS, NET	253,354	210,157

TOTAL ASSETS	$4,320,319	$6,112,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$600,981	$413,674
Accrued expenses	341,936	226,269
Net liabilities of discontinued operations	723,475	743,582

Total Current Liabilities	1,666,392	1,383,525

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $.01 par value per share 5,000,000 shares authorized, 214 and 338 shares issued and outstanding (liquidation preference of $5,350,000 and $8,450,000)	2	3
Common stock, $.01 par value per share 100,000,000 shares authorized 29,607,098 and 24,682,907 issued and outstanding	296,071	246,829
Additional paid-in capital	39,230,552	37,732,562

Accumulated deficit	(36,872,698)	(33,249,932)

Total Stockholders’ Equity	2,653,927	4,729,462

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,320,319	$6,112,987

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2004	2003
NET SALES	$70,833	$37,161
COST OF GOODS SOLD	115,219	30,479
RESERVE FOR INVENTORIES	—	(66,830)

Gross Profit (Loss)	(44,386)	73,512
RESEARCH AND DEVELOPMENT	1,194,700	28,221
SELLING, GENERAL AND ADMINISTRATIVE	600,920	612,065

Operating Loss	(1,840,006)	(566,774)

OTHER INCOME (EXPENSE)
Interest income	12,674	—
Interest expense	—	(214,939)

Other Expense, net	12,674	(214,939)

LOSS FROM CONTINUING OPERATIONS	(1,827,332)	(781,713)
GAIN FROM DISCONTINUED OPERATIONS	1,128	350,748

NET LOSS	(1,776,204)	(430,965)
Preferred Stock Dividends	(147,249)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,973,453)	$(430,965)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.07)	$(0.04)

Gain from discontinued operations	$0.00	$0.02

Net loss	$(0.07)	$(0.02)

Net loss attributable to common stockholders	$(0.07)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	28,051,800	19,377,972

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2004	2003
NET SALES	$239,002	$67,860
COST OF GOODS SOLD	272,856	66,472
RESERVE FOR INVENTORIES	—	(66,830)

Gross Profit (Loss)	(33,854)	68,218
RESEARCH AND DEVELOPMENT	1,978,467	29,767
SELLING, GENERAL AND ADMINISTRATIVE	1,295,593	1,072,932

Operating Loss	(3,307,914)	(1,034,481)

OTHER INCOME (EXPENSE)
Interest income	30,316	—
Interest expense	—	(418,473)

Other Expense, net	30,316	(418,473)

LOSS FROM CONTINUING OPERATIONS	(3,277,598)	(1,452,954)
GAIN FROM DISCONTINUED OPERATIONS	6,107	350,748

NET LOSS	(3,271,491)	(1,102,206)
Preferred Stock Dividends	(351,275)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,622,766)	$(1,102,206)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.12)	$(0.07)

Gain from discontinued operations	$0.00	$0.02

Net loss	$(0.12)	$(0.05)

Net loss attributable to common stockholders	$(0.14)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	26,614,465	19,674,689

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,271,491)	$(1,102,206)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	30,242	15,596
Amortization of original issue discount	—	340,607
Compensation related to stock options	—	53,391
Common stock issued for services rendered	78,048	440,436
Loss on retirement of equipment	—	152
Gain from discontinued operations	(6,107)	(350,748)
Reserve for inventories	—	(66,830)
Changes in operating assets and liabilities:
Accounts receivable, net	21,382	(35,837)
Inventories, net	11,170	38,530
Prepaid expenses	86,206	(2,513)
Accounts payable	187,306	(172,088)
Accrued expenses	150,205	54,055

Net cash flows used in operating activities	(2,713,039)	(443,279)

Cash flows from investing activities:
Proceeds from sale of equipment	—	1,000
Payments for intangible assets	(66,313)	(91,623)

Net cash flows used in investing activities	(66,313)	(90,623)

Cash flows from financing activities:
Payments of subordinated notes payable	—	(110,000)
Proceeds from subordinated note payable and warrants issued with note payable	—	110,000
Proceeds from short-term notes payable	—	155,000
Proceeds from exercise of common stock options	33,500	119,245
Proceeds from exercise of common stock warrants	1,080,225	350,000
Proceeds from sales of common stock warrants	—	5,000

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2004	2003
Payments of convertible preferred stock and warrant issuance costs	(26,863)	—
Dividends on convertible preferred stock	(3,491)	—

Net cash flows from financing activities	1,083,371	629,245

Change in cash and cash equivalents from discontinued operations	(14,000)	(102,750)

Decrease in cash and cash equivalents	(1,709,981)	(7,407)

Cash and cash equivalents, beginning of period	5,339,393	7,784

Cash and cash equivalents, end of period	$3,629,412	$377

Supplemental cash flow information:
Cash paid for interest, net of original issue discount	$—	$44,665

Noncash investing and financing activities:
Accounts payable converted to common stock	$—	$130,246
Short-term notes converted into common stock and warrants	—	65,000
Accrued preferred stock dividends converted to common stock	254,981	—
Common stock issued for preferred stock dividends	114,374	—

See accompanying notes to consolidated financial statements.

VISEON, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004 and 2003

1. DESCRIPTION OF THE BUSINESS:

Viseon, Inc. (the “Company”), a Nevada corporation, was incorporated on December 21, 1993 and historically had been a developer of its own group videoconferencing systems sold primarily to corporate end users and OEM customers. On July 25, 1995, it completed its initial public offering of its common stock, par value $0.01 per share (the “Common Stock”).

In January 2003, the Company changed its focus from being a group videoconferencing systems manufacturer and reseller to a desktop and consumer broadband communications systems developer and reseller. The only measurable revenues that the Company is currently realizing are as a result of sales of the VisiFone™, the Company’s personal videophone which operates on broadband networks. Therefore, we have classified the net assets and operations related to the group videoconferencing business as discontinued operations in the accompanying consolidated financial statements.

The VisiFone products are low-cost broadband communication devices, which can be used by both consumers and businesses for both audio and audio/ video calling over high speed internet connections. The VisiFone is a self-contained system that does not require a PC or any external equipment for its operation. It will utilize virtually any broadband connection and home or office network including high-speed Internet connections via DSL or cable modem.

The first generation of VisiFone has been available to customers, primarily for testing, since 2003. It is available as either an ITU Standard, H.323 compliant system which is compatible with most corporate video conferencing systems or as a Session-Initiation-Protocol (SIP) compliant device, which is compatible with many of the emerging Voice Over Internet Protocol (VoIP) telephony networks. The VisiFone can be used in corporate, government and educational applications and is priced such that it also has significant potential to be sold to residential consumers who have subscribed to broadband Internet access via cable modem or DSL.

The second generation of VisiFone has been developed by the Company based on input from various broadband carriers and VoIP marketers. Shipments are expected to begin during the fourth quarter of fiscal 2005.

The new VisiFone is the first Digital Home Telephone designed for VoIP. It provides users with several unique features including Digital Wideband audio, H.264 video communications capabilities, integrated terminal adapter functionality and multiple optional screen sizes. Viseon has filed a number of patent applications related to the new VisiFone technology, design and functionality.

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

The Company has incurred losses from operations and negative cash flows from operations for the quarters ended December 31, 2004 and 2003. Management plans to try to increase sales and improve operations through 1) increased marketing and direct sales activities to corporate customers, 2) continued initiatives to gain acceptance of our product by broadband carriers for sale to their subscribers, 3) continued measures to minimize overhead and 4) initiatives to monetize our intellectual property rights. Management believes that current cash funds and funds generated from operations will be sufficient to cover cash needs for the 2004-2005 fiscal year, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates or the Company does not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives or becoming profitable.

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

The consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods. Operating results for the three months and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Intangible Assets. The Company amortizes patents over their estimated useful lives of ten years using the straight-line method. Accumulated amortization of intangible assets was $65,003 and $49,442 at December 31, 2004 and June 30, 2004, respectively. Amortization expense of intangible assets was $7,932 and $3,678 for the three months ended December 31, 2004 and 2003, and was $15,560 and $6,131 for the six months ended December 31, 2004 and 2003. Amortization expense is estimated to approximate $27,000 for each of the years ending June 30, 2005, 2006, 2007, 2008 and 2009.

Revenue Recognition. The Company records sales revenue at the time merchandise is shipped and records a reserve for potential returns based upon historical experience rates. In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 104,“Revenue Recognition.” SAB No. 104, as amended, sets forth the SEC staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company believes it meets all of the requirements for revenue recognition under SFAS 48 and SAB 104.

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

Loss Per Common Share. Basic loss attributable to common stockholders per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the reporting period. Diluted loss attributable to common stockholders per common share is computed by dividing the loss by the sum of the weighted average number of common shares outstanding plus the number of common share equivalents that represent all additional shares of Common Stock that would have been outstanding if all potentially dilutive securities (primarily stock options, stock warrants and convertible debt) had been exercised. All options and warrants outstanding during the three months and six months ended December 31, 2004 and 2003 were anti-dilutive to earnings per share.

Stock Based Compensation. In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s Common Stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options at fair value at the date of grant. The Company has adopted the disclosure only provision of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and basic and diluted net loss per common share would have been changed to the following pro forma amounts:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Loss attributable to common stockholders
As reported	$(1,973,453)	$(430,965)	$(3,622,766)	$(1,102,206)
Pro forma	(2,033,457)	(447,190)	(3,801,376)	(1,134,656)
Basic and diluted loss per share:
As reported	(0.07)	(0.02)	(0.14)	(0.06)
Pro forma	(0.07)	(0.02)	(0.14)	(0.06)
Stock based compensation:
As reported	—	6,945	—	53,391
Pro forma	60,004	16,225	178,610	32,450

In determining the compensation cost of options granted during the three months and six months ended December 31, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Risk-free interest rate	4.25%	N/A	4.25%	N/A
Expected life of options granted	10 Years	N/A	10 Years	N/A
Expected volatility	33.31%	N/A	33.31%	N/A
Expected dividend yield	0%	N/A	0%	N/A

4. RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2004. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material effect on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” which amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.

5. CONVERTIBLE PREFERRED STOCK AND WARRANTS:

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

Each share of Series A Convertible Preferred Stock is convertible, at the initial conversion price of $1.00, into 25,000 shares of Common Stock, subject to adjustment under certain conditions. Holders of the Series A Convertible Preferred Stock are entitled to dividends at the rate of 10% per annum payable quarterly in either cash or, at the option of the Company, registered shares of Common Stock valued at fair market value. Shares of Series A Convertible Preferred Stock are convertible into shares of Common Stock at the holders’ option at any time and will automatically convert to shares of Common Stock if certain trading volume and closing price targets on the Company’s Common Stock are met at various intervals. The closing price targets are $2.00 per share through August 16, 2006 and $3.00 per share thereafter. The trading volume target is an average of 125,000 shares per day over a consecutive 20-day period during which the applicable closing price target has been met or exceeded. In addition, shares of the Series A Convertible Preferred Stock participate on an as-if converted basis in any dividends paid on Common Stock. Holders of shares of Series A Convertible Preferred Stock are entitled to voting rights together with the Common Stock, on an as-if converted basis.

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

The shares of Common Stock underlying the Securities are currently subject to an effective registration statement on Form SB-2 under the Securities Act of 1933, as amended. The Company has agreed to cause this registration statement to continuously remain effective until all such Common Stock may be sold without regard to an effective registration statement. Failure to maintain a continuously effective registration statement will subject the Company to liability to certain holders of shares of Series A Convertible Preferred Stock in the form of liquidated damages totaling as high as $253,500 per month. The company has recorded a charge of $147,875 in Selling, General & Administrative Expenses for the

estimated penalty due to certain of the Company’s preferred stockholders related to the effective date of the Company’s registration statement occurring twelve days later than the date required in an agreement between the Company and its preferred stockholders.

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

The Series A-1 Warrants, Series A-2 Warrants and Series A-1-Agent Warrants each contain provisions allowing the Company to repurchase the warrants from the holders upon 15 days notice at $0.10 per warrant share if certain trading volume and closing price targets on the Company’s Common Stock are met at various intervals. The closing price targets are $2.50 per share through August 16, 2006 and $3.50 per share thereafter. The trading volume target is an average of 125,000 shares per day over a consecutive 20-day period during which the applicable closing price target has been met or exceeded.

From August through December 2004, holders of 124 shares of the Series A Convertible Preferred Stock elected to convert their shares to Common Stock, resulting in the issuance of 3,100,000 shares of Common Stock.

6. COMMITMENTS AND CONTINGENCIES:

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

As of June 30, 2003, the Company and the Manufacturer agreed that the Company will no longer place orders for its MediaPro384® group videoconferencing product line from the Manufacturer. The agreement has not yet been terminated; however, the Company and the Manufacturer have entered into discussions regarding the potential obligation that may arise from the termination of the agreement and the Company has accrued an estimate of that potential liability of $518,500. This amount is classified on the balance sheet under net liabilities of discontinued operations.

Distributor and Dealer Agreements

In May 2003, the Company entered into an agreement with a supplier pursuant to which the supplier manufactures and private labels the VisiFone for the Company. The agreement expired in accordance with its terms in May 2004 although the Company has continued purchasing VisiFones at the pricing contained in the expired agreement. In most instances, the Company assumes the risks and rewards of ownership of the inventory purchased from the supplier and, accordingly, records revenue on a gross basis. Substantially all revenues for the three month and six month periods ended December 31, 2004 and 2003 were from sales of the VisiFone purchased from this supplier.

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

The Company had been named as a defendant in several lawsuits during fiscal year 2004 and 2003 related to amounts allegedly owed for goods and services. During fiscal year 2004, the Company settled several of these lawsuits for approximately $175,000, which amounts had been previously included in cost of goods sold or selling, general and administrative expenses in the consolidated statement of operations.

7. STOCKHOLDERS’ EQUITY (DEFICIT):

During the quarter ended December 31, 2004, the Company issued 167,660 shares of Common Stock valued at $172,229 for payment of dividends on its Series A Convertible Preferred Stock. In addition, 15,946 shares of Common Stock were issued pursuant to the Consultant Compensation Plan in payment of approximately $31,800 in services rendered.

During the quarter ended December 31, 2004, 57 shares of Series A Convertible Preferred Stock with a liquidation preference of $1,425,000 were converted into 1,425,000 shares of Common Stock.

In December 2004, the Company issued 1,104,973 shares of Common Stock upon exercise of warrants. One holder exercised a warrant to purchase 114,473 shares of Common Stock on a cashless basis by exchanging the right to purchase 35,527 shares valued at $67,500 for the payment otherwise due on exercise of the warrant. Several holders exercised warrants to purchase 990,500 shares of Common Stock for cash proceeds of $1,080,225.

In December 2004, the Company issued 45,000 shares of Common Stock upon exercise of options. The Company received proceeds of $33,500.

8. DISCONTINUED OPERATIONS:

In January 2003, the Company decided to change its focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. This was accomplished by the transfer to a third party of its group videoconferencing services contract portfolio and the liquidation of its remaining group videoconferencing assets. The only measurable revenues we are now receiving result from the sales of the VisiFone. Therefore, the Company classified the net assets and operations related to the group videoconferencing business as discontinued operations in the accompanying consolidated financial statements.

9. SUBSEQUENT EVENTS:

In January 2005, 28 shares of Series A Convertible Preferred Stock with a liquidation preference of $700,000 were converted into 700,000 shares of Common Stock. In addition, the Company issued 250,000 shares of Common Stock upon exercise of warrants, pursuant to which the Company received proceeds of $270,000.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Three Months ended December 31, 2004 Compared to Three Months ended December 31, 2003.

Net Sales. Net sales for the second quarter of fiscal year 2005 were $70,833, an increase of 190.6% from $37,161 in the second quarter of fiscal year 2004. The increase in sales in the second quarter of fiscal year 2005 was primarily attributable to sales of the VisiFone to a major broadband carrier in the amount of $63,571. The Company expects sales to remain low as it focuses its efforts on final design and marketing of the next generation of VisiFone Unit.

Gross Profit (Loss). Gross loss was ($44,386) in the second quarter of fiscal year 2005 compared to a gross profit of $73,512 during the second quarter of fiscal year 2004. The gross loss in the second quarter of fiscal year 2005 was attributable to the sale of units below the Company’s cost for the purpose of testing adoption of the VisiFone by consumers. For the next two quarters, the Company expects to continue to sell the VisiFone at low or negative margins to corporate, government and educational customers for demonstration and evaluation purposes and to promote adoption of the technology in the marketplace.

Research and Development Expenses. Research and development expenses were $1,194,700 for the second quarter of fiscal year 2005 (1,686.6% of net sales) compared to $28,221 (75.9% of net sales) for the second quarter of fiscal year 2004. The significant increase was attributable to increased expenditures toward the development of the next generation unit in the VisiFone product line. The Company anticipates that research and development expenses will remain high as a percentage of sales over the next two quarterly periods as the Company continues to develop the next generation VisiFone.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $600,920 (848.4% of net sales) for the second quarter of fiscal year 2005 compared to $612,065 (1,647.1% of net sales) for the second quarter of fiscal year 2004. Selling, general and administrative expenses were relatively constant between periods, reflecting a consistent level of expenditures in the Company’s administrative operations.

Other Income (Expense). Other income was $12,674 in the second quarter of fiscal year 2005, compared to other expense of ($214,939) in the second quarter of fiscal year 2004. The net increase in other income was attributable to interest earned on the Company’s cash funds in fiscal 2005 and the reduction in interest expense as the Company repaid or converted its interest-bearing debt to equity in fiscal 2004.

Gain from Discontinued Operations. During the second quarters of fiscal 2005 and 2004, the Company negotiated discounted repayments related to amounts owed to certain creditors. Based on these discounts, the Company recorded a gain from discontinued operations of $1,128 in the second quarter of fiscal 2005 and $350,748 in the second quarter of fiscal 2004.

Preferred Stock Dividends. The results of operations for the second quarter of fiscal 2005 reflect a charge of $147,249 for dividends on the Company’s Series A Convertible Preferred Stock which bears dividends at the rate of 10% per annum. Substantially all such dividends were paid by the issuance of Common Stock.

Six Months ended December 31, 2004 Compared to Six Months ended December, 2003.

Net Sales. Net sales for the first six months of fiscal year 2005 were $239,002, an increase of 352.2% from $67,860 in the first six months of fiscal year 2004. The increase in sales in the first half of fiscal year 2005 was primarily attributable to sales of the Company’s VisiFone unit to two customers in the amount of $218,371. The Company expects sales to remain low as it focuses its efforts on final design and marketing of the next generation VisiFone Unit.

Gross Profit (Loss). Gross loss was ($33,854) in the first half of fiscal year 2005 compared to a gross profit of $68,218 during the first half of fiscal year 2004. The gross loss in the first half of fiscal 2005 was attributable to the sale of units below the Company’s cost to a major broadband carrier for the purpose of testing the adoption of the VisiFone by consumers. This gross loss was partially offset by low margin sales to other customers during the first fiscal quarter. For the next two quarters, the Company expects to continue to sell the VisiFone at low or negative margins to corporate, government and educational customers for demonstration and evaluation purposes and to promote adoption of the technology in the marketplace.

Research and Development Expenses. Research and development expenses were $1,978,467 for the first half of fiscal year 2005 (827.8% of net sales) compared to $29,767 (43.9% of net sales) for the first half of fiscal year 2004. The significant increase was attributable to increased expenditures toward the development of the next generation unit in the VisiFone product line. The Company anticipates that research and development expenses will decrease in amount and remain high as a percentage of sales over the next two quarterly periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,295,593 (542.1% of net sales) for the first half of fiscal year 2005 compared to $1,072,932 (1,581.1% of net sales) for the first half of fiscal year 2004. The increase in selling, general and administrative expenses was primarily due to an accrual for the estimated penalty due to certain of the Company’s preferred stockholders related to the effective date of the Company’s registration statement occurring twelve days later than the date required in an agreement between the Company and its preferred stockholders.

Other Income (Expense). Other income was $30,316 in the first half of fiscal year 2005, compared to other expense of $418,473 in the first half of fiscal year 2004. The net increase in other income was attributable to interest earned on the Company’s cash funds in fiscal 2005 and the reduction in interest expense as the Company repaid or converted its interest-bearing debt to equity in fiscal 2004.

Gain from Discontinued Operations. During the first half of fiscal 2005 and 2004, the Company negotiated discounted repayments related to amounts owed to certain creditors. Based on these discounts, the Company recorded a gain from discontinued operations of $6,107 for the first half of fiscal 2005 and $350,748 for the first half of fiscal 2004.

Preferred Stock Dividends. The results of operations for the first half of fiscal 2005 reflect a charge of $351,275 for dividends on the Company’s Series A Convertible Preferred Stock which bears dividends at the rate of 10%. Substantially all such dividends were paid by the issuance of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company raised $8,450,000 (prior to offering expenses) from the sale of its Series A Convertible Preferred Stock with warrants in a series of private placement transactions in March and April 2004. In addition, the Company raised an additional $1,350,225 in December 2004 and January 2005 from the exercise by holders of certain of the Company’s common stock purchase warrants. Management believes that the funds generated from the recent private placement financing activities and warrant exercises will be sufficient to cover the cash needs of the Company for the next twelve months, although there can be no assurance in this regard. Proceeds from remaining outstanding warrants could generate an additional $14.7 million, although certain warrants have cashless exercise provisions. However, there can be no assurance that any additional warrants will be exercised.

Historically, the Company has generated losses from operations and negative cash flows. For the six months ended December 31, 2004, the Company incurred a net loss attributable to common stockholders of $3,622,766. For the same period, the Company used $2,713,039 in operating activities, used $66,313 in investing activities for payment of costs related to its intellectual property, and generated $1,083,371 from financing activities, primarily due to the warrant exercises.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

The Company records sales revenue at the time merchandise is delivered. In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”, SAB No. 104, as amended, which sets forth the SEC staff ‘s position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized.

When product sales revenue is recognized, we establish and estimate allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimate liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenue would result. Revenue from the licensing of patents is recognized at the time a patent agreement is executed and the goods, services and/or cash are received. Our product typically carries a ninety-day to five-year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery cost that differs from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins.

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

None.

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

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISEON, INC.

Dated: February 14, 2005	By:	/s/ John C Harris

John C. Harris
Its President & Chief Executive Officer

Dated: February 14, 2005	By:	/s/ Robert A. Wolf

Robert A. Wolf
Its Chief Financial Officer