Form 10QSB
period 2005-03-31
VISEON INC
filed 2005-05-16
CIK 936130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

(972) 906-6300
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

The Company had 32,849,070 shares of Common Stock, $ 0.01 par value per share, outstanding as of May 12, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Viseon, Inc.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VISEON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	June 30,
	2005	2004
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,957,755	$5,339,393
Accounts receivable, net of allowance for doubtful accounts of $3,739 as of March 31, 2005 and June 30, 2004	25,636	43,389
Inventories	4,108	14,600
Prepaid expenses	336,834	469,789

Total Current Assets	2,324,333	5,867,171
PROPERTY AND EQUIPMENT, NET	27,510	35,659
INTANGIBLE ASSETS, NET	264,790	210,157

TOTAL ASSETS	$2,616,633	$6,112,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$532,348	$413,674
Accrued expenses	288,195	226,269
Net liabilities of discontinued operations	723,475	743,582

Total Current Liabilities	1,544,018	1,383,525

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, $.01 par value per share 5,000,000 shares authorized, 159 and 338 shares issued and outstanding (liquidation preference of $3,975,000 and $8,450,000)	2	3
Common stock, $.01 par value per share 100,000,000 shares authorized 31,706,061 and 24,682,907 issued and outstanding	317,061	246,829
Additional paid-in capital	39,718,129	37,732,562
Accumulated deficit	(38,962,577)	(33,249,932)

Total Stockholders’ Equity	1,072,615	4,729,462

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,616,633	$6,112,987

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

NET SALES	$619	$88,916
COST OF GOODS SOLD	8,373	87,316

Gross Profit (Loss)	(7,754)	1,600
RESEARCH AND DEVELOPMENT	1,348,087	46,718
SELLING, GENERAL AND ADMINISTRATIVE	629,858	689,386

Operating Loss	(1,985,699)	(734,504)

OTHER INCOME (EXPENSE)
Interest income	11,497	—
Interest expense	—	(563,750)

Other Income (Expense), net	11,497	(563,750)

LOSS FROM CONTINUING OPERATIONS	(1,974,202)	(1,298,254)
GAIN FROM DISCONTINUED OPERATIONS	—	26,563

NET LOSS	(1,974,202)	(1,271,691)

Preferred Stock Dividends	(115,676)	(2,270,875)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,089,878)	$(3,542,566)

Basic and diluted loss per share:
Loss from continuing operations	$(0.07)	$(0.06)

Net loss	$(0.07)	$(0.06)

Net loss attributable to common stockholders	$(0.07)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	30,311,060	20,727,838

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

NET SALES	$239,621	$156,776
COST OF GOODS SOLD	281,229	153,788
RESERVE FOR INVENTORIES	—	(66,830)

Gross Profit (Loss)	(41,608)	69,818
RESEARCH AND DEVELOPMENT	3,326,554	76,485
SELLING, GENERAL AND ADMINISTRATIVE	1,925,451	1,762,318

Operating Loss	(5,293,613)	(1,768,985)

OTHER INCOME (EXPENSE)
Interest income	41,813	—
Interest expense	—	(982,223)

Other Income (Expense), net	41,813	(982,223)

LOSS FROM CONTINUING OPERATIONS	(5,251,800)	(2,751,208)
GAIN FROM DISCONTINUED OPERATIONS	6,107	377,311

NET LOSS	(5,245,693)	(2,373,897)

Preferred Stock Dividends	(466,951)	(2,270,875)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,712,644)	$(4,644,772)

Basic and diluted loss per share:
Loss from continuing operations	$(0.19)	$(0.14)

Gain from discontinued operations	$—	$0.02

Net loss	$(0.19)	$(0.12)

Net loss attributable to common stockholders	$(0.20)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	27,968,163	19,354,080

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(5,245,693)	$(2,373,897)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	41,593	22,268
Amortization of original issue discount	—	855,076
Compensation related to stock options	—	40,660
Common stock issued for services rendered	78,048	514,043
Common stock warrants issued for services rendered	—	39,871
Loss on retirement of equipment	—	152
Gain from discontinued operations	(6,107)	(377,311)
Reserve for inventories	—	(66,830)
Changes in operating assets and liabilities:
Accounts receivable, net	17,753	16,466
Inventories, net	10,492	20,950
Prepaid expenses	132,955	(79,807)
Accounts payable	118,674	70,127
Accrued expenses	119,354	358,400

Net cash flows used in operating activities	(4,732,931)	(959,832)

Cash flows from investing activities:
Purchases of property and equipment	(2,370)	(2,896)
Proceeds from sale of equipment	—	1,000
Payments for intangible assets	(85,707)	(118,469)

Net cash flows from investing activities	(88,077)	(120,365)

Cash flows from financing activities:
Payments of notes payable	—	(202,936)
Proceeds from subordinated note payable	—	110,000
Proceeds from short-term notes payable	—	155,000
Proceeds from exercise of common stock options	33,500	212,495

Continued
See accompanying notes to consolidated financial statements.

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2005	2004

Proceeds from exercise of common stock warrants	1,450,225	350,000
Proceeds from sales of common stock warrants	—	5,000
Proceeds from issuance of convertible preferred stock and warrants	—	5,725,000
Payments of convertible preferred stock and warrant issuance costs	(26,863)	(666,400)
Dividends on convertible preferred stock	(3,492)	—

Net cash flows from financing activities	1,453,370	5,688,159

Change in cash and cash equivalents from discontinued operations	(14,000)	(107,950)

Increase (decrease) in cash and cash equivalents	(3,381,638)	4,500,012

Cash and cash equivalents, beginning of period	5,339,393	7,784

Cash and cash equivalents, end of period	$1,957,755	$4,507,796

See accompanying notes to consolidated financial statements.

Supplemental cash flow information:
Cash paid for interest, net of original issue discount	—	71,817

Noncash investing and financing activities
Accounts payable converted to common stock	—	130,246
Short-term notes converted into common stock warrants	—	65,000
Convertible notes converted into common stock	—	1,254,726
Accrued preferred stock dividends converted to common stock	344,122	—
Common stock issued for preferred stock dividends	141,458	—
Conversion of preferred stock to common stock	44,750	—
Cashless exercise of warrants	3,498	—

VISEON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004

1. DESCRIPTION OF THE BUSINESS:

Viseon, Inc. (the “Company”), a Nevada corporation, was incorporated on December 21, 1993 and historically had been a developer of its own group videoconferencing systems sold primarily to corporate end users and OEM customers. On July 25, 1995, it completed its initial public offering of its common stock, par value $0.01 per share (the “Common Stock”).

In January 2003, the Company changed its focus from being a group videoconferencing systems manufacturer and reseller to a desktop and consumer broadband communications systems developer and reseller. The only measurable revenues that the Company is currently realizing are as a result of sales of the VisiFone(TM), the Company’s personal videophone which operates on broadband networks. Therefore, we have classified the net assets and operations related to the group videoconferencing business as discontinued operations in the accompanying consolidated financial statements.

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

The second generation of VisiFone has been developed by the Company based on input from various broadband carriers and VoIP marketers. Shipments are expected to begin during the first quarter of fiscal 2006.

The Company has incurred losses from operations and negative cash flows from operations for the quarters ended March 31, 2005 and 2004. Management plans to try to increase sales and improve operations through 1) continued initiatives to gain acceptance of our product by broadband carriers for sale to their subscribers, 2) continued measures to minimize overhead and 3) initiatives to monetize our intellectual property rights. Management believes that current cash funds and funds generated from operations will be sufficient to cover cash needs for the remainder of the 2005 fiscal year, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates or the Company does not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives or becoming profitable.

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

The consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods. Operating results for the three months and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Intangible Assets. The Company amortizes patents over their estimated useful lives of ten years using the straight-line method. Accumulated amortization of intangible assets was $72,961 and $49,442 at March 31, 2005 and June 30, 2004, respectively. Amortization expense of intangible assets was $7,958 and $3,679 for the three months ended March 31, 2005 and 2004, and was $23,518 and $9,810 for the nine months ended March 31, 2005 and 2004. Amortization expense is estimated to approximate $27,000 for each of the years ending June 30, 2005, 2006, 2007, 2008 and 2009.

Revenue Recognition. The Company records sales revenue at the time merchandise is shipped and records a reserve for potential returns based upon historical experience rates. In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition.” SAB No. 101, as amended by SAB No. 104, sets forth the SEC staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

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

Loss Per Common Share. Basic loss attributable to common stockholders per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the reporting period. Diluted loss attributable to common stockholders per common share is computed by dividing the loss by the sum of the weighted average number of common shares outstanding plus the number of common share equivalents that represent all additional shares of Common Stock that would have been outstanding if all potentially dilutive securities (primarily stock options, stock warrants and convertible debt) had been exercised. All options and warrants outstanding during the three months and nine months ended March 31, 2005 and 2004 were anti-dilutive to earnings per share.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss and basic and diluted net loss per common share would have been changed to the following pro forma amounts:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Loss attributable to common stockholders
As reported	$(2,089,878)	$(3,542,566)	$(5,712,644)	$(4,644,772)
Pro forma	(2,171,808)	(3,592,838)	(5,973,184)	(4,727,494)
Basic and diluted loss per share:
As reported	(0.07)	(0.17)	(0.19)	(0.24)
Pro forma	(0.07)	(0.17)	(0.21)	(0.24)
Stock based compensation:
As reported	—	(12,731)	—	40,660
Pro forma	81,930	50,272	260,540	82,722

The Company did not grant any options during the three months or the nine months ended March 31, 2004.In determining the compensation cost of options granted during the three months and nine months ended March 31, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Risk-free interest rate	4.00%	N/A	4.00%	N/A
Expected life of options granted	10 Years	N/A	10 Years	N/A
Expected volatility	42.04%	N/A	42.04%	N/A
Expected dividend yield	0%	N/A	0%	N/A

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning July 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.

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

The shares of Common Stock underlying the Securities are currently subject to an effective registration statement on Form SB-2 under the Securities Act of 1933, as amended. The Company has agreed to cause this registration statement to continuously remain effective until all such Common Stock may be sold without regard to an effective registration statement. Failure to maintain a continuously effective registration statement will subject the Company to liability to certain holders of shares of Series A Convertible Preferred Stock in the form of liquidated damages totaling as high as $253,500 per month. The Company has recorded a charge of $147,875 during the quarter ended September 30, 2004 in Selling, General & Administrative Expenses for the estimated penalty due to certain of the Company’s preferred stockholders related to the effective date of the Company’s registration statement occurring twelve days later than the date required in an agreement between the Company and its preferred stockholders.

The Company’s placement agent received an aggregate placement fee of $845,000 and warrants to purchase 1,267,500 shares of Common Stock at a purchase price of $1.00 per share for a term of five years from the date of issuance (the “Series A-1-AGENT Warrants”). The exercise price of the Series A-1-AGENT Warrants is subject to adjustment for the issuance of Common Stock in consideration of an amount less than the then effective exercise price.

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

From August 2004 through March 2005, holders of 179 shares of the Series A Convertible Preferred Stock elected to convert their shares to Common Stock, resulting in the issuance of 4,475,000 shares of Common Stock.

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

As of June 30, 2003, the Company and the Manufacturer agreed that the Company will no longer place orders for its MediaPro384(R) group videoconferencing product line from the Manufacturer. The agreement has not yet been terminated; however, the Company and the Manufacturer have entered into discussions regarding the potential obligation that may arise from the termination of the agreement and the Company has accrued an estimate of that potential liability of $518,500. This amount is classified on the balance sheet under net liabilities of discontinued operations.

Distributor and Dealer Agreements

In May 2003, the Company entered into an agreement with a supplier pursuant to which the supplier manufactures and private labels the VisiFone for the Company. The agreement expired in accordance with its terms in May 2004 although the Company has continued purchasing VisiFones at the pricing contained in the expired agreement. In most instances, the Company assumes the risks and rewards of ownership of the inventory purchased from the supplier and, accordingly, records revenue on a gross basis. Substantially all revenues for the three month and nine month periods ended March 31, 2005 and 2004 were from sales of the VisiFone purchased from this supplier.

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

7. STOCKHOLDERS’ EQUITY (DEFICIT):

During the quarter ended March 31, 2005, the Company issued 87,418 shares of Common Stock valued at $138,567 for payment of dividends on its Series A Convertible Preferred Stock.

During the quarter ended March 31, 2005, 55 shares of Series A Convertible Preferred Stock with a liquidation preference of $1,375,000 were converted into 1,375,000 shares of Common Stock.

During the quarter ended March 31, 2005, the Company issued 636,545 shares of Common Stock upon exercise of warrants. One holder exercised a warrant to purchase 95,220 shares of Common Stock on a cashless basis by exchanging the right to purchase 42,009 shares valued at $71,415 for the payment otherwise due on exercise of the warrant. Several other holders exercised warrants to purchase 583,334 shares of Common Stock for cash proceeds of $370,000.

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

9. SUBSEQUENT EVENTS:

In April 2005, 34 shares of Series A Convertible Preferred Stock with a liquidation preference of $850,000 were converted into 850,000 shares of Common Stock. In addition, the Company issued 110,000 shares of Common Stock and granted options to acquire 140,000 shares of Common Stock at an exercise price of $1.62 per share to certain current and former members of its board directors for services rendered.

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

The second generation of VisiFone is being developed by the Company based on input from various broadband carriers and VoIP marketers. Shipments to these Broadband Service Providers are expected to begin during the first quarter of fiscal 2006.

The new VisiFone is the first Digital Home Telephone designed for VoIP. It provides users with several unique features including Digital Wideband audio, H.264 video communications capabilities, integrated terminal adapter functionality. Multiple screen sizes and cordless handsets are planned for introduction late this year. Viseon has filed a number of patent applications related to the new VisiFone technology, design and functionality.

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

The Company’s marketing strategy targets Broadband Telephone Service providers engaged in selling to primarily residential consumers who have historically not purchased video communication devices or Internet Telephony phones at all and, to a limited degree, business and government entities with widespread operations across regional, national and international boundaries. Management identified the challenges associated with marketing the Company’s products to such a diverse market segment prior to its decision to modify the Company’s business model and has been evaluating various marketing strategies for more than two years. Management recognized the advantages of developing a marketing strategy that included a plan of sales and distribution of its products in tandem with one or more major broadband providers and VoIP marketers. In this regard, the Company has been actively discussing videotelephony and the merits of offering the VisiFone to their subscribers, with cable television system operators, telephone companies and independent VoIP marketers in search of potential partners with which such a relationship can be developed. All of these developments have affected and will continue to affect the Company’s financial model in terms of margins, cash flow requirements and other areas. The Company has a limited operational history with respect to the current direction of its business. There can be no assurance that the Company will be able to succeed in implementing its strategy, or that the Company will be able to achieve positive cash flows or profitable operations as a result of such changes in its business.

RESULTS OF OPERATIONS

Three Months ended March 31, 2005 Compared to Three Months ended March 31, 2004.

Net Sales. Net sales for the third quarter of fiscal year 2005 were $619, a decrease of 99.3% from $88,916 in the third quarter of fiscal year 2004. The Company is focusing its efforts on final design and marketing of the next generation VisiFone unit and, accordingly, sales of the existing VisiFone model have declined significantly.

Gross Profit (Loss). Gross loss was ($7,754) in the third quarter of fiscal year 2005 compared to a gross profit of $1,600 during the third quarter of fiscal year 2004. The gross loss in the third quarter of fiscal year 2005 was attributable to low unit sales and amortization of patent costs to cost of good sold. For the next quarter, the Company expects to continue to sell limited quantities of the existing model VisiFone at low or negative margins to corporate, government and educational customers for demonstration and evaluation purposes and to promote adoption of the technology in the marketplace.

Research and Development Expenses. Research and development expenses were $1,348,087 for the third quarter of fiscal year 2005 (217,784.7% of net sales) compared to $46,718 (52.5% of net sales) for the third quarter of fiscal year 2004. The significant increase was attributable to increased expenditures toward the development of the next generation unit in the VisiFone product line. The Company expects to incur approximately $750,000 of research and development expenses during the next fiscal quarter and approximately $2,000,000 during the fiscal year ending June 30, 2006 for future project enhancements, subject to available cash flows.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $629,858 (101,754.1% of net sales) for the third quarter of fiscal year 2005 compared to $689,386 (775.3% of net sales) for the third quarter of fiscal year 2004. Selling, general and administrative expenses were relatively constant between periods, reflecting a consistent level of expenditures in the Company’s administrative operations.

Other Income (Expense). Other income was $11,497 in the third quarter of fiscal year 2005, compared to other expense of ($563,750) in the third quarter of fiscal year 2004. The net increase in other income was attributable to interest earned on the Company’s cash funds in fiscal 2005 and the reduction in interest expense as the Company repaid or converted its interest-bearing debt to equity in fiscal 2004.

Gain from Discontinued Operations. During the third quarter of fiscal 2004, the Company negotiated discounted repayments related to amounts owed to certain creditors. Based on these discounts, the Company recorded a gain from discontinued operations of $26,563 in the third quarter of fiscal 2004. There were no such discounted repayments during the third quarter of fiscal 2005.

Preferred Stock Dividends. The results of operations for the third quarter of fiscal 2005 reflect a charge of $115,676 compared to $2,270,875 in the third quarter of fiscal 2004 for dividends on the Company’s Series A Convertible Preferred Stock which bears dividends at the rate of 10% per annum. Substantially all such dividends in fiscal 2005 were paid by the issuance of Common Stock. Dividends have decreased substantially from the same period in fiscal 2004 due to a charge of $2,248,410 in the third quarter of fiscal 2004 attributable to the beneficial conversion option on the Series A Convertible Preferred Stock.

Nine Months ended March 31, 2005 Compared to Nine Months ended March 31, 2004.

Net Sales. Net sales for the first nine months of fiscal year 2005 were $239,621, an increase of 152.8% from $156,776 in the first nine months of fiscal year 2004. The increase in sales in the first nine months of fiscal year 2005 was primarily attributable to sales of the Company’s VisiFone unit to two customers in the amount of $218,371. The Company expects sales to remain low as it focuses its efforts on final design and marketing of the next generation VisiFone unit.

Gross Profit (Loss). Gross loss was ($41,608) in the first nine months of fiscal year 2005 compared to a gross profit of $69,818 during the first nine months of fiscal year 2004. The gross loss in the first nine months of fiscal 2005 was attributable to the sale of units below the Company’s cost to a major broadband carrier for the purpose of testing the adoption of the VisiFone by consumers. This gross loss was partially offset by low margin sales to other customers during the first nine months of fiscal year 2005. For the next quarter, the Company expects to continue to sell the VisiFone at low or negative margins to corporate, government and educational customers for demonstration and evaluation purposes and to promote adoption of the technology in the marketplace.

Research and Development Expenses. Research and development expenses were $3,326,554 for the first nine months of fiscal year 2005 (1,388.3% of net sales) compared to $76,485 (48.8% of net sales) for the first nine months of fiscal year 2004. The significant increase was attributable to increased expenditures toward the development of the next generation unit in the VisiFone product line. The Company expects to incur approximately $750,000 of research and development expenses during the next fiscal quarter and approximately $2,000,000 during the fiscal year ending June 30, 2006 for future product enhancements, subject to available cash flows.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,925,451 (803.5% of net sales) for the first nine months of fiscal year 2005 compared to $1,762,318 (1,124.1% of net sales) for the first nine months of fiscal year 2004. The increase in selling, general and administrative expenses was primarily due to an accrual of $147,875 for the estimated penalty due to certain of the Company’s preferred stockholders related to the effective date of the Company’s registration statement occurring twelve days later than the date required in an agreement between the Company and its preferred stockholders.

Other Income (Expense). Other income was $41,813 in the first nine months of fiscal year 2005, compared to other expense of $982,223 in the first half of fiscal year 2004. The net increase in other income was attributable to interest earned on the Company’s cash funds in fiscal 2005 and the reduction in interest expense as the Company repaid or converted its interest-bearing debt to equity in fiscal 2004.

Gain from Discontinued Operations. During the first nine months of fiscal 2005 and 2004, the Company negotiated discounted repayments related to amounts owed to certain creditors. Based on these discounts, the Company recorded a gain from discontinued operations of $6,107 for the first nine months of fiscal 2005 and $377,311 for the first nine months of fiscal 2004.

Preferred Stock Dividends. The results of operations for the first nine months of fiscal 2005 reflect a charge of $466,951 compared to $2,270,875 in the first nine months of fiscal 2004 for dividends on the Company’s Series A Convertible Preferred Stock which bears dividends at the rate of 10%. Substantially all such dividends in fiscal 2005 were paid by the issuance of Common Stock. Dividends have decreased substantially from the same period in fiscal 2004 due to a charge of $2,248,410 in the third quarter of fiscal 2004 attributable to the beneficial conversion option on the Series A Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company raised $8,450,000 (prior to offering expenses) from the sale of its Series A Convertible Preferred Stock with warrants in a series of private placement transactions in March and April 2004. In addition, the Company raised an additional $1,450,225 through March 31, 2005 from the exercise by holders of certain of the Company’s common stock purchase warrants. Management believes that the funds generated from the recent private placement financing activities and warrant exercises will be sufficient to cover the cash needs of the Company for the current fiscal year. Proceeds from remaining outstanding warrants could generate an additional $14.5 million, although certain warrants have cashless exercise provisions. However, there can be no assurance that any additional warrants will be exercised.

Historically, the Company has generated losses from operations and negative cash flows. For the nine months ended March 31, 2005, the Company incurred a net loss attributable to common stockholders of $5,712,644. For the same period, the Company used $4,732,931 in operating activities, used $88,077 in investing activities primarily for payment of costs related to its intellectual property, and generated $1,453,370 from financing activities, primarily due to the warrant exercises.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition

The Company records sales revenue at the time merchandise is delivered. In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition”, SAB No. 101, as amended by SAB No. 104, which sets forth the SEC Staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized.

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

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

     (a) Exhibits

Exhibit
Number	Description
31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISEON, INC.

Dated: May 16, 2005	By:	/s/ John C Harris

John C. Harris Its President & Chief Executive Officer

Dated: May 16, 2005	By:	/s/ Robert A. Wolf

Robert A. Wolf Its Chief Financial Officer