Form 10KSB
period 2005-06-30
VISEON INC
filed 2005-09-30
CIK 936130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005	Commission File Number 0-27106
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
Title of Each Class
Common Stock, $.01 Par Value
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The issuer’s revenues for the fiscal year ended June 30, 2005 were $239,660.
At September 21, 2005, the total aggregate market value of the shares of voting stock held by non-affiliates of the registrant was $25,723,851 based upon the average of the closing bid and asked prices of the registrant’s Common Stock as reported by the Over The Counter Bulletin Board on that date of $1.03 and $1.08 per share, respectively. The term “affiliates” is deemed, for this purpose only, to refer to directors, officers and holders of 5% or more of the Common Stock of the registrant. The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of September 21, 2005 was 33,990,455.
Transitional Small Business Disclosure format (Check one): YES ☐ NO ☑

VISEON, INC.	FORM 10-KSB

VISEON, INC.	FORM 10-KSB
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including “BUSINESS” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION”. These statements include references to the following:
*	Our belief that sales of our products may be disproportionately high during the holiday shopping season when compared to other times of the year.

*	Our belief that our product offerings will be designed to assimilate future technical advances.

*	Our belief that we have all rights necessary to market and sell our system without infringement of intellectual property rights held by others.

*	Our belief that, given the right business opportunities, we may expand our operations rapidly and significantly.

*	Our belief that we can maintain key personnel and consultants in all functional areas necessary to successfully execute our business strategy for fiscal year 2006.

*	Our belief that we are well positioned to establish new consumer electronics products, thereby increasing future revenues and profitability.

*	Our belief as to the reasonableness of the estimates and assumptions we make that form the basis of our judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources.

*	Our belief that we should not encounter any meaningful difficulty in procuring all requisite certifications and approvals.

*	Our belief as to the principal competitive factors we will face in our markets.

*	Our belief as to the amounts ultimately payable, if any, in connection with certain litigation and claims arising in the ordinary course of business.

*	Our expectations regarding the marketing expenses associated with creating and promoting a brand image.

*	Our expectations regarding the marketing expenses associated with developing and promoting new products.

*	Our expectations regarding the basis upon which we will compete in our markets.

*	Our expectations regarding by whom and where our broadband videophone products will be manufactured, assembled and tested.

*	Our expectations regarding the compatibility of our personal videophones with other products.

*	Our expectations regarding the establishment of a formal manufacturing quality process for our products.

*	Our expectations regarding order fulfillment and customer support.

*	Our expectations regarding our sales and distribution strategies.

*	Our plan to develop our products and services jointly with one or more suitable, established developers and manufacturers.

*	Our plan to continue forming new relationships with other companies to distribute their products alongside our own products.

*	Our intent to focus on licensing our intellectual property to third parties and developing proprietary consumer broadband videophone products and services.

*	Our intent to rely on an outside sales force.

*	Our intent to use a variety of marketing programs to build awareness of our products.

*	Our intent to compete in the consumer videophone market vigorously in all aspects.

*	Our intent to take additional steps to protect our patents from infringement by others.
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
ITEM 1 . DESCRIPTION OF BUSINESS.
INTRODUCTION
     Viseon, Inc. (the “Company”), a Nevada corporation formerly known as “RSI Systems, Inc.” was a developer and reseller of videoconferencing systems from its inception in 1993 until January of 2003. These systems, which delivered near television quality audio and video communications over ISDN circuits were sold primarily to corporate, government and OEM customers including Philips. On July 25, 1995, we completed the initial public offering of our common stock, par value $0.01 per share (the “Common Stock”).
In 2003 we changed our focus to developing next generation broadband telephones for use with Voice over Internet Protocol (VoIP) services. These multi-media telephones, currently marketed under the VisiFoneTM name, have been designed to provide consumers, corporate and government users of high speed internet connections with new features and functions not previously possible on low speed analog telephone networks. In addition to providing two way live video communications, the VisiFone provides users with new levels of digital audio quality, on-screen feature controls and enables network based services such as video mail and the ability to receive streamed content. In essence, the VisiFone was designed to deliver many of the same features found on a current generation cellular telephone but not possible on today’s analog home telephones.
The VisiFone is the first digital telephone available for consumer use on these new digital telephone networks made possible by broadband connections via DSL, cable modems and other Ethernet based networks. We estimate that as of September 30, 2005 there will be 40 million U.S. homes with broadband access. The migration of voice traffic to the internet is growing rapidly and VoIP is projected by various analysts to be adopted by over 27 million U.S. homes by 2009. This projection represents considerable growth from the estimated 2 million U.S. users in 2004. Similar growth is forecast for other developed regions of the world.
We are targeting the sale of VisiFones to and through broadband and VoIP providers such as cable companies and regional bell operating companies (“RBOCs”) for use by consumers. Carriers offering the VisiFone will most likely be in the U.S. and Europe. We also believe that there is a potentially significant market for sales of the VisiFone into various branches of the U.S. Government as well as the commercial marketplace. The current generation VisiFone began shipping to carriers in July of 2005 for testing and customization. We expect it to be made available for purchase by consumers in limited quantities in late calendar 2005 or early 2006. We believe that a certain portion of the 280 million analog telephones in U.S. homes will be replaced by digital home telephones just as digital cell phones have replaced analog handsets. A digital home telephone will enable consumers to more easily access and benefit from digital telephony features including, but not limited to CD quality audio calls and live, TV quality, two-way video communications.
The availability of low cost broadband access at home, new more powerful chipsets and the VisiFone’s patented technology allow consumers to experience television or near television quality video calls with friends, family or business associates across the street or around the world. The consumer prices for the VisiFone will be determined by the selling carrier or retailer. However, we expect the VisiFone to be sold in conjunction with VoIP services in a fashion similar to how wireless carriers sell a package of a handset with a term service commitment. In many cases this entails the carrier subsidizing the cost of the handset and selling it to consumers below their actual cost.
We expect carriers to offer the VisiFone in a variety of packages with various term commitments and options. Some carriers may elect to charge nothing up front for a VisiFone in a model similar to that used for cable TV settop converters, and instead charge a monthly rental fee. We estimate that end user price levels will fall between $99 and $499 per unit for the basic consumer only model.
We intend to continue to search for broadband providers and VoIP marketers with which we can enter into agreements regarding the VisiFone and its future videotelephony products and services. All of these developments have affected and will continue to affect our financial model in terms of margins, cash flow requirements and other areas. We have a limited operational history with respect to the current direction of our business. There can be no assurance that we will be able to succeed in implementing our strategy, or that we will be able to achieve positive cash flows or profitable operations as a result of such changes in our business.

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
     As broadband connectivity has become more available and less expensive, it is now possible for service providers to offer voice and video services that run over these IP networks to businesses and consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment costs to these customers and to increase the breadth of features available to the end-user. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential. To enable such new products to take hold, service and equipment suppliers need semiconductor products and software to connect input and output devices to the networks and the software that runs on the network that enables these input/output devices to be easily installed, operated, and managed, as well as to replace common functionalities of the legacy switched network, such as billing and operator/directory assistance. We believe that the network infrastructure at the consumer level is now in place to enable broad acceptance and deployment of consumer video telephony. We also believe that the projected growth of consumer adoption of voice services over Internet Protocol (VoIP) will help drive adoption of consumer multi-media digital telephone devices such as those distributed and developed by us.
     There are three basic categories of personal video communication devices in the consumer market. The most popular have been the PC-based systems that operate over dial-up or broadband connections using open standards such as H.323 or proprietary systems using a variety of protocols.
     PC-Based Systems; Software Coder/Decoders (Codecs). Low cost PC add-on systems utilizing Complimentary Metal Oxide Semiconductor (CMOS) cameras and Windows-based software compressor/de-compressors (codec) have gained reasonably broad acceptance. Commonly known as Web cams, these types of systems offer low-quality video with generally less than 10 frames per second (fps), rendering the video and audio choppy, blurry and delayed. PC-based systems using software codecs are available at prices under $100 from companies including Logitech and many others. The Company’s VisiFones are expected to be fully compatible with most of this installed base when using Microsoft NetMeeting and a broadband connection. PC-based systems using software codecs lack an intuitive, familiar interface that resembles a telephone.
     PC-Based Systems; Hardware Codecs. Certain systems available from VCON, Polycom, Scotty and others utilize an independent, dedicated microchip(s) for the codec function. It is housed either in an external module, which may include the camera, or on a card installed in a PC. Depending on the available bandwidth, these systems can offer corporate quality audio and video over either IP and/or traditional Integrated Switched Digital Networks (ISDN). They are, however, still limited in the size of the image on the PC display device, have a complicated user interface, and can suffer from instability issues due to the underlying PC platform. These systems are available at prices from $500 to $1,200. They also lack an intuitive, familiar interface that resembles a telephone.

VISEON, INC.	FORM 10-KSB
     The Personal Videophone. There are three types of personal videophones. The first of these is POTS (Plain Old Telephone Service) videophones, which operate over analog phone lines typically using (International Telecommunications Standard or ITU) H.324 and have been marketed for years with little success. The lack of consumer acceptance is primarily due to their very poor video quality. Due to the limited bandwidth of POTS, these systems generally deliver video at less than five frames per second (fps). Examples include systems from AT&T, Panasonic and C-Phone, all of which failed to achieve reasonable sales volumes and have now been discontinued. Two models of POTS videophones currently being sold in the US market include a Korean made model retailing for approximately $300 and a recent entry into this category, the Beamer from Vialta. The second type of personal videophone utilizes the ISDN telephone network. Various manufacturers have been producing this type of personal videophone for more than ten years, most of which focused their sales efforts primarily on the corporate market for desktop use or to news organizations for the purpose of relaying information via satellite from remote locations. Several manufacturers produce videophones that operate on ISDN networks, including Tandberg of Norway, Motion Media of the UK and Aethra of Italy. The cost of ISDN is approximately $50 per month per 128k circuit for a basic line plus approximately $10 to $100 per hour for domestic transport at speeds ranging between 128k and 384k. ISDN-based videophones retail at prices between $1,000 and $9,000 depending on the manufacturer, features and screen size. The third type of personal videophone uses the IP technology. IP-based videophones were generally introduced in 2000 and currently retail at prices between $299 and $1,295. Recently several foreign manufacturers have introduced their brand of IP videophones to the U.S. market, but few are being delivered for a variety of reasons.
Products and Services
     The current generation of the VisiFone that we currently sell is available today in one basic model. The VisiFone is customized to incorporate certain feature sets requested by a particular VoIP provider. The VisiFone is a desktop telephone with a 5.6 inch color TFT/LCD screen with a corded handset and integrated full duplex speakerphone. It has input and output connectors which enable it to be connected to a variety of devices such as output to a television or VCR or DVD recorder. Its inputs allow for the connection of a digital camera, camcorder, document camera, external microphone and a headset. It also has USB ports to enable the connection of USB devices such as a card reader, keyboard, or digital camera. The design of the VisiFone is flexible. By programming the software embedded in the VisiFone, certain features and functions can be customized for specific applications requested by carriers or government or corporate customers. The VisiFone incorporates an HTML 4.0 browser functionality which is today used primarily for the Graphical User Interface (GUI) and may be used in the future to enable users to access information or media on the Internet.
The VisiFone for example could be utilized to show live weather, news, sports scores and stock quotes on its screen and enable consumers to receive information customized by the user. This content delivery mechanism can be as simple as accessing available Real Simple Syndication (RSS) feeds available from a number of websites and content providers such as Yahoo. Potentially a business model exists in which a consumer could receive content on the VisiFone at no cost due to the content being sponsored and paid for by advertiser messages integrated with the content. As the VisiFone is a “telephone”, consumers would be able to “interact” with the content and/or advertisers’ offers instantaneously by pushing a single button on the VisiFone base or handset. In a PC/Internet application this would be generally known as “click to dial”.
The VisiFone may be an attractive vehicle for content providers and advertisers to reach a consumer due not only to this interactive potential, but also because users can be targeted. Unlike a PC the VisiFone is “connected” and identified with a physical location address. Advertisers could create custom offers and messages targeted at specific consumers by utilizing a variety of demographic identifiers from publicly available databases such as home value, pet ownership or the brands of automobiles registered to a specific street address.
The Company has formed a subsidiary, VMN, LLC to explore and potentially capitalize on the multi-media applications of the VisiFone. To attempt to determine the potential of “Viseon Media” we have entered into agreements with both content providers and advertisers to participate in a pilot program during calendar 2006. Content providers include ABC, Fox, Discovery Channel, Gannett, The Weather Channel, HSN and several others. Advertisers which have agreed to provide “commercials” for this pilot include Procter & Gamble, Visa, Continental Airlines, Masterfoods (M&M Mars), Kraft, Ameritrade, Walgreen and several other national advertisers. We do not at this point know the potential of this portion of our business nor is their any certainty that we will be able to develop the platform from which this media will be delivered or whether the carriers which sell or provide the VisiFone to end users will allow us to access their subscribers.

VISEON, INC.	FORM 10-KSB
Manufacturing, Order Fulfillment and Customer Support
     Currently, the Company relies on a local contract manufacturer for the small volume quantities of products that are presently required to meet demand. The Company expects that in the near future its VisiFone will be manufactured, assembled and tested by independent third parties in the Far East (possibly in Taiwan, China or South Korea) pursuant to long-term manufacturing agreements or on a purchase order basis. The Company is currently in the process of identifying and selecting one or more manufacturers, but has not yet made a final decision on this selection. The Company expects that the selected manufacturers will procure components and other supplies, manufacture, assemble and test the Company’s products. By outsourcing the entire manufacturing process, the Company will be able to focus on development and design, minimize capital expenditures, rely on third parties possessing greater manufacturing expertise and avoid the need to procure and maintain facilities for manufacturing operations. However, if the selected manufacturer were to stop manufacturing the Company’s products, the Company would need a considerable period of time to qualify, select and enter into a suitable agreement with an alternative manufacturer, and the Company’s results of operations could be harmed. The Company expects that the components of the Company’s products will be purchased from various vendors. Single source suppliers may supply some of such components, and alternative sources may not be readily available in sufficient quantities or at an attractive cost. The Company expects to establish a formal manufacturing quality process that includes qualification of material supplier sources, product-specific process definition and qualification, measurement of key manufacturing processes and test metrics, a closed-loop corrective action process and an outgoing sampling audit of finished product. There can be no assurance, however, that this process will result in products of the requisite quality. The Company expects that final products will be delivered to the Company or a logistics partner for order fulfillment. The Company expects to provide comprehensive customer support after the sale to help ensure that its customers have reliable experiences.
Market and Marketing
Corporate Market
     Although it may be expected that broad adoption of our VisiFone products could be achieved in Fortune 1000 size companies, sales of our products in this market are not likely to generate substantial volume as compared to the consumer market. Larger corporations already have the option of utilizing desktop PC-based 384k IP video communication systems that can be managed by existing network management infrastructures. Numerous IP telephone system vendors are also providing IP telephone instruments which offer some of the functionality of the VisiFone. The corporate market for hardware-based video communications is currently dominated by a duopoly of suppliers, Polycom and TANDBERG. The technical support infrastructure for PC-based videoconferencing systems already exists within most major companies. We also expect that non-PC based desktop IP video telephony will be available for the corporate users in the next year as corporate IP phone system manufacturers enter this market including Cisco, Lucent and Nortel.
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
Consumer Market
     The potential consumer market for the VisiFone is by far the largest prospect base. Because it requires a minimum of 128k for transmission of quality video and audio, use of VisiFones will most likely be limited to those individuals with access to a broadband Internet connection, typically via Digital Subscriber Line (DSL) or Cable Modem (CM). As of the summer of 2004, over 50% of consumers accessing the internet were doing so via a broadband connection according to various industry analysts. Consumer VoIP in the U.S. alone is expected to grow from 2 million users at the end of 2004 to over 27 million users by the end of 2009 according to Yankee Research
     Initially, it is expected that the sales of personal digital telephones in the consumer market will be made to existing broadband IP users. The “early adopters” have the income necessary to purchase a personal digital telephone outright, without financing, if necessary. We expect this would be followed by sales to those broadband customers who are attracted by broadband provider-based financing programs and eventually to those individuals who will see the availability of personal digital telephones as a reason to install broadband IP connectivity whether they have a home PC or not. We also expect that the VisiFone will become a part of the marketing efforts of various VoIP providers to consumers.
     We perceive this anticipated level of expansion in consumer availability of VoIP enabling technology and customer base to be an attractive target market for our products. In order to take advantage of the sales opportunities created by such expansion and in an effort to expedite the adoption of our products by VoIP providers, we have established a program for the sale of our products that does not require any upfront cash expenditures which we will offer to VoIP providers, enabling them to offer our

VISEON, INC.	FORM 10-KSB
products to their subscribers without any additional financial risk or investment in their infrastructure. We have presented such a proposal to several major broadband providers, including: Vonage, AT&T, Comcast and Cablevision. We intend to continue to structure future offers to broadband providers in a manner that will enable contracting providers to have the VisiFone available for sale or lease to their consumers in conjunction with the VoIP services and other products which they offer without exposure to financial risk.
Business Development, Sales and Marketing
     The current goals of our business development and sales departments are to build relationships that fall into four basic categories: broadband provider relations, product sales, consumer electronics manufacturing and patent licensing.
     Broadband provider relations is focused on engaging cable television system operators, telephone companies and independent VoIP marketers on the merits of offering the VisiFone products and services to their subscribers and introducing them to the VisiFone. The Company intends to continue to search for additional broadband providers and VoIP marketers with which it can enter into similar agreements for sales of the VisiFone and its future videotelephony products and services
     Product sales are focused on engaging corporate, education and government related customers to purchase our products to communicate internally and externally between key departments, executives, locations and customers.
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
Competition
     We intend to compete primarily in the next generation consumer telephone market and to a lesser degree within the corporate and government telephone and video conferencing equipment segment. We expect the consumer market will evolve rapidly and be intensely competitive. Competitive pressures created by any current or future competitors could materially adversely affect our business, prospects, financial condition and results of our operations. We believe that the principal competitive factors in our markets will be brand recognition, price, product performance, reliability, range of functions, ease of use, and customer service. We intend to compete vigorously in all of these aspects. There are numerous existing competitors in the broadband video communications market, including, Aethra, D-Link, Innomedia, Leadtek, Motion Media, Polycom, Sony, Tandberg asa, VCON, VTEL Products Group and Worldgate. There are rumored to be many other videophone type devices in development in North America, Asia, Israel and Europe. In addition, the next generation consumer premise equipment market for personal communications products has many competitors including the plethora of companies which manufacture traditional analog home

VISEON, INC.	FORM 10-KSB
telephones. Some of these include Philips, Matsushita (Panasonic Brand), VTech, Thomson and dozens of other companies of all sizes. The corporate and government VoIP telephone space is also fiercely competitive including companies such as Cisco, Lucent, Nortel, Mitel and others.
     We believe that virtually all of the manufacturers and distributors of these competing products have (and most future competitors will have) substantially greater brand recognition, market presence, distribution channels, advertising and marketing budgets, and promotional and other strategic partners than the Company has. In addition, the functionality of the VisiFone may face competition from PC-based Internet video and audio communication and offerings from mobile phone manufacturers. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We believe one of the keys to establishing long-term success in this marketplace will be for us to favorably distinguish ourselves from our existing and future competition and to successfully enforce our patent rights. Another key will be the introduction of our VisiFone at competitive prices. There can be no assurance that we will be successful in favorably distinguishing our products, introducing our VisiFone at competitive prices (if at all), or successfully competing in this market. Competitive pressures faced by us may materially adversely affect our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could materially adversely affect our business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on us, if not render our products obsolete.
Intellectual Property and Proprietary Rights
     Our success depends in part on our proprietary information, technology and expertise. We rely on a combination of patents, trademarks, trade secrets, copyrights and confidentiality agreements to establish and protect our proprietary rights. In fiscal year 1998, we amended our U.S. utility patent application for our peripheral videoconferencing system, originally filed in September 1994, to narrow and refocus our claims. We received this amended patent on our system on September 1, 1998, a second patent on June 6, 2000, a third patent on May 28 2002, a fourth patent on February 25, 2003, and a fifth patent on November 25, 2003. Each Patent will expire 14 years after the date of grant, unless the term is extended. We have received confirmation of issuance of European patents in seventeen European countries. We have also applied for numerous additional United States patents relating to our videoconferencing technology and methods of use of a multi-media digital telephone which have not been granted to date.
     In the future, we intend to take additional steps to protect our patents from infringement by others, including demanding that suspected infringers cease their infringement and the filing of lawsuits seeking injunctions and monetary damages. We have no assurance that these actions will prove successful or serve to protect our patents.
     We have trademarked the VisiFone name for our current generation of products and have obtained a registered trademark on the name “Viseon”.
     With respect to our technical employees and consultants, we require these employees and consultants to sign an agreement which obligates them to keep confidential certain trade secrets and information of ours and to assign to us any inventions arising from their work for us, to the extent permitted by law. Depending on the responsibilities of a particular employee, we may also consider having such an employee sign a non-compete agreement.
Acquisitions
     We do not now intend to conduct an active acquisition program, but may consider select acquisitions on a case-by-case basis. We have not developed, nor do we currently intend to develop, a valuation model or a standardized transaction structure we will use. Instead, we anticipate considering each acquisition on a case-by-case basis. We expect that the purchase price for an acquisition candidate, if any, will be based on quantitative factors, including historical revenues, profitability, financial condition and contract backlog, as well as our qualitative evaluation of the candidate’s management team, operational compatibility, future prospects and customer base.
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

VISEON, INC.	FORM 10-KSB
evaluated for impairment at least annually. The results of operations of the acquired entity would be consolidated with those of ours as of the date that we acquire effective control of the acquired entity, which generally would occur prior to the formal legal closing of the transaction and the physical exchange of acquisition consideration. In addition, we may grant stock options to employees of an acquired company to provide them with an incentive to contribute to the success of our overall organization. As a result of both the purchase accounting adjustments and charges for the stock options just described, we may incur significant non-cash expenses related to such acquisitions.
     Acquisitions also involve a number of risks, including adverse effects on our reported operating results from increases in acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers of one or more acquired entities and the failure to retain key acquired personnel. Customer satisfaction or performance problems with an acquired firm could also materially and adversely affect our reputation as a whole, and any acquired company could significantly fail to meet our expectations. Due to all of the foregoing, any individual future acquisition may materially and adversely affect our business, results of operations, financial condition and cash flows. If we issue Common Stock in full or partial consideration of any future acquisitions, there will be ownership dilution to existing shareholders. In addition, to the extent that we choose to pay cash consideration in such acquisitions, we may be required to obtain additional financing and there can be no assurance that such financing will be available on favorable terms, if at all.
Research and Development
     We incurred research and development expenses of $5,134,123 and $169,982 for the years ended June 30, 2005 and 2004, respectively. Our current development efforts focus principally on our VisiFone. The design and development of this generation VisiFone is a cooperative effort between our technical support personnel and select third party businesses we have retained to assist in the design of the general appearance and functionality of our next generation VisiFone, as well as the design and development of the software, electronics and acoustics that will be integrated therein. All such design and development is performed in strict adherence to the specifications outlined by us under the supervision of our technical advisors and senior management. We maintain all rights to existing and new technologies and intellectual property designed or developed in this process pursuant to the terms of the arrangements reached with such third parties. We anticipate incurring design and development costs of approximately $3.1 million dollars in fiscal year 2006.
Employees
     On June 30, 2005, we had seven full-time employees and one part-time employee; one in customer support, three in administration and accounting, two in research and development and two executives. None of our employees is represented by a labor union. We believe our employee relations are good.
     We outsource a variety of sales, marketing, technical and operational functions to third parties on an as-needed basis.
Risk Factors
     In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business. Unless the context requires otherwise, the terms “we”, “us” and “ours” (as used in these Risk Factors) refers to the Company.
     WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES.
     We have a history of operating losses since our inception and have not achieved profitability. As of June 30, 2005, we had an accumulated deficit of $41,742,872. We expect losses to continue for the foreseeable future. The amount of any such loss will depend in part on any future product launch, the growth in sales of our products and services and the rate of increase or decrease in our expenses. Several factors, including consumer acceptance, retailer arrangements, competitive factors and our ability to successfully develop and market our products, make it impossible to predict when or whether we will generate significant revenues or attain profitability. Consequently, we may never generate revenues sufficient to achieve profitability and, even if we do, we may not sustain or increase profitability on a quarterly or annual basis at any time thereafter. Our ability to continue in business could be jeopardized if we are not able to realize a positive cash flow, achieve profitability or if we are not able to obtain financing on satisfactory terms as may be necessary in the future.

VISEON, INC.	FORM 10-KSB
     THE CHANGE IN OUR BUSINESS FOCUS PRESENTS A NUMBER OF CHALLENGES AND MAY NOT PROVE TO BE SUCCESSFUL OR CAUSE US TO BECOME PROFITABLE.
     Historically, we had been a developer of our own videoconferencing systems, which were primarily sold directly to corporate end users or through OEM relationships. In January 2003, we changed our focus from being a manufacturer and reseller of group videoconferencing equipment to a desktop and consumer video communications manufacturer and reseller. The only measurable revenues we are now receiving result from sales of the VisiFone. We are now focused on licensing our intellectual property to third parties and developing proprietary consumer broadband digital telephone products and services, some of which may be based on our existing intellectual property. We plan to undertake the development of these products and services jointly with one or more suitable, established developers and manufacturers. We intend to continue forming new relationships with other companies to distribute their products alongside our own products.
     Our primary marketing strategy targets residential broadband providers and VoIP marketers and to a lesser degree government and business entities with widespread operations across regional, national and international boundaries. Residential broadband consumers historically have not purchased video communication products. All of these developments have affected and will continue to affect our financial model in terms of margins, cash flow requirements and other areas. We have a limited operational history with respect to the current direction of our business. There can be no assurance that we will be able to succeed in implementing our strategy, or that we will be able to achieve positive cash flows or profitable operations as a result of these changes in our business.
     SALES OF LARGE QUANTITIES OF OUR COMMON STOCK, INCLUDING THOSE SHARES ISSUABLE IN CONNECTION WITH PRIVATE PLACEMENT TRANSACTIONS RECENTLY COMPLETED BY US, COULD REDUCE THE PRICE OF OUR COMMON STOCK.
     In 2004, we sold securities in unrelated private placement transactions resulting in the issuance of 4,182,422 shares of our Common Stock, 338 shares of our Series A Convertible Preferred Stock currently convertible into 25,000 shares of our Common Stock per share and certain warrants to purchase 9,717,500 shares of our Common Stock. The issuance of the 4,182,422 shares of our Common Stock in March 2004 was in consideration and satisfaction of $1,254,726 in secured indebtedness, constituting all of the outstanding secured indebtedness owed by the Company at that time, which was converted into equity and thereby satisfied in full. The sales of the shares of our Series A Convertible Preferred Stock and warrants resulted in gross proceeds to the Company of $8,450,000, prior to offering expenses. The resale of the 4,182,422 shares of our Common Stock, all of the shares of our Common Stock issuable upon the conversion of our Series A Convertible Preferred Stock, the dividends payable in common stock upon that preferred and the exercise of the warrants described immediately above in this risk factor are, as of September 21, 2005 subject to a currently effective registration statement filed by the Company on Form SB-2. Our Common Stock trades in the United States only in the over-the-counter market on the OTC Electronic Bulletin Board, which is a reporting service and not a securities exchange. We cannot assure investors that the Common Stock will ever qualify for inclusion on the NASDAQ National Market, American Stock Exchange or other national exchange or that more than a limited market will ever develop for our Common Stock. Notwithstanding a recent increase in the number of shares of our Common Stock that have traded, volume remains fairly limited, particularly in view of the additional shares recently issued and subject to the currently effective registration statement filed on Form SB-2. Moreover, thus far the prices at which our Common Stock has traded have fluctuated fairly widely on a percentage basis. There can be no assurance as to the prices at which our Common Stock will trade in the future, although they may continue to fluctuate significantly. Prices for our Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:
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
     WE MAY BE OBLIGATED, UNDER CERTAIN CIRCUMSTANCES, TO PAY LIQUIDATED DAMAGES TO HOLDERS OF OUR SERIES A CONVERTIBLE PREFERRED STOCK
     We have entered into an agreement with the holders of our Series A Convertible Preferred Stock that requires us to continuously maintain as effective, a registration statement covering the underlying shares of Common Stock issuable upon conversion of our Series A Convertible Preferred Stock and the exercise of our Series A-1 and A-2 Warrants. Such a registration statement was declared effective on August 16, 2004 and must continuously remain effective for a specified term. If we fail to continuously maintain such a registration statement as effective throughout the specified term, we may be subject to liability to pay liquidated damages to the holders of our Series A Convertible Preferred Stock as a group in an amount of as much as $253,500 per month.
     THE UNCERTAINTY CREATED BY CURRENT ECONOMIC CONDITIONS AND POSSIBLE TERRORIST ATTACKS AND MILITARY RESPONSES THERETO COULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCT AND PROCURE NEEDED FINANCING.
     Current conditions in the domestic and global economies continue to present challenges. We expect that the future direction of the overall domestic and global economies will have a significant impact on our overall performance. The success of ongoing changes in fiscal, monetary and regulatory policies worldwide will continue to influence the business climate in which we operate. If these actions are not successful in spurring continued economic growth, we expect that our business will be negatively impacted, as customers will be less likely to buy our products. The potential for future terrorist attacks or war as a result thereof has created worldwide uncertainties that make it very difficult to estimate how the world economy will perform going forward.
     THE ABSENCE OF ENHANCEMENT AND EXPANSION OF THE PRESENT COMMUNICATION INFRASTRUCTURE, CONTINUED DEVELOPMENT OF NEW TECHNOLOGIES OR A LACK IN ACCEPTANCE THEREOF COULD HARM THE SALE OF OUR PRODUCTS.
     We believe that the success of the digital telephone products we are developing is dependent upon the continued deployment of broadband services such as Digital Subscriber Line (DSL) and cable modem internet access by service providers. Additionally, we believe that the success of the digital telephone products we currently sell and the products we intend to develop and sell is also dependent upon the roll out of VoIP technologies and consumer acceptance of video communications. If use of the new technologies on which our current and future products is based is not widely accepted, or if such acceptance occurs more slowly than expected, we may not be able to sell certain of our products in significant volumes and our business may be adversely affected.

VISEON, INC.	FORM 10-KSB
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
     Our success highly depends on sales of our current VisiFone product, the successful development and introduction of future versions of our proposed proprietary consumer broadband digital telephone products and services and the continued development and timely introduction of new products and new models containing additional features at attractive price points thereafter. The success of our initial and future digital telephone products and services depends on a number of factors, including, but not limited to, strategic allocation of our limited financial and technical resources, accurate forecasting of consumer demand, timely completion of product development and introduction to market, and market and industry acceptance of our products. Most of the new products and additional features we plan to introduce are still in the early stages of development and will require substantial engineering and technical resources to bring to market. We have relied on and intend to continue to rely on third parties, many of which we have yet to identify, to assist in the design and development of our future products. To date the design and development of our next generation VisiFone has been a cooperative effort between our technical support personnel and select third parties that assisted in the design and development of the software, electronics and acoustics that will be integrated into our next generation VisiFone and the design of its general appearance and functionality. There is no assurance that such design and development efforts will yield any new or technologically advanced products or that if successfully designed and developed these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance. Furthermore, we cannot assure you that these products will not be rendered obsolete by changing technology or new product announcements by other companies. The success of some of our planned products may also require industry acceptance of our proprietary technologies, which may be hampered by any incompatibility of our products and proprietary technologies with existing products and technologies or the inability to adapt our products and technologies to accommodate the use of existing industry-accepted technologies. If we fail to develop and market our initial and future products and features, we may not be able to sustain our business.

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

VISEON, INC.	FORM 10-KSB
     LIMITATIONS ON CLAIMS AGAINST OUR OFFICERS AND DIRECTORS, AND OUR OBLIGATION TO INDEMNIFY THEM, COULD PREVENT OUR RECOVERY FOR LOSSES CAUSED BY THEM.
     The laws of the State of Nevada applicable to corporations organized thereunder provide that a corporation may limit the liability of its officer and directors to the corporation and its shareholders. Our Certificate of Incorporation has limited our directors’ liability to the fullest extent permitted by applicable law. Moreover, our bylaws provide that we may indemnify each director, officer, agent and/or employee to the extent required or permitted by the laws of the State of Nevada, if the individual is eligible as provided thereby. Further, we may purchase and maintain insurance on behalf of any such individuals whether or not we have the obligation or ability to indemnify them against the type of liability for which such insurance may be acquired. Consequently, we could bear substantial losses as a result of the actions of our officers, directors, agents and employees and we could be prevented from recovering such losses from such persons. The Commission maintains that indemnification for liabilities arising under the Securities Exchange Act of 1933 (the “Act”) is against the public policy expressed in the Act and is therefore unenforceable.
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

VISEON, INC.	FORM 10-KSB
products. While we cannot assure you that these actions would have the desired result, any of these actions could have an adverse impact on our product margins and profitability.
     OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH FUTURE RELIANCE ON INTERNATIONAL OPERATIONS.
     We expect that our digital telephone products will be manufactured, assembled and tested by independent third parties in the Far East, possibly in China, Taiwan or South Korea. Because of our expected international operations and relationships and our expected reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of the United States, including:
*	changes in political and strategic relations between the U.S. and the countries in which we do business.

*	changes in foreign currency exchange rates.

*	changes in a specific country or region’s political or economic conditions

*	trade protection measures and import or export licensing requirements.

*	potentially negative consequences from changes in tax laws.

*	difficulty in managing widespread sales and manufacturing operations.

*	less effective protection of intellectual property.
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
     LAWS OR REGULATIONS COULD EXPOSE US TO LEGAL ACTION IF WE FAIL TO COMPLY OR COULD REQUIRE US TO CHANGE OUR BUSINESS.
     Because our products and services are expected to provide our customers with methods of electronic communication, it is difficult to predict the laws or regulations that will be applicable to our business. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business. Among the many regulations that may be applicable to our business are the following:
*	Federal Communications Commission regulations relating to the electronic emissions of consumer products

*	Federal Communications Commission regulations relating to consumer products that are connected to the public telephone network

*	Federal Communications Commission regulations relating to consumer products that are connected to the Internet

*	copyright laws relating to the use of copyrighted audio and video media
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
     OUR INABILITY TO MANAGE THE FUTURE GROWTH THAT WE ARE ATTEMPTING TO ACHIEVE COULD SEVERELY HARM OUR BUSINESS.
     We believe that, given the right business opportunities, we may expand our operations rapidly and significantly. If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources. To manage any significant growth of our operations, we will be required to undertake the following successfully:
*	We will need to improve our operational and financial systems, procedures and controls to support our expected growth and any inability to do so will adversely impact our ability to grow our business. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational systems and controls could adversely impact our relationships with customers and harm our reputation and brand.

*	We will need to attract and retain qualified personnel, and any failure to do so may impair our ability to offer new products or grow our business. Our success will depend on our ability to attract, retain and motivate managerial, technical, marketing, administrative and customer support personnel. Competition for such employees is intense, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel. If we

VISEON, INC.	FORM 10-KSB
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
     OUR AUTHORIZED PREFERRED STOCK EXPOSES SHAREHOLDERS TO CERTAIN RISKS.
     Our Articles of Incorporation, as amended, authorize the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. The authorized but unissued preferred stock constitutes what is commonly referred to as “blank check” preferred stock. This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without shareholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to Common Stock, including conversion price and (vi) voting rights. Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our Common Stock could be depressed to some extent by the existence of the preferred stock. As of June 30, 2005, 125 shares of preferred stock, designated as Series A Convertible Preferred Stock, were issued and outstanding and 4,999,875 shares of preferred stock were authorized but not issued. In August, 2005, our Board of Directors designated a new Series B Convertible Preferred Stock (see subsequent events footnote).
     WE HAVE CERTAIN OBLIGATIONS AND THE GENERAL ABILITY TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, AND SUCH FUTURE ISSUANCES MAY DEPRESS THE PRICE OF OUR COMMON STOCK.
     We have various obligations and the ability to issue additional shares of Common Stock in the future. These obligations and abilities include the following at June 30, 2005:
*	2,196,438 shares of our Common Stock are available for issuance to outside consultants to compensate them for services provided.

*	Options to purchase approximately 2,060,250 registered shares are outstanding.

*	Warrants to purchase approximately 16,852,772 shares of Common Stock are outstanding.

*	Dividends payable on our Series A Convertible Preferred Stock may be paid in shares of Common Stock at the option of the Company. The current amount of dividends payable on the outstanding shares of Series A Convertible Preferred Stock is $312,500 per year, payable quarterly.
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

VISEON, INC.	FORM 10-KSB
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
     In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on the market prices for many high technology companies similar to us. These fluctuations are often unrelated to the operating performance of the specific companies. As a result of the factors identified above, a shareholder (due to personal circumstances) may be required to sell his shares of our Common Stock at a time when our stock price is depressed due to random fluctuations, possibly based on factors beyond our control.
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
ITEM 2. DESCRIPTION OF PROPERTY
     The Company now subleases 1,599 square feet of office space for its headquarters in Irving, Texas under a lease agreement that expires on June 30, 2006 and approximately 600 square feet adjacent to its headquarters on a month-to-month basis. The Company believes its current space is sufficient for its current needs and anticipates acquiring additional space if necessary. Previously, the Company subleased 4,229 square feet of space for its headquarters in Irving, Texas under a lease agreement, which expired in April 2005.

VISEON, INC.	FORM 10-KSB
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
     On August 28, 1996, the Company entered into a manufacturing agreement with a third party custom manufacturer (Manufacturer). Pursuant to this agreement, the Manufacturer agreed to produce the Company’s videoconferencing products and warranted that all products would be free from defects in material and workmanship for twelve months from the date the Company ships to the customer or fifteen months from the date the Manufacturer ships to the Company, whichever comes first.
     As of June 30, 2003, the Company and the Manufacturer have agreed that the Company will no longer place orders for its Mediapro group videoconferencing product line from the manufacturer. The agreement has not yet been terminated; however, the Company and the Manufacturer have entered into discussions regarding the potential obligation that may arise from the termination of said agreement and the Company has accrued an estimate of the expense associated with that potential liability of $518,500. This matter was settled subsequent to year-end.
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

	HIGH	LOW
2004

First Quarter	1.15	.50
Second Quarter	1.45	.85
Third Quarter	1.68	.78
Fourth Quarter	1.66	.95

2005

First Quarter	1.44	.69
Second Quarter	2.50	1.01
Third Quarter	2.68	1.10
Fourth Quarter	1.40	1.02

VISEON, INC.	FORM 10-KSB
     As of September 21, 2005 there were 33,990,455 shares of Common Stock outstanding, held of record by approximately 114 persons (although the Company has been informed that there are approximately 1,833 beneficial owners).
Dividends
The Company has not declared or paid any cash dividends on its Common Stock since its inception. The Company does not intend to pay any dividends on its Common Stock for the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in our operations.
The Company is obligated to pay dividends payable on its Series A Convertible Preferred Stock. Such dividends may be paid in shares of Common Stock at the option of the Company. The current amount of dividends payable on the outstanding shares of Series A Convertible Preferred Stock is $312,500 per year, payable quarterly.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
Overview
Viseon, Inc., a Nevada corporation, (the “Company”) was founded in 1993, and changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. Historically, we had had been a developer of our own group videoconferencing systems primarily sold to corporate end users and OEM customers. In 2003, we recognized the need to modify our business model to achieve higher margins and benefit from our portfolio of U.S. patents. In January 2003, we completed our change in focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. This has been accomplished by transferring our group videoconferencing services contract portfolio with its associated liabilities and obligations to Comlink Video and liquidating our remaining group videoconferencing assets. The only measurable revenues we are now receiving result from the sales of VisiFonesTM to corporations and consumers.
     The Company’s current marketing strategies target two diverse market segments: (i) corporations and government entities which have widespread operations across regional, national and international boundaries and (ii) residential consumers who have historically not purchased video communication products in the past. Distribution may include the utilization of arrangements with providers of broadband Internet access, such as cable Multi System Operators (MSO’s), telephone companies that provide Digital Subscriber Line (DSL) services and independent marketers of consumer voice-over internet protocol (“VoIP”) services. All of these developments have affected and will continue to affect our financial model in terms of margins, cash flow requirements, and other areas. We have a limited history with respect to the direction our business is now taking. There can be no assurance that we will be able to succeed in implementing our strategy or that we will be able to achieve positive cash flow or profitable operations as a result of these changes in our business.
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
Results of Operations
     Year Ended June 30, 2005 Compared to Year Ended June 30, 2004.
     Net Sales. In fiscal year 2005, net sales were $239,660 compared to net sales of $286,215 for fiscal year 2004. The Company’s sales volumes in fiscal year 2005 were at similar levels to those of fiscal year 2004. The Company anticipates sales volumes in fiscal year 2006 will increase significantly compared to those of fiscal year 2005 as a result of our penetration of the carrier market.
     Gross Profit (Loss). The Company generated a gross loss of $(45,086) (-18.8% of net sales) for fiscal year 2005 compared to a gross profit of $93,958 (32.8% of net sales) for fiscal year 2004. The gross loss in 2005 was attributable to the sales of VisiFone near or below cost in order to promote the adoption of videophones by business entities and residential consumers as a customary mode of communication. Management expects gross margin percentages in fiscal year 2006 to increase from the gross loss percentages in fiscal year 2005 as management expects to sell the VisiFone at or above cost.
     Research and Development Expenses. Research and development expenses were $5,134,123 (2,142.3% of net sales) for fiscal year 2005 compared to $169,982 (59.4% of net sales) in fiscal 2004. The increase in expenditures in fiscal year 2005 was due to continuing expenditures on the Company’s next generation digital home telephone. Management expects research and development expenses to decrease in fiscal year 2006 as the Company has completed substantially all of the industrial and acoustic components of the product and focuses its efforts on continuing to refine the video and application development

VISEON, INC.	FORM 10-KSB
required by its broadband phone service provider customers and prospects. The Company anticipates incurring design and development costs of approximately $3.1 million dollars in fiscal year 2006. Should the Company’s customers require additional modifications to its products that are not currently forecasted, expenses could meet or exceed last years levels.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,815,881 (1,175.0% of net sales) compared to $2,873,169 (1,003.9% of net sales) for fiscal year 2004. S,G&A expenses were at similar levels to those of fiscal 2004. Management expects selling general and administrative expenses in fiscal year 2006 to increase slightly over levels incurred in fiscal year 2005 as a result of additional headcount in the selling area.
     Other Income and Expense. Other income was $46,077 in fiscal year 2005 compared to other expense of $(1,027,479) in fiscal year 2004. The income in fiscal 2005 was due to interest income earned from money market investments. The expense in fiscal 2004 was due to the accelerated amortization of original issue discount related to secured debt because the Company converted its secured debt to equity in March 2004 and, accordingly, amortized the remaining unamortized original issue discount. The amortization of the original issue discount was a non-cash charge.
     Preferred Stock Dividends. The Company recorded preferred stock dividends at the designated rate of 10% per annum of $550,034 in fiscal 2005. The Company recorded preferred stock dividends of $3,358,380 in fiscal 2004, comprised of dividends at the designated rate of 10% per annum ($223,119) and amortization of the beneficial conversion option ($3,135,261). The amortization of the beneficial conversion option resulted from a favorable conversion price of the Company’s preferred stock. The conversion price was lower than the market price of the Company’s common stock on the issuance date of the preferred stock which is treated for financial reporting purposes as a direct charge to accumulated deficit (similar to a dividend) and a corresponding increase in additional paid-in capital.
Liquidity and Capital Resources
     The Company raised $8,450,000 (prior to offering expenses) from the sale of its Series A Convertible Preferred Stock with warrants in a series of private placement transactions in March and April 2004. The Company raised an additional $1,483,725 through warrant and option exercises in fiscal 2005. The company spent nearly $6.5 million on operating activities in fiscal 2005.
Historically, the Company has generated losses from operations and negative cash flows. Management plans to try to increase sales and improve operating results through (i) increased marketing and direct sales activities to corporate and government customers, (ii) continued initiatives to gain acceptance of our product by consumer broadband providers and VOIP marketers for sale to their subscribers and (iii) initiatives to monetize our intellectual property rights. There can be no assurance that we will be successful in achieving these objectives and becoming profitable.
Subsequent Event
     The Company entered into and closed on securities purchase agreements for the purchase and sale of an aggregate of $9.4 million of a new series of convertible preferred stock (“Series B Preferred Stock”) and warrants in a private placement transaction in August 2005. The aggregate proceeds to Viseon of the private offering were $9,400,000 prior to offering expenses. Management believes that the funds generated from this recent private placement financing will be sufficient to cover the cash needs of the Company for at least the next twelve months, although there can be no assurance in this regard.

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004
     Cash and Cash Equivalents. Cash and cash equivalents totaled $239,383 on June 30, 2005 compared to $5,339,393 on June 30, 2004
     Net Cash Used in Operating Activities. The amount of cash used in operating activities was $6,444,299 during fiscal year 2005 compared to $2,134,827 during fiscal year 2004. The increase in cash used in operating activities was attributable to increased R&D expenses.
     Net Cash Used in Investing Activities. Cash used in investing activities during fiscal year 2005 was $95,081 compared to $146,399 during fiscal year 2004. Investing activities consisted primarily of investment in the Company’s intellectual property portfolio.
     Net Cash Provided by Financing Activities. Cash provided by financing activities during fiscal year 2005 was $1,453,370 compared to $7,787,535 in fiscal year 2004. In fiscal year 2005, the Company received net proceeds of $1,483,725 from the exercise of common stock warrants and options. The cash received in fiscal 2004 consisted of the net proceeds from the

VISEON, INC.	FORM 10-KSB
private placement of the Company’s Series A Convertible Preferred Stock with warrants in March and April 2004 ($7,234,141). In addition, the Company received proceeds from the exercise of common stock warrants and options ($565,680).
The Company had the following contractual obligations or commercial commitments at June 30, 2005:

	Total	1 year or less	1-3 years	3-5 years	Over 5 years
Operating Leases	$19,188	$19,188	$0	$0	$0
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

VISEON, INC.	FORM 10-KSB
ITEM 7. FINANCIAL STATEMENTS.
     The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm thereon are included herein.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2005 and 2004
Consolidated Statements of Operations for the years ended
June 30, 2005 and 2004
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended
June 30, 2005 and 2004
Notes to Consolidated Financial Statements
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not applicable.
ITEM 8A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of June 30, 2004, the end of our fourth fiscal quarter, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management group and our audit committee. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information that is required to be included in our filings with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     Our management evaluated our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the year ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
     None.

VISEON, INC.	FORM 10-KSB
PART III.
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Management
     The authorized number of directors of the Company is presently fixed at five. The term of office of directors are divided into three classes which expire at the annual meetings of stockholders between 2006 and 2008. Executive officers are appointed by the Board of Directors and serve until their successors are appointed. The directors and executive officers of the Company are as follows:

Name	Age	Positions
John C. Harris	44	Chairman of the Board, Chief Executive Officer and President
Robert A. Wolf	45	Chief Financial Officer (1)
Brian Day	42	Director, Chief Financial Officer (2)
Geoffrey Gerard	60	Director
John O’Donnell	50	Director
Charles Rey	57	Director
Ashton Peery	53	Director (3)

(1)	Mr. Wolf resigned as Chief Financial Officer on July 15, 2005

(2)	Mr. Day resigned as a member of the Board of Directors and was appointed Chief Financial Officer and Chief Operating Officer on July 16, 2005

(3)	Mr. Peery was appointed as a Director on July 16, 2005
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
     Rob Wolf has been Chief Financial Officer of the Company since March 2004. Mr. Wolf served as Chief Financial Officer of HR First Contact, LLC, an operator and franchisor of pre-employment screening service centers, since February 2001 and Chief Financial Officer of BTi Employee Screening Services, Inc., from June 2000 until its sale in January 2001. Mr. Wolf was Chief Financial Officer of NuVision Technologies, Inc., a company involved in the sales and leasing of videoconferencing equipment and network services and a wholly owned subsidiary of TANDBERG, from November 1998 until May 2000. Mr. Wolf began his career in the audit division of Arthur Andersen & Co. (March 1982 to May 1989).
     Brian Day has been a director of the Company since October 2001. Mr. Day joined Gomez, Inc. as Chief Financial Officer in September 2004. Mr. Day was the Chief Financial Officer of LifeHarbor, Inc. from June 2003 until December 2003 and its President from December 2003 until the sale of the company in July 2004. Mr. Day was Chief Financial Officer and Chief Operating Officer of Octave Communications, Inc., an audio communications technology company, from June 1999 until its sale in January 2003. From September 1998 to June 1999, Mr. Day was Chief Financial Officer of Healthtrax Inc. and prior to that, Chief Financial Officer of Span Instruments, Inc.
     Geoffrey Gerard has been a director of the Company since March 31, 2005. Mr. Gerard has been in the private practice of law in Texas since 1978, specializing in business transactions. Mr. Gerard also serves on the Board of Directors of Overhill Farms, Inc., a publicly-held company supplying high quality frozen foods to airline, foodservice and retail customers.
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
     Ashton Peery has been a director of the Company since July 2005. Mr. Peery is a consultant to technology and telecom businesses and was formerly Chief Strategy Officer of Lucent and General Partner of Lucent Venture Partners. Mr. Peery has served on the Viseon Advisory Board since October of 2003.
     None of the officers or directors has any family relationship with each other. None of the directors hold directorships in other reporting companies, except for Mr. Gerard who is a director of Overhill Farms, Inc., a publicly-held company supplying high quality frozen foods to airline, food service and retail customers.
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

VISEON, INC.	FORM 10-KSB
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Common Stock, to file reports of ownership with the SEC. Based upon a review of the copies of such reports furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were met during the fiscal year ended June 30, 2004, except for the following transactions, which were reported late: (1) Form 4 filed by Richard Craven, a 10% owner, on May 14, 2004 with respect to transactions occurring in October and November of 2003; (2) Form 4 filed by Henry Harris, a 10% owner, on July 8, 2004 with respect to transactions occurring on April 12 and 14, 2004; and (3) Form 4 filed by Charles Rey, our director, on September 27, 2004 with respect to transactions occurring on June 9, 2004 .
Code of Ethics
Our Board of Directors has adopted a code of ethics that applies to our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), as required by applicable securities regulations. .
ITEM 10. EXECUTIVE COMPENSATION.
Summary Compensation Table
     The following table sets forth the compensation paid by the Company to its Chief Executive Officer and Chief Financial Officer as of June 30, 2005 for services in all capacities to the Company during fiscal years ended June 30, 2005, 2004, 2003 and 2002 (for purposes hereof, the Chief Executive Officer and Chief Financial Officer of the Company are referred to herein as the “Named Executive Officers”). Other than the individuals listed below, there were only two employees of the Company that received cash compensation of more than $100,000 in the fiscal year ended June 30, 2005.
SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities		All
				Annual	Stock	Underlying	LTIP	Other
Name and				Compensation	Awards	Options/	Payouts	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	SARs (#)	($)	($)

John C. Harris	2002	130,000				250,000
Chief Executive	2003	130,000
Officer and President	2004	151,667	310,000 (2)			300,000 (3)
	2005	195,000

Robert A. Wolf (1)	2002
Chief Financial	2003
Officer	2004	45,000				300,000 (4)
	2005	100,000

(1)	Mr. Wolf became Chief Financial Officer in March 2004.

(2)	In January 2004, the compensation committee approved a cash payment in the amount of fifty thousand dollars and the grant of 200,000 shares of the Company’s common stock to Mr. Harris in consideration of his past performance and his oral agreement to continue his employment with the Company. The shares were valued at $1.05 per share, the closing bid per share on the date of issuance (June 24, 2004). Mr. Harris had previously earned a performance bonus in the amount of fifty thousand dollars.

(3)	The compensation committee also approved the grant to Mr. Harris, pursuant to the Company’s 1994 Employee Stock Option Plan, of options to purchase 300,000 shares of the Company’s common stock in connection with his agreement to continue to serve as the Company’s CEO for an additional two years.

(4)	In February 2004, the compensation committee also approved the grant to Rob Wolf, pursuant to the Company’s 1994 Employee Stock Option Plan, of options to purchase 300,000 shares of the Company’s common stock in connection with his agreement to serve as the Company’s CFO for two years. The options were granted in September 2004.

VISEON, INC.	FORM 10-KSB
Option/SAR Grants Table
Option Grants in Last Fiscal Year

(a)	(b)	(c)	(d)	(e)
% of Total
	Number of	Options/SARs
	Securities Underlying	Granted to
	Options/SARs	Employees	Exercise or Base	Expiration
Name	Granted (#)	in Fiscal Year	Price ($/Sh)	Date

Robert A. Wolf	300,000	41.10%	$1.00	September 2014
Chief Financial Officer

(1)	The Company has never granted any SARS.

(2)	The aggregate number of options granted in fiscal year 2005 was 730,000.

(3)	Mr. Wolf’s options vest according to the following schedule: 112,500 immediately, 37,500 per quarter beginning December 29, 2004.
Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table
The named executive officers did not exercise any stock options during the fiscal year ended June 30, 2005. The Company has not granted any SAR’s of any kind. The following table sets forth the number of securities underlying options exercisable at June 30, 2005, and the value at June 30, 2005 of exercisable in-the-money options remaining outstanding as to the named executive officers.

(a)	(b)	(c)	(d)		(e)
			Number of		Value of
			Securities Underlying		Unexercised
			Unexercised		In-the-Money
			Options / SARs at		Options / SARs at
	Shares Acquired		June 30, 2005 (#)		June 30, 2005 ($)
Name	on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
John C. Harris			475,000	75,000	$123,000	$6,000
Rob A. Wolf			225,000	75,000	$18,000	$6,000

(1)	Based upon the closing bid price of the Common Stock quoted on the OTC Bulletin Board on June 30, 2005, which was $1.08 per share, and the exercise price of the options (between $0.66 and $1.00 per share).
Director Compensation
     The Board of Directors of the Company has established the following compensation policies for non-employee directors of the Company. Under the Company’s 1994 Stock Plan, each non-employee director is granted, upon election to the Board, an option to purchase 20,000 shares of Common Stock, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. After the year of election, each non-employee director will also receive annually an option to purchase 5,000 shares of Common Stock exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. During fiscal year 2004, no such options were granted to non-employee directors. Directors who are employees of the Company receive no additional compensation for serving as directors. During fiscal year 2005, the Company granted directors 213,000 shares of Common Stock for their service, the Company also granted directors options to purchase 230,000 shares of Common Stock.
Compensation Agreements with Key Personnel
     The Company has executed a two-year employment agreement with John C. Harris, its Chief Executive Officer.
     The Employment Agreement was executed on September 27, 2005, and is effective retroactively to March 15, 2005. The Employment Agreement terminates on March 14, 2007, unless it is earlier terminated pursuant to its terms. Under his Employment Agreement, Mr. Harris receives an annualized base salary of $240,000.
     The employment of Mr. Harris may be terminated at any time by the Company, with cause or without cause. Mr. Harris may resign his position with the Company upon thirty days’ prior written notice to the Company for any reason. If employment is terminated by the Company for cause, or by the executive without good reason, in such case, the executive shall receive his base salary through the date of termination. If employment is terminated by the Company without cause, or by the executive for good reason, then the executive shall receive a termination payment equal to his current base salary for the remainder of the term. In addition, all options granted to him shall immediately vest, and he shall receive all other benefits that would otherwise be due to him under the Employment Agreement for the remainder of the term.

VISEON, INC.	FORM 10-KSB
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     The following table sets forth as of September 21, 2005, the number of shares of the Company’s Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting, investment and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such group or person. The address for all directors and officers of the Company is Viseon, Inc., 8445 Freeport Parkway, Suite 245, Irving, TX 75063.

		Beneficial Ownership
Name and Address of
Beneficial Owner		Number		Percent
Brian Day		147,500	(1)	*
Geoffrey Gerard		31,000	(2)	*
John Harris		712,500	(3)	2.1%
John O’Donnell		325,869	(4)	* %
Charles Rey		170,021	(5)	*
Rob Wolf		262,500	(6)
Ashton Peery		35,000	(7)	*
All Current Executive Officers and Directors as a Group (7 persons)		1,684,390		4.8%
Digital Investors, LLC		1,909,024	(8)	5.5%
	16901 N. Dallas Parkway,
	Suite 230
	Addison, TX 75001
Richard Craven		2,043,652	(9)	6.0%
	5200 Wilson Road #200
	Edina, MN 55424
Henry F. Harris, Sr.		4,605,225	(10)	12.8%
	575 E. Evergreen Avenue
	Wyndmoor, Pennsylvania 19038

Schottenfeld Qualified Associates, LP		3,623,503	(11)	9.9%
	399 Park Avenue
	New York, NY 10022

Albert B. Greco
	16901 N. Dallas Parkway	3,022,980	(12)	8.8%
	Suite 230
	Addison, TX 75001

Kingdon Capital Management, LLC		2,992,258	(13)	8.8%
	152 West 57th Street
	50th Floor
	New York, NY 10019

*	Indicates ownership of less than 1%.

(1)	Includes 77,500 shares owned outright and 70,000 shares that may be acquired within 60 days upon the exercise of stock options.

(2)	Includes 26,000 shares owned outright and 5,000 shares that may be acquired within 60 days upon the exercise of stock options.

(3)	Includes 200,000 shares owned outright and 512,500 shares that may be acquired within 60 days upon the exercise of stock options.

(4)	Includes 30,000 shares owned outright, 20,869 shares owned indirectly through Avteq, Inc., 25,000 shares that may be acquired within 60 days upon the exercise of stock options and 250,000 shares owned indirectly through JOD Enterprises, LLC that may be purchased pursuant to warrants currently exercisable.

VISEON, INC.	FORM 10-KSB
(5)	Includes 37,500 shares owned outright, 57,521 owned by Mr. Rey’s sons and 75,000 shares that may be acquired within 60 days upon the exercise of stock options.

(6)	Includes 262,500 shares that may be acquired within 60 days upon the exercise of stock options.

(7)	Includes 30,000 shares owned outright and 5,000 shares that may be acquired within 60 days upon the exercise of stock options.

(8)	Includes 1,057,360 shares owned outright and 851,664 shares that may be acquired within 60 days upon the exercise of stock warrants.

(9)	Includes 1,998,652 shares owned outright and 45,000 shares that may be acquired within 60 days upon the exercise of stock options.

(10)	Includes 2,605,225 shares owned outright or through trusts, 1,000,000 shares that may be acquired upon the conversion of the Company’s Series A Convertible Preferred Stock, which is currently convertible and 1,000,000 shares that may be purchased pursuant to warrants currently exercisable.

(11)	Includes 538,923 shares owned outright, 500,000 shares that may be acquired upon the conversion of shares of the Company’s Series A and Series B Preferred Stock, 1,516,666 shares that may be acquired upon the exercise of warrants; also includes 15,781 shares owned outright by Richard Schottenfeld, Managing Member of Schottenfeld Qualified Associates, LP, 150,000 shares that may be acquired by upon the conversion of shares of the Company’s Series A Preferred Stock by Mr. Schottenfeld, 381,320 shares that may be acquired by Mr. Schottenfeld upon the exercise of warrants and 148,000 shares owned outright by Schottenfeld Group LLC. Mr. Schottenfeld is the Managing Member of the general partner of Schottenfeld Qualified Associates, LP and controls voting and disposition of the shares held by this stockholder. Mr. Schottenfeld is a member of Schottenfeld Group LLC and shares control of voting and disposition of the shares held by this stockholder. Holdings also include 627,519 shares of Common Stock owned outright, 875,000 shares that may be acquired upon the conversion of shares of the Company’s Preferred Stock and 1,269,824 shares that may be acquired upon the exercise of warrants held by eight individuals and entities who may be deemed to constitute a group with one another, Schottenfeld Qualified Associates, LP, Richard Schottenfeld and Schottenfeld Group LLC. The terms of various convertible securities held by the various reporting persons limit the combined beneficial ownership of the reporting persons to 9.99%, subject to waiver of such limitation by the reporting persons upon sixty-five days notice to the Company.

(12)	Includes 901,040 shares of Common Stock owned outright, 212,916 shares that may be acquired upon the exercise of warrants currently exercisable. Also includes 1,057,360 shares of Common Stock owned outright by Digital Investors, LLC, and 851,664 shares of Common Stock that may be acquired upon the exercise of warrants currently exercisable. In addition to his personal holdings, Mr. Greco, as the sole manager of Digital Investors, LLC, has sole dispositive authority over all shares of Common Stock and warrants owned by Digital Investors, LLC (see note 8).

(13)	Includes 1,971,258 shares owned outright, 2,000,000 shares that may be acquired upon the exercise of warrants currently exercisable and 2,000,000 shares that may be acquired upon the conversion of shares of the Company’s Series A Preferred Stock by M. Kingdon Offshore M.V., 219,200 shares owned outright, 225,000 shares that may be acquired upon the exercise of warrants currently exercisable and 225,000 shares that may be acquired upon the conversion of shares of the Company’s Series A Preferred Stock by Kingdon Partners, 134,200 shares owned outright, 125,000 shares that may be acquired upon the exercise of warrants currently exercisable and 125,000 shares that may be acquired upon the conversion of shares of the Company’s Series A Preferred Stock by Kingdon Family Partnership, LP and 668,300 shares owned outright, 650,000 shares that may be acquired upon the exercise of warrants currently exercisable and 650,000 shares that may be acquired upon the conversion of shares of the Company’s Series A Preferred Stock by Kingdon Associates. The terms of various convertible securities held by the various reporting persons limit the combined beneficial ownership of the reporting persons to 9.99%, subject to waiver of such limitation by the reporting persons upon sixty-five days notice to the Company.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     On June 30, 2003, Henry Mellon and Exim Corporation acquired the debt obligation of the Company under our line of credit (secured by virtually all of our assets) existing pursuant to the loan agreement entered into by the Company and Silicon Valley Bank. This credit facility had matured on December 5, 2002 and the outstanding balance owed by the Company on this loan was approximately $386,200 as of June 30, 2003. Mr. Mellon is a beneficial owner of approximately 4.86% of our common stock as computed in accordance with SEC requirements. At the time of Mr. Mellon’s and Exim’s acquisition of this loan, the terms of the loan were modified so that the Company was only required to pay interest on the loan for 18 months at a rate of 12% per annum until December 31, 2004, at which time the loan was to mature. Additionally the loan was divided into

VISEON, INC.	FORM 10-KSB
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
Equity Compensation Plan Information

	Number of securities to be	Weighted average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance under
Plan category	warrants and rights	warrants and rights	equity compensation plans
Equity compensation plans approved by security holders	1,829,250	$1.12	5,585,750
Equity compensation plans not approved by security holders	231,000	$2.81	N/A

Total	2,060,250
The options granted under the equity compensation plan that was not approved by our shareholders was originally granted between 1997 and 1998. All of such options were issued with exercise prices ranging from $2.81 to $3.00, expire 10 years from the date of issuance and are fully vested.

VISEON, INC.	FORM 10-KSB
PART IV.
ITEM 13. EXHIBITS.
Exhibits:
     The following exhibits are filed with this Annual Report or are incorporated herein by reference:
EXHIBIT INDEX

Exhibit
Number		Description
	2.1	Plan of Merger between RSI Systems, Inc. and Viseon, Inc. (filed as Exhibit 10.40 to the Company’s March 2001 10-QSB and incorporated herein by reference).

	3.1	Articles of Incorporation of Viseon, Inc. (filed as Exhibit 3.1 to the Company’s S-2/ A Registration Statement dated July 25, 2001 and incorporated herein by reference).

	3.2	Certificate of Amendment of Articles of Incorporation (filed as Exhibit 3.1 to the Company’s S-2 Registration Statement dated July 25, 2001 and incorporated herein by reference).

3.3	Bylaws of Viseon, Inc. (filed as Exhibit 3.1 to the Company’s S-2/ A Registration Statement dated July 25, 2001 and incorporated herein by reference).

3.4	Certificate of Amendment of Articles of Incorporation (filed as Exhibit 3.4 to the Company’s SB-2 Registration Statement filed on May 6, 2004 and incorporated herein by reference).

4.1	Form of Warrant granted to RSI Marketing, LLC. (Filed as Exhibit A to Exhibit 10.36 to the Company’s March 31, 2001 10-QSB and incorporated herein by reference).

4.2	Form of Warrant granted to Active Management, LLC. (filed as Exhibit A to Exhibit 10.38 to the Company’s March 31, 2001 10-QSB and incorporated herein by reference).

4.3	Certificate of Designation Establishing the Series A Preferred Stock of Viseon, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K dated March 18, 2004 and incorporated herein by reference).

4.4	Form of Series A-1 Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Company’s Form 8-K dated March 18, 2004 and incorporated herein by reference).

4.5	Form of Series A-2 Common Stock Purchase Warrant (filed as Exhibit 4.3 to the Company’s Form 8-K dated March 18, 2004 and incorporated herein by reference).

10.1	1994 Stock Plan. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 33-62573) dated August 31, 1998 and incorporated herein by reference).

10.2	Manufacturing Agreement with Altron, Inc. dated August 10, 1996 (filed as Exhibit 10.21 to the Form 10-KSB Annual Report of the Company for 1996, File No. 000-27106 (the “Company’s 1996 10-KSB”) and incorporated herein by reference).

10.3	Registration Rights Agreement by and between Company and Digital Investors, LLC, dated as of February 23, 2001 (filed as Exhibit 10.35 to Company’s March 2001 10-QSB the Form 10-QSB Report of the Company for Period ended March 31, 2001, File No. 000-27106 (the “Company’s March 2001 10-QSB” and incorporated herein by reference).

10.4	Registration Rights Agreement by and between Company and RSI Marketing, LLC, dated as of February 23, 2001 (filed as Exhibit 10.37 to Company’s March 2001 10-QSB and incorporated herein by reference).

10.5	Registration Rights Agreement by and between Company and Active Management, LLC, dated as of February 23, 2001 (filed as Exhibit 10.39 to Company’s March 2001 10-QSB and incorporated herein by reference).

VISEON, INC.	FORM 10-KSB

Exhibit
Number		Description
10.6	Exclusive Distribution Agreement (filed as Exhibit 10.61 to the Company’s 2002 10-KSB and incorporated herein by reference).

10.7	Promissory Note between the Company and EXIM Corporation (filed as Exhibit 23.3 to the Company’s SB-2/ A Registration Statement dated August 1, 2003 and incorporated herein by reference).

10.8	Promissory Note between the Company and Henry Mellon dated (filed as Exhibit 23.4 to the Company’s SB-2/ A Registration Statement dated August 1, 2003 and incorporated herein by reference).

10.9	Assignment of Note and Liens (filed as Exhibit 10.24 to the Form 10-KSB Annual Report of the Company for 2003 File No. 000-27106 (the “Company’s 2003 10-KSB”) and incorporated herein by reference).

10.10	Third Amendment to Loan Agreement (filed as Exhibit 10.25 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.11	Warrant in favor of Henry Mellon (filed as Exhibit 10.26 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.12	Warrant in favor of EXIM Corporation (filed as Exhibit 10.27 to the Company’s 2003 10-KSB and incorporated herein by reference).

10.13	Warrant in favor of EXIM Corporation (filed as Exhibit 10.28 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.14	Registration Rights Agreement in favor of Henry Mellon (filed as Exhibit 10.29 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.15	Registration Rights Agreement in favor of EXIM Corporation (filed as Exhibit 10.30 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.16	Piggyback Registration Rights Agreement in favor of Henry Mellon (filed as Exhibit 10.31 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.17	Piggyback Registration Rights Agreement in favor of EXIM Corporation (filed as Exhibit 10.32 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.18	Agreement with Comlink Video regarding purchase of group videoconferencing assets (filed as Exhibit 10.61 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.19	Warrant in favor of Henry Mellon (filed as Exhibit 10.33 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.20	Promissory Note between the Company and Judas, Inc. dated June 30, 2002 (filed as Exhibit 10.34 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.21	Agreement Amending Promissory Note between the Company and Judas, Inc. (filed as Exhibit 10.35 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.22	Warrant in favor of Judas, Inc. (filed as Exhibit 10.36 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.23	Warrant in favor of Judas, Inc. (filed as Exhibit 10.37 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.24	Piggyback Registration Rights Agreement in favor of Judas, Inc. (filed as Exhibit 10.39 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.25	Promissory Note between the Company and Michelle Norwood dated June 30, 2002 (filed as Exhibit 10.40 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.26	Agreement Amending Promissory Note between the Company and Michelle Norwood (filed as Exhibit 10.41 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.27	Warrant in favor of Michelle Norwood (filed as Exhibit 10.42 to the Company’s 2003 10-KSB and incorporated herein by reference).

VISEON, INC.	FORM 10-KSB

Exhibit
Number		Description
	10.28	Warrant in favor of Michelle Norwood (filed as Exhibit 10.43 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.29	Piggyback Registration Rights Agreement in favor of Michelle Norwood (filed as Exhibit 10.44 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.30	Agreement to Convert Short-Term Debt to Long-Term Note between the Company and Carbone Holdings, L.L.C. dated May 31, 2003 (filed as Exhibit 10.45 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.31	Promissory Note between the Company and Carbone Holdings, L.L.C. dated May 31, 2003 (filed as Exhibit 10.46 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.32	Agreement to Convert Short-Term Debt to Long-Term Note between the Company and Active Management, L.L.C. dated May 31, 2003 (filed as Exhibit 10.47 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.33	Promissory Note between the Company and Active Management, L.L.C. dated May 31, 2003 (filed as Exhibit 10.48 to the Company’s 2003 10-KSB and incorporated herein by reference).

	10.34	Form of Series A Convertible Preferred Stock and Warrants Purchase Agreement (filed as Exhibit 4.1 to the Company’s Form 8-K dated April 19, 2004 and incorporated herein by reference).

	10.35	Form of Registration Rights Agreement (filed as Exhibit 4.2 to the Company’s Form 8-K dated April 19, 2004 and incorporated herein by reference).

	21.1	List of Subsidiaries (filed herewith).

	23.1	Consent of Independent Registered Public Accounting Firm — Virchow, Krause & Company, LLP

31(a)	Certification from John Harris, President and Chief Executive Officer of the Registrant, pursuant to 1 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) (filed herewith).

31(b)	Certification from Robert A. Wolf, Chief Financial Officer of the Registrant, pursuant to 1 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) (filed herewith).

32(a)	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32(b)	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	The Company’s Year 2003 Consultant Compensation Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-102551) filed January 16, 2003.

99.2	The Company ’s 1994 Stock Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-62573). The Company’s 2005 Stock Plan (filed as Exhibit.)

VISEON, INC.	FORM 10-KSB
Item 14. Principal Accountant Fees and Services.
     Virchow, Krause & Company, LLP, Certified Public Accountants, are the Company’s independent auditors to examine the financial statements of the Company for the fiscal year ended June 30, 2005 and 2004. Virchow, Krause & Company, LLP has performed the following services and has been paid the following fees for those fiscal years.
Audit Fees
     Virchow, Krause & Company, LLP was paid aggregate fees of $52,756 and $49,983 for the fiscal years ended June 30, 2005 and 2004, respectively for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the consolidated financial statements included in Company’s quarterly reports on Form 10-QSB during those fiscal years.
Audit-Related Fees
     Virchow, Krause & Company, LLP was paid aggregate fees of $17,550 and $4,160 for the fiscal years ended June 30, 2005 and June 30, 2004, respectively for services related to Form SB-2.
Tax Fees
     Virchow, Krause & Company, LLP was paid aggregate fees of $11,780 and $7,350 for the fiscal years ended June 30, 2005 and 2004, respectively for professional services rendered for tax compliance, tax advice and tax planning.
Other Fees
     Virchow, Krause & Company, LLP was paid no other fees during the fiscal years ended June 30, 2005 and 2004, respectively for other professional services.
     The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934. Approximately 85% of the fees paid to Virchow Krause were pre-approved by the audit committee for the fiscal year ended June 30, 2005.
     No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Virchow Krause. Furthermore, no work of Virchow Krause with respect to its services rendered to the Company was performed by anyone other than Virchow Krause.

VISEON, INC. AND SUBSIDIARIES
Dallas, Texas
June 30, 2005 and 2004
CONSOLIDATED FINANCIAL STATEMENTS
Including Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders, Audit Committee and Board of Directors
Viseon, Inc.
     We have audited the accompanying consolidated balance sheets of Viseon, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viseon, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
August 12, 2005 (except as to Note 14 as to which the date is August 23, 2005)

VISEON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and 2004

	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$239,383	$5,339,393
Accounts receivable, net of allowance for doubtful accounts of $0 and $3,739 as of June 30, 2005 and June 30, 2004	16,541	43,389
Inventories	3,758	14,600
Prepaid expenses	379,291	469,789

Total Current Assets	638,973	5,867,171

PROPERTY AND EQUIPMENT, NET	26,428	35,659

INTANGIBLE ASSETS, NET	266,358	210,157

TOTAL ASSETS	$931,759	$6,112,987

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,230,041	$413,674
Accrued expenses	336,287	226,269
Net liabilities of discontinued operations	723,475	743,582

Total Current Liabilities	2,289,803	1,383,525

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY (DEFICIT)
Series A convertible preferred stock, $.01 par value per share 5,000,000 shares authorized, 125 and 338 shares issued and outstanding (liquidation preference of $3,125,000 and $8,450,000)	1	3
Common stock, $.01 par value per share 100,000,000 shares authorized 32,849,070 and 24,682,907 issued and outstanding	328,491	246,829
Additional paid in capital	40,056,336	37,732,562
Accumulated deficit	(41,742,872)	(33,249,932)

Total Stockholders’ Equity (Deficit)	(1,358,044)	4,729,462

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$931,759	$6,112,987

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2005 and 2004

	2005	2004

NET SALES	$239,660	$286,215
COST OF GOODS SOLD	284,746	259,087
RESERVE FOR INVENTORIES	—	(66,830)

Gross Profit (Loss)	(45,086)	93,958
RESEARCH AND DEVELOPMENT	5,134,123	169,982
SELLING, GENERAL AND ADMINISTRATIVE	2,815,881	2,873,163

Operating Loss	(7,995,090)	(2,949,187)

OTHER INCOME (EXPENSE)
Other income	—	3,719
Interest income	46,077	12,547
Amortization of original issue discount	—	(916,666)
Interest expense	—	(127,079)

Other Expense, net	46,077	(1,027,479)

LOSS FROM CONTINUING OPERATIONS	(7,949,013)	(3,976,666)
GAIN FROM DISCONTINUED OPERATIONS	6,107	348,628

NET LOSS	(7,942,906)	(3,628,038)
Preferred Stock Dividends	(550,034)	(3,358,380)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,492,940)	$(6,986,418)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.27)	$(0.19)

Gain from discontinued operations	$—	$0.01

Net loss	$(0.27)	$(0.18)

Net loss attributable to common stockholders	$(0.29)	$(0.34)

Weighted average common shares outstanding:
Basic and diluted	29,122,280	20,585,143

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended June 30, 2005 and 2004

	Preferred Stock		Common Stock		Additional Paid-In
	Share	Amount	Shares	Amount	Capital	Accumulated Deficit	Total
BALANCES, June 30, 2003	—	—	17,829,829	$178,298	$24,179,469	$(26,263,514)	$(1,905,747)

Convertible preferred stock and common stock warrants issued for cash	338	3			8,449,997		8,450,000
Convertible preferred stock issuance costs					(1,215,859)		(1,215,859)
Accretion of beneficial conversion option for convertible preferred stock					3,135,261	(3,135,261)	—
Preferred stock dividends						(223,119)	(223,119)
Common stock issued for services rendered			990,257	9,903	971,541		981,444
Exercise of common stock options			410,500	4,105	211,575		215,680
Exercise of common stock warrants			1,166,666	11,667	338,333		350,000
Conversion of accounts payable into common stock			103,233	1,032	129,214		130,246
Conversion of subordinated notes and accrued interest into common stock			4,182,422	41,824	1,212,902		1,254,726
Common stock warrants issued for services rendered					124,673		124,673
Common stock warrants issued for cash					5,000		5,000
Common stock warrants issued in connection with subordinated notes payable					126,590		126,590
Compensation related to common stock options and warrants					63,866		63,866
Net loss						(3,628,038)	(3,628,038)

BALANCES, June 30, 2004	338	3	24,682,907	246,829	37,732,562	(33,249,932)	4,729,462
Convert preferred stock to common stock	(213)	(2)	5,325,000	53,250	(53,248)		—
Convertible preferred stock issuance costs					(43,972)		(43,972)
Preferred stock dividends			587,689	5,877	629,351	(550,034)	85,194

Common stock issued for services rendered			284,807	2,848	327,604		330,452
Exercise of common stock options			45,000	450	33,050		33,500

Exercise of common stock warrants for cash			1,573,834	15,739	1,434,487		1,450,226
Exercise of common stock warrants (cashless)			349,833	3,498	(3,498)		—
Net loss						(7,942,906)	(7,942,906)

BALANCES, June 30, 2005	125	$1	32,849,070	$328,491	$40,056,336	$(41,742,872)	$(1,358,044)

VISEON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net loss	$(7,942,906)	$(3,628,038)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	41,136	71,996
Amortization of original issue discount	—	916,666
Compensation related to stock options	—	40,660
Compensation related to common stock warrants	—	23,206
Common stock issued for services rendered	330,450	981,444
Common stock warrants issued for services rendered	—	124,673
Loss on retirement of equipment	—	11,367
Gain from discontinued operations	(6,107)	(348,628)
Changes in operating assets and liabilities:
Accounts receivable, net	26,848	(39,280)
Inventories, net	10,842	(7,521)
Prepaid expenses	90,498	(423,216)
Accounts payable	816,368	(5,880)
Accrued expenses	181,596	147,724

Net cash flows used in operating activities	(6,451,275)	(2,134,827)

Cash flows from investing activities:
Purchases of property and equipment	(5,401)	(27,931)
Payments for intangible assets	(82,705)	(118,468)

Net cash flows from investing activities	(88,106)	(146,399)

Cash flows from financing activities:
Payments on short-term notes payable	—	(135,000)
Proceeds from short-term notes payable and warrants issued with note payable	—	200,000
Proceeds from exercise of common stock options	33,500	215,680
Proceeds from exercise of common stock warrants	1,450,226	350,000
Proceeds from sales of common stock warrants	—	5,000
Proceeds from issuance of convertible preferred stock and warrants	—	8,450,000
Payments of convertible preferred stock and warrants issuance costs	(26,863)	(1,215,859)
Dividends on convertible preferred stock	(3,492)	(82,286)

Net cash flows from financing activities	1,453,371	7,787,535

	2005	2004
Change in cash and cash equivalents from discontinued operations	(14,000)	(174,700)

Increase in cash and cash equivalents	(5,100,010)	5,331,609

Cash and cash equivalents, beginning of year	5,339,393	7,784

Cash and cash equivalents, end of year	$239,383	$5,339,393

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
NOTE 1 — Description of Business
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
The second generation of VisiFone has been developed by the Company based on input from various broadband carriers and VoIP marketers. Shipments are expected to begin during the second quarter of fiscal 2006.
The Company has incurred losses from operations and negative cash flows from operations for the years ended June 30, 2005 and 2004. Management plans to try to increase sales and improve operations through 1) continued initiatives to gain acceptance of our product by broadband carriers for sale to their subscribers, 2) continued measures to minimize overhead, and 3) initiatives to monetize our intellectual property rights. Management believes that current cash funds and funds generated from operations will be sufficient to cover cash needs for the 2006 fiscal year, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates or the Company does not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives or becoming profitable.
NOTE 2 — Summary of Significant Accounting Policies
     Principles of Consolidation
The consolidated financial statements include the accounts of Viseon, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
     Cash and Cash Equivalents
The Company considers investments in highly liquid debt securities having an initial maturity of three months or less to be cash equivalents. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

VISEON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
Note 2 (Continued)
     Accounts Receivable
The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of $0 and $3,739 at June 30, 2005 and 2004.
     Inventories
Inventories at June 30, 2005 and 2004 were $3,758 and $14,600 of finished goods consisting principally of videophones and related peripherals. Inventories are stated at the lower of cost (first-in, first-out method) or market.
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
In May 2003, the Company entered into an agreement with a supplier pursuant to which the VisiFone is manufactured under private label for the Company. In most instances, the Company assumes the risks and rewards of ownership of the inventory purchased from the supplier and, accordingly, records revenue on a gross basis. In some cases, the Company does not purchase the inventory from the supplier and does not assume the risks and rewards of ownership and records revenue on a net basis. Substantially all revenues in fiscal 2005 and 2004 were from sales of the VisiFone purchased from this supplier.
     Shipping and Handling Costs

VISEON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
Note 2 (Continued)
In accordance with Emerging Issues Task Force (EITF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company is including shipping and handling revenues in sales and shipping and handling costs in cost of goods sold.
     Research and Development Costs
Research and development costs are charged to operations when incurred.
     Advertising Costs
All costs related to advertising the Company’s products are expensed in the period incurred. Advertising expense for the years ended June 30, 2005 and 2004 was $183,205 and $38,488.
     Net Loss Per Share
Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent years. All outstanding options and warrants totaling 18,913,022 and 20,820,409 at June 30, 2005 and 2004, respectively were antidilutive.
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

	2005	2004
Loss attributable to common stockholders
As reported	$(8,492,940)	$(6,986,418)
Pro forma	$(8,937,689)	$(7,212,896)

Basic and diluted loss per share:
As reported	$(0.29)	$(0.34)
Pro forma	$(0.31)	$(0.35)

Stock based compensation:
As reported	$—	$40,660
Pro forma	$444,749	$226,478
The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004: risk-free interest rates of 4.1% and 3.5%, expected option lives of 10 years and 10 years, expected volatility of 42.17% and 30.29% and expected dividend yield of 0% and 0%.
     Use of Estimates

VISEON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
NOTE 2 (Continued)
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
          Recent Accounting Pronouncements
In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities” that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on the Company’s financial statements.
In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.
In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.
In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with in the first period beginning after December 15,

VISEON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
2005, we will be required to expense the fair value of employee stock options and similar awards. As a public company, we are allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R has not been determined at this time.
In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.
NOTE 3 — Prepaid Expenses
Prepaid Expenses consisted of the following at June 30:

	2005	2004
Prepaid Expenses
Prepaid Insurance	$59,994	$63,045
Vendor Deposits	250,000	265,000
Other	69,297	141,744

Prepaid Expenses	$379,291	$469,789

NOTE 4 — Property and Equipment, Net
Property and equipment consisted of the following at June 30:

	2005	2004
Property and Equipment

Furniture, equipment and software	$48,727	$43,326

Less: accumulated depreciation and amortization	(22,299)	(7,667)

Property and Equipment, net	$26,428	$35,659

Depreciation and amortization expense was $14,633 and $52,787 for the years ended June 30, 2005 and 2004.
NOTE 5 — Intangible Assets, net
Intangible assets consisted of the following at June 30:

VISEON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

	2005	2004
Patents	$342,304	$259,600

Less: accumulated amortization	(75,946)	(49,443)

Intangible assets, net	$266,358	$210,157

Amortization expense of intangible assets was $26,504 and $19,209 for the years ended June 30, 2005 and 2004. Amortization expense is estimated to approximate $27,000 for each of the years ending June 30, 2006, 2007, 2008, 2009 and 2010.
NOTE 6 — Accrued Expenses
Accrued expenses consisted of the following at June 30:

	2005	2004
Accrued preferred dividends	$52,148	$140,833
Deferred revenue	—	25,800
Accrued compensation	38,792	20,167
Accrued late registration fee	101,625	—
Accrued legal fees	87,768	16,750
Other accrued liabilities	55,954	22,719

Accrued Expenses	$336,287	$226,269

NOTE 7 — Debt
In several transactions in fiscal 2002 and 2003, the Company issued convertible promissory notes with warrants to six different lenders in exchange for cash and, in some cases, the assumption of debt. The aggregate principal amount of the notes was $1,106,706. Proceeds were allocated between the notes and warrants, which were valued using the Black-Scholes pricing model. The warrants allow for the purchase of an aggregate of 3,689,019 common shares at $0.30 per share and expire between December 2006 and June 2008. The resulting aggregate original issue discount of $1,106,706 (the fair value of the warrants) was being amortized over the life of the notes using the straight-line method, which approximated the interest method. The Company had been unable to repay interest and principal on the notes when due.
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

VISEON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
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
NOTE 8 — Commitments and Contingencies
     Operating Leases
The Company leases office space under noncancelable operating leases with original terms of monthly to three years expiring in April 2006. One of the leases requires the Company to pay its pro rata share of operating expenses.
Future minimum rental payments due under noncancelable operating leases are as follows for the fiscal years ending June 30:

2006	19,188

Total	$19,188

Total rent expense was $101,484 and $99,745 for the years ended June 30, 2005 and 2004.
     Manufacturing Agreement
On August 28, 1996, the Company entered into a manufacturing agreement with a third party custom manufacturer (Manufacturer). Pursuant to this agreement, the Manufacturer agreed to produce the Company’s videoconferencing products and warranted that all products would be free from defects in material and workmanship for twelve months from the date the Company ships to the customer or fifteen months from the date the Manufacturer ships to the Company, whichever comes first.
As of June 30, 2003, the Company and the Manufacturer have agreed that the Company will no longer place orders for its Mediapro group videoconferencing product line from the manufacturer. The agreement has not yet been terminated; however, the Company and the Manufacturer have entered into discussions regarding the potential obligation that may arise from the termination of said agreement and the Company has accrued an estimate of the expense associated with that potential liability of $518,500, included in discontinued operations.
     Distributor and Dealer Agreements
     In May 2003, the Company entered into an agreement with a supplier pursuant to which the supplier manufactures and private labels the VisiFone for the Company. In most instances, the Company assumes the risks and rewards of ownership of the inventory purchased from the supplier and, accordingly, records revenue on a gross basis. Substantially all revenues in fiscal 2005 and 2004 were from sales of the VisiFone purchased from this supplier.
     Major Customers and Concentration of Credit Risk
Sales to one customer represented approximately 65% of net sales and sales to a different customer represented approximated 27% of net sales for the year ended June 30, 2005 with no accounts receivable from both customers at June 30, 2005. Sales to one customer represented approximately 43% of net sales for the year ended June 30, 2004 with no accounts receivable from this customer at June 30, 2004.
     Legal Proceedings
The Company is involved in legal actions in the ordinary course of its business.

VISEON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
In February 2004, the Company was named as defendant in a lawsuit for approximately $31,000 allegedly owed for past-due accounts payable. The plaintiff was also seeking recovery of attorneys’ fees of approximately $10,000. The Company has accrued $25,111 related to its estimated exposure with this lawsuit as of June 30, 2004. In October 2004, the Company paid $22,500 in full and final settlement of the plaintiff’s claims and this lawsuit was dismissed.
The Company has been named as a defendant in several lawsuits during fiscal 2003 and 2004 related to amounts allegedly owed for goods and services. During fiscal year 2004, the Company settled these lawsuits for approximately $175,000, which amounts had been previously included in cost of goods sold or selling, general and administrative expenses in the consolidated statement of operations.
NOTE 9 — Income Taxes
The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. The Company has incurred cumulative net operating losses for both financial statement and income tax reporting purposes. At June 30, 2005, the Company had Federal and State net operating loss carryforwards of approximately $38,100,000 and research and development credit carryforwards of approximately $291,900. If not used, these carryforwards will begin to expire in 2010. During 1996, a change in ownership occurred pursuant to Section 382 of the Internal Revenue Code that limits the use of loss carryforwards in any one year. Subsequent ownership changes may further limit the use of these net operating loss carryforwards.

	2005	2004
Deferred income tax assets:
Net operating loss carryforwards	$15,230,900	$10,995,900
Asset valuation reserves and other	304,900	324,100
Research and development credit carryforwards	291,900	234,000

	15,827,700	11,554,000
Less: valuation allowance	(15,827,700)	(11,554,000)

Deferred income tax liabilities:
Depreciation and amortization	—	—

Net deferred income tax assets	$—	$—

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits. The change in the valuation allowance was $4,172,800 and $1,198,800 for the years ended June 30, 2005 and 2004.
Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended June 30:

	2005	2004
Federal statutory tax rate benefits	(35.0)%	(35.0)%
State tax, net of federal benefit	(5.0)%	(5.0)%
Change in valuation allowance	40.0%	40.0%

Effective tax rate	—%	—%

NOTE 10 — Stockholders’ Equity (Deficit)
     Series A Convertible Preferred Stock with Warrants
In March and April 2004, the Company sold, in private placement transactions, a total of 338 shares of Series A Convertible Preferred Stock in prepackaged units which included one Series A-1 Warrant and one Series A-2

VISEON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
Warrant for each share of Series A Convertible Preferred Stock (collectively referred to as the “Securities”). The private placement of the Securities resulted in gross proceeds to the Company of $8,450,000, prior to offering expenses. In total, holders of the 338 shares of Series A Convertible Preferred Stock may acquire 16,900,000 shares of the Company’s common stock (8,450,000 shares of common stock upon conversion and 8,450,000 shares upon exercise of warrants). The Company’s placement agent received an aggregate placement fee of $845,000 and warrants to purchase 1,267,500 shares of common stock.
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
The shares of common stock underlying the Securities are currently subject to an effective registration statement under Form SB-2 under the Securities Act of 1933, as amended. The Company has agreed to cause this registration statement to continuously remain effective until all such common stock may be sold without regard to an effective registration statement. Failure to maintain a continuously effective registration statement will subject the Company to liability to certain holders of shares of Series A Convertible Preferred Stock in the form of liquidated damages totaling as high as $253,500 per month.
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
During fiscal 2005 and 2004, the Company issued 284,807 and 990,257 shares of common stock for consulting services. At June 30, 2005, there were 2,196,438 shares available for issuance.
     Stock Warrants
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

VISEON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
As of June 30, 2005, warrants to purchase a total of 16,852,772 shares of common stock were outstanding at exercise prices ranging from $0.25 to $1.65 per share and expiring through June 2014.

		Weighted
		Average
		Exercise
		Price per
	Warrants	Share

Outstanding at June 30, 2003	9,627,659	0.48
Granted	10,834,166	1.15
Exercised	(1,166,666)	0.30
Canceled	—	—

Outstanding at June 30, 2004	19,295,159	0.86
Granted	—	—

Exercised	(2,109,054)	0.82

Canceled	(333,333)	0.60

Outstanding at June 30, 2005	16,852,772	$0.88
     Stock Options
The Company has a 1994 Stock Plan which permits the granting of stock options, including incentive stock options as defined under Section 422 of the Internal Revenue Code of 1986, nonqualified stock options and restricted stock. The exercise price for options granted under the stock plan shall be at a price determined at the sole discretion of the compensation committee of the Company’s board of directors provided, however, that incentive stock options granted under the plan shall be granted at exercise prices equal to the fair market value on the date of grant (110% for a stockholder holding 10% or more of the outstanding shares of common stock). The Company has reserved 2,500,000 shares of common stock for issuance under this plan.
On March 24, 2005, the Company adopted the Viseon, Inc. 2005 Stock Plan (the “Incentive Plan”), subject to the approval of the stockholders of the Company. The Incentive Plan is an unfunded plan which provides for the granting of incentive stock options, non-qualified stock options, restricted shares of Common Stock, stock appreciation rights, and other forms of incentive compensation (collectively, “Awards”) to officers, directors and employees of the Company, as well as to consultants that perform services for the Company. The Company has reserved 5,000,000 shares of common stock for issuance under the plan.
At June 30, 2005, 675,750 shares remained available for grant under 1994 Stock Plan, and 4,910,000 shares remained available for grant under 2005 Stock Plan. Options issued become exercisable over varying periods as provided in the individual plan agreements and have a term of five or ten years.

VISEON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
A summary of changes in common stock options during the years ended June 30, 2005 and 2004 is as follows:

		Weighted
		average
		exercise
		price per
	Options	share

Outstanding at June 30, 2003	1,084,250	1.13

Granted	459,500	0.99
Exercised	(350,500)	0.55
Canceled	(9,000)	1.13

Outstanding at June 30, 2004	1,184,250	1.23

Granted	730,000	1.18
Exercised	(45,000)	0.74
Canceled or Expired	(40,000)	6.25

Outstanding at June 30, 2005	1,829,250	$1.12
Exercisable at June 30, 2005	1,462,583	$1.12
Exercisable at June 30, 2004	919,250	$1.30
Within the option plan, the weighted average remaining contractual life was 7.4 and 6.9 years for the years ended June 30, 2005 and 2004.
As of June 30, 2005, the Company has granted 231,000 options outside the Plan with a weighted average exercise price of $2.81 and a weighted average remaining contractual life of 2.0 years. During fiscal year 2005, 110,000 options with a weighted average exercise price of $8.00 per share were expired and no options outside the Plan were exercised. As of June 30, 2004, the Company had granted 341,000 options outside the Plan with a weighted average exercise price of $4.49 and a weighted average remaining contractual life of 2 years. During fiscal year 2004, 60,000 options with weighted average exercise price of $0.40 per share were exercised.
The following table summarizes information about stock options outstanding as of June 30, 2005, including those issued outside the Plan:

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.38-0.52	43,000	4.44	$0.46	43,000	$0.46
$0.65-0.75	370,000	6.68	$0.69	370,000	$0.69
$1.00-1.50	1,167,500	5.55	$1.09	800,833	$1.10
$1.62-2.18	220,000	7.45	$1.83	220,000	$1.83
$2.81-3.00	259,750	2.11	$2.83	259,750	$2.83

$0.38-3.00	2,060,250	5.50	$1.30	1,693,583	$1.35

The weighted average fair values of options granted in 2005 and 2004 were as follows:

Fiscal 2005 grants	$0.80
Fiscal 2004 grants	$0.29

VISEON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
NOTE 11 — Retirement Savings Plan
The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of section 401(K) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. Profit sharing contributions by the Company are completely discretionary. The Company made no contributions during the years ended June 30, 2005 and 2004.
NOTE 12 — Supplemental Disclosure of Cash Flow Information
     Supplemental cash flow information:

Cash paid for interest, net of original issue discount	$—	$14,553

Noncash investing and financing activities
Common stock issued for accounts payable	—	$130,246
Subordinated notes converted to common stock warrants	—	$65,000
Subordinate notes and accrued interest converted to common stock	—	$1,254,726
Accrued preferred stock dividends converted to common stock	$409,187	—
Common stock issued for preferred stock dividends	$149,841	—
Conversion of preferred stock to common stock	$48,250	—
Cashless exercise of warrants	$3,498	—

NOTE 13 — Discontinued Operations
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
The only significant operating activities of the discontinued operations for the year ended June 30, 2004 was the settlement of certain liabilities in amounts less than the Company had accrued, resulting in a gain of $348,628. The settlement of certain liabilities resulted in a gain of $6,017 for the year ended June 30, 2005. The only significant assets and liabilities of the discontinued operations at June 30, 2005 and 2004 consisted of certain accounts payable in the amount of $723,475 and $743,582.
NOTE 14 — Subsequent Events
      Series B Convertible Preferred Stock with Warrants
On August 22, 2005, the Company completed the private placement of an aggregate 376 shares of its Newly Designated Series B Convertible Preferred Stock, $0.01 par value (“Series B Preferred”), and five year common stock purchase warrants (“Series B Warrants”) exercisable for an aggregate 9,400,000 shares of the Company’s Common Stock, $0.01 par value (“Common Stock”). The Series B Shares were designated out of the previously authorized 5,000,000 shares of Preferred Stock. The sale of the preferred stock units was made pursuant to a series of Securities Purchase Agreements that were entered into by the Company and certain accredited investors on or about August 22, 2005. The Company issued 376 units in the offering at a purchase price equal to $25,000 per unit, resulting in gross

VISEON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
proceeds of $9,400,000, less offering expenses of approximately $800,000. The private placement proceeds will be used for general corporate purposes.
     Each preferred stock unit consists of one share of the Series B Preferred and one Series B Warrant that is exercisable for 25,000 shares of Common Stock at an initial exercise price equal to $1.15 per share, subject to certain adjustments. Each share of Series B Preferred is convertible into twenty-five thousand shares of Common Stock, subject to certain adjustments. In connection with the offering, The Company issued its placement agent a five year warrant to purchase 282,000 shares of Common Stock at an exercise price of $1.15 per share and paid it a placement fee equal to $658,000, plus the reimbursement of certain expenses. The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the representations and warranties made by the purchasers in the purchase agreements.
     In connection with the issuance of the Series B Preferred and the Series B Warrants, the Company and each purchaser entered into a Registration Rights Agreement, in which the Company agreed to file with the Securities and Exchange Commission, no later than September 30, 2005, a registration statement under the Securities Act registering the resale of the Common Stock to be issued upon conversion of the Series B Preferred, as payment of dividends on the Series B Preferred, or upon the exercise of the Series B Warrants. The Company agreed to cause the registration statement to be declared effective under the Securities Act within 120 days of the closing of the private placement. The Company further agreed to keep the registration statement effective until the earlier of (i) the sale pursuant to a registration statement of all of the Common Stock receivable as dividends or upon conversion or exercise of all of the Series B Preferred and the Series B Warrants, or (ii) August 21, 2012.
     If the Company is unsuccessful in causing the Registration Statement to be declared effective within 120 days of the closing of the private placement, it may be required to pay late fees in the amount of $94,000 per month.
     The fair value allocated to the warrants of $4,413,000 will be recorded as equity. The fair value allocated to the Series B Preferred Stock of $4,987,000 together with the original conversion terms will used to calculate the value of the deemed dividend on the preferred stock.
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
     As of June 30, 2003, the Company and the Manufacturer agreed that the Company will no longer place orders for its MediaPro384(R) group videoconferencing product line from the Manufacturer. The agreement has not yet been terminated; however, the Company and the Manufacturer have entered into discussions regarding the potential obligation that may arise from the termination of the agreement and the Company has accrued an estimate of that potential liability of $518,500. This amount is classified on the balance sheet under net liabilities of discontinued operations. This matter was settled subsequent to year end.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas on September 30, 2005.

VISEON, INC.

By	/s/ JOHN C. HARRIS

John C. Harris,
Chief Executive Officer and President (Principal Executive Officer)

By	/s/ BRIAN R. DAY

Brian R. Day
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JOHN C. HARRIS	Director; Chief Executive	September 30, 2005

John C. Harris	Officer and President;
(Principal Executive Officer,

/s/ BRIAN DAY	Chief Financial Officer	September 30, 2005

Brian Day	(Principal Financial Officer and Principal Accounting Officer)

/s/ ASHTON PEERY	Director	September 30, 2005

Ashton Peery

/s/ GEOFFREY GERARD	Director	September 30, 2005

Geoffrey Gerard

/s/ JOHN O’DONNELL	Director	September 30, 2005

John O’Donnell

/s/ CHARLES REY

Charles Rey	Director	September 30, 2005