Form 10QSB
period 2005-09-30
VISEON INC
filed 2005-11-14
CIK 936130

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
Commission File Number 000-27106
VISEON, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	41-1767211
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
8445 Freeport Parkway, Suite 245, Irving, Texas 75063
(Address of principal executive offices)
(972) 906-6300
(Issuer’s Telephone Number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
State the number of shares outstanding of each of the issued classes of Common Equity as of the latest practicable date.
     The Company had 34,702,314 shares of Common Stock, $ 0.01 par value per share, outstanding as of November 7, 2005.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
VISEON, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	June 30,
	2005	2005
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,306,500	$239,383
Accounts receivable	3,320	16,541
Inventories	89,517	3,758
Prepaid expenses	349,172	379,291

Total Current Assets	6,748,509	638,973
PROPERTY AND EQUIPMENT, NET	26,034	26,428
INTANGIBLE ASSETS, NET	326,467	266,358

TOTAL ASSETS	$7,101,010	$931,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$725,270	$1,230,041
Accrued expenses	305,682	336,287
Net liabilities of discontinued operations	204,975	723,475

Total Current Liabilities	1,235,927	2,289,803

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $.01 par value per share 5,000,000 shares authorized
Series A convertible preferred stock, 111 and 125 shares issued and outstanding (liquidation preference of $2,775,000 and $3,125,000)	1	1
Series B convertible preferred stock, 376 and 0 shares issued and outstanding (liquidation preference of $9,400,000 and $0)	4	—
Common stock, $.01 par value per share 100,000,000 shares authorized 34,345,412 and 32,849,070 issued and outstanding	343,454	328,491
Additional paid-in capital	54,167,288	40,056,336
Accumulated deficit	(48,645,664)	(41,742,872)

Total Stockholders’ Equity (Deficit)	5,865,083	(1,358,044)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,101,010	$931,759

     See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

NET SALES	$—	$168,169
COST OF GOODS SOLD	—	157,637

Gross Profit (Loss)	—	10,532
RESEARCH AND DEVELOPMENT	997,828	783,767
SELLING, GENERAL AND ADMINISTRATIVE	842,953	694,673

Operating Loss	(1,840,781)	(1,467,908)

OTHER INCOME (EXPENSE)
Interest income	17,966	17,642
Interest expense	(117,500)	—

Other Income (Expense), net	(99,534)	17,642

LOSS FROM CONTINUING OPERATIONS	(1,940,315)	(1,450,266)
GAIN FROM DISCONTINUED OPERATIONS	108,640	4,979

NET LOSS	(1,831,675)	(1,445,287)
Preferred Stock Dividends	(4,875,322)	(204,026)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,706,997)	$(1,649,313)

Basic and diluted loss per share:
Loss from continuing operations	$(0.06)	$(0.06)
Gain from discontinued operations	$0.00	$0.00
Net loss	$(0.05)	$(0.07)
Net loss attributable to common stockholders	$(0.20)	$(0.07)
Weighted average common shares outstanding:
Basic and diluted	33,445,691	25,177,131

     See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,831,675)	$(1,445,287)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	10,399	11,239
Amortization of original issue discount	117,500	—
Compensation related to stock options	—	—
Compensation related to issuance of stock	—	46,250
Common stock issued for services rendered	20,000	—
Common stock warrants issued for services rendered	124,207	—
Gain from discontinued operations	(108,640)	(4,979)

Changes in operating assets and liabilities:
Accounts receivable, net	13,222	8,312
Inventories, net	(85,760)	(10,950)
Prepaid expenses	30,119	59,347
Accounts payable	(504,771)	19,020
Accrued expenses	(126,621)	136,060

Net cash flows used in operating activities	(2,342,020)	(1,180,988)

Cash flows from investing activities:
Purchases of property and equipment	(3,594)	—
Proceeds from sale of equipment	—	—
Payments for intangible assets	(66,520)	(63,267)

Net cash flows from investing activities	(70,114)	(63,267)

Cash flows from financing activities:
Payments on short-term notes payable	(250,000)	—
Proceeds from short-term notes payable	250,000	—
Proceeds from exercise of common stock warrants	240,000	—
Proceeds from issuance of convertible preferred stock and warrants	9,400,000	—
Payments of convertible preferred stock and warrant issuance costs	(1,160,749)	(26,863)

Dividends on convertible preferred stock	—	(3,491)

Net cash flows from financing activities	8,479,251	(30,354)

Change in cash and cash equivalents from discontinued operations	—	(11,000)

Increase (decrease) in cash and cash equivalents	6,067,117	(1,285,609)
Cash and cash equivalents, beginning of period	239,383	5,339,393

Cash and cash equivalents, end of period	$6,306,500	$4,053,784

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

Supplemental cash flow information:
Cash paid for interest	—	—
Noncash investing and financing activities:
Net liabilities of discontinued operations converted into common stock and warrants	409,860	—
Accrued preferred stock dividends converted to common stock	52,083	140,833
Common stock issued for preferred stock dividends	30,999	70,416
Conversion of preferred stock to common stock	3,500	—
Cashless exercise of warrants	2,619	—
Warrants issued to induce exercise of warrants	195,795	—
Accretion of beneficial conversion option	4,696,240	—

VISEON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
1. DESCRIPTION OF THE BUSINESS:
Viseon was a developer and reseller of videoconferencing systems from its inception in 1993 until January of 2003. These systems, which delivered near television quality audio and video communications over ISDN circuits were sold primarily to corporate, government and OEM customers including Philips. On July 25, 1995, we completed the initial public offering of our common stock.
In 2003 we changed our focus to developing next generation digital broadband telephones for use with Voice over Internet Protocol (“VoIP”) services. These multi-media telephones, currently marketed under the VisiFoneTM name, have been designed to provide consumers, and corporate and government users of high speed internet connections with new features and functions not previously possible on low speed analog telephone networks commonly referred to as PSTN or Public Switched Telephone Network. In addition to providing two way live video communications, the VisiFone provides users with new levels of digital audio quality, on-screen feature controls and enables network based services such as video mail and the ability to receive streamed content. In essence, the VisiFone was designed to deliver many of the same features found on a current generation cellular telephone but not possible on today’s analog home telephones.
The VisiFone is the first digital telephone available for consumer use on these new digital telephone networks made possible by broadband connections via DSL, cable modems and other Ethernet based networks. We estimate that as of September 30, 2005 there are 40 million U.S. homes with broadband access. The migration of voice traffic to the internet is growing rapidly and VoIP is projected by various analysts to be adopted by over 27 million U.S. homes by 2009. This projection represents considerable growth from the estimated 2 million U.S. VoIP users in 2004. Similar growth is forecast for other developed regions of the world.
We are targeting the sale of VisiFones to and through broadband and VoIP providers such as cable companies and RBOCs for use by consumers. Carriers offering the VisiFone will most likely be in the U.S. and Europe. We also believe that there is a potentially significant market for sales of the VisiFone into various branches of the U.S. Government as well as the commercial marketplace. The current generation VisiFone began shipping to carriers in July of 2005 for testing and customization. We believe that a certain portion of the 280 million analog telephones in U.S. homes will be replaced by digital home telephones just as digital cell phones have replaced analog handsets. A digital home telephone will enable consumers to more easily access and benefit from digital telephony features including, but not limited to CD quality audio calls and live, TV quality, two-way video communications.
The availability of low cost broadband access at home, new more powerful chipsets and the VisiFone’s patented technology allow consumers to experience television or near television quality video calls with friends, family or business associates across the street or around the world. The consumer prices for the VisiFone will be determined by the selling carrier or retailer. However, we expect the VisiFone to be sold in conjunction with VoIP services in a fashion similar to how wireless carriers sell a package of a handset with a term service commitment. In many cases this entails the carrier subsidizing the cost of the handset and selling it to consumers below the carriers actual cost. We expect carriers to offer the VisiFone in a variety of packages with various term commitments and options. Some carriers may elect to charge nothing up front for a VisiFone in a model similar to that used for cable TV set top converters, and instead charge a monthly rental fee. We estimate that end user price levels will fall between $99 and $499 per unit for the basic consumer only model.
We have incurred losses from operations and negative cash flows from operations for the years ended June 30, 2005 and 2004 and the quarter ended September 30, 2005. Management plans to try to increase sales and improve operations through: 1) continued initiatives to gain acceptance of our product by broadband carriers for sale to their subscribers, 2) continued measures to minimize overhead, and 3) initiatives to monetize our intellectual property rights. Management believes that current cash funds and funds generated from operations will be sufficient to cover cash needs for the 2006 fiscal year, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates or we do not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives or becoming profitable.

2. BASIS OF PRESENTATION:
The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with our June 30, 2005 consolidated financial statements and related footnotes included in our Annual Report on Form 10-KSB.
The consolidated financial statements include the accounts of Viseon, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Intangible Assets. We amortize patents over their estimated useful lives of ten years using the straight-line method. Accumulated amortization of intangible assets was $82,357 and $75,946 at September 30, 2005 and June 30, 2005, respectively. Amortization expense of intangible assets was $6,411 and $7,628 for the three months ended September 30, 2005 and 2004. Amortization expense is estimated to approximate $27,000 for each of the years ending June 30, 2006, 2007, 2008, 2009 and 2010.
Revenue Recognition. We record sales revenue at the time merchandise is shipped and record a reserve for potential returns based upon historical experience rates. In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition.” SAB No. 101, as amended by SAB No. 104, sets forth the SEC staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.
We offer an unconditional 30-day right of return on the sale of our VisiFone products. We recognize revenue on shipment and record a reserve for potential returns. We believe we meet all of the requirements for revenue recognition under SFAS 48 and SAB 104.
Our warranty policy during the first year after the sale includes an obligation to replace during the first 30 days and to repair during the next 11 months. We have a one-year warranty with our manufacturers, so there is little, if any, cost to us for warranty claims. No warranty reserve has been recorded to date, although we will record a reserve if warranty activity increases and there are unrecoverable costs to us.
Accounts Receivable. We review our customers’ credit history before extending unsecured credit and establish an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. We do not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.
Inventory Valuation. We write down excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about product life cycles, demand for our products, market conditions and other pertinent factors. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods.
Loss Per Common Share. Basic loss attributable to common stockholders per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the reporting period. Diluted loss attributable to common stockholders per common share is computed by dividing the loss by the sum of the weighted average number of common shares outstanding plus the number of common share equivalents that represent all additional shares of Common Stock that would have been outstanding if all potentially dilutive securities (primarily stock options, stock warrants and convertible debt) had been exercised. All options and warrants outstanding during the three months ended September 30, 2005 and 2004 were anti-dilutive to earnings per share.

Stock Based Compensation. In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, we use the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of our common stock at the grant date over the amount the employees must pay for the stock. Our general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black Scholes pricing method.
We have adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation.” Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, our net loss and basic diluted net loss per common share would have been changed to the following pro forma amounts:

	For the three months ended
	September 30,
	2005	2004
Loss attributable to common Stockholders
As reported	$(6,706,997)	$(1,649,313)
Pro forma	(7,010,211)	(1,767,919)
Basic and diluted loss per share:
As reported	(0.20)	(0.07)
Pro forma	(0.21)	(0.07)
Stock based compensation:
As reported	—	—
Pro forma	303,214	118,606
In determining the compensation cost of options granted during the three months ended September 30, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the three months ended
	September 30,
	2005	2004

Risk-free interest rate	4.25%	4.25%
Expected life of options granted	10 years	10 years
Expected volatility	35.26%	33.31%
Expected dividend yield	0%	0%
4. RECENT ACCOUNTING PRONOUNCEMENTS:
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
5. CONVERTIBLE PREFERRED STOCK AND WARRANTS:
Series A Convertible Preferred Stock with Warrants. In the months of March and April 2004, we sold, in private placement transactions, a total of 338 shares of Series A Convertible Preferred Stock, $0.01 par value (“Series A Preferred”), in prepackaged units which included one Series A-1 Warrant and one Series A-2 Warrant for each share of Series A Preferred (collectively referred to as the “Securities”). The private placement of the Securities resulted in gross proceeds to us of $8,450,000, prior to offering expenses. In total, holders of the 338 shares of Series A Preferred may acquire 16,900,000 shares of our Common Stock (8,450,000 shares of Common Stock upon conversion and 8,450,000 shares upon exercise of warrants).

Each share of Series A Preferred is convertible, at the initial conversion price of $1.00, into 25,000 shares of Common Stock, subject to adjustment under certain conditions. Holders of the Series A Preferred are entitled to dividends at the rate of 10% per annum payable quarterly in either cash or, at our option, registered shares of Common Stock valued at fair market value. Shares of Series A Preferred are convertible into shares of Common Stock at the holders’ option at any time and will automatically convert to shares of Common Stock if certain trading volume and closing price targets on our Common Stock are met at various intervals. The closing price targets are $2.00 per share through August 16, 2006 and $3.00 per share thereafter. The trading volume target is an average of 125,000 shares per day over a consecutive 20-day period during which the applicable closing price target has been met or exceeded. In addition, shares of the Series A Preferred participate on an as-if converted basis in any dividends paid on Common Stock. Holders of shares of Series A Preferred are entitled to voting rights together with the Common Stock, on an as-if converted basis.
The conversion price of the Series A Preferred is subject to appropriate adjustment in the event of stock splits, stock dividends, reverse stock splits, capital reorganizations, recapitalizations, reclassifications, and similar occurrences as well as the issuance of Common Stock in consideration of an amount less than the then-effective conversion price.
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
The shares of Common Stock underlying the Securities are currently subject to an effective registration statement on Form SB-2 under the Securities Act of 1933, as amended. We have agreed to cause this registration statement to continuously remain effective until all such Common Stock may be sold without regard to an effective registration statement. Failure to maintain a continuously effective registration statement will subject us to liability to certain holders of shares of Series A Preferred in the form of liquidated damages totaling as high as $253,500 per month.
Our placement agent received an aggregate placement fee of $845,000 and warrants to purchase 1,267,500 shares of Common Stock at a purchase price of $1.00 per share for a term of five years from the date of issuance (the “Series A-1-AGENT Warrants”). The exercise price of the Series A-1-AGENT Warrants is subject to adjustment for the issuance of Common Stock in consideration of an amount less than the then effective exercise price.
The Series A-1 Warrants, Series A-2 Warrants and Series A-1-Agent Warrants each contain provisions allowing us to repurchase the warrants from the holders upon 15 days notice at $0.10 per warrant share if certain trading volume and closing price targets on our Common Stock are met at various intervals. The closing price targets are $2.50 per share through August 16, 2006 and $3.50 per share thereafter. The trading volume target is an average of 125,000 shares per day over a consecutive 20-day period during which the applicable closing price target has been met or exceeded.
From August 2004 through September 2005, holders of 227 shares of the Series A Convertible Preferred Stock elected to convert their shares to Common Stock, resulting in the issuance of 5,675,000 shares of Common Stock.
     Series B Convertible Preferred Stock with Warrants. In August, 2005, we completed the private placement of an aggregate 376 shares of our Series B Convertible Preferred Stock, $0.01 par value (“Series B Preferred”), and five year common stock purchase warrants (“Series B Warrants”) exercisable for an aggregate 9,400,000 shares of our Common Stock. The sale of the preferred stock units was made pursuant to a series of Securities Purchase Agreements that were entered into by us and certain accredited investors on or about August 22, 2005. We issued 376 units in the offering at a purchase price equal to $25,000 per unit, resulting in gross proceeds of $9,400,000 prior to offering expenses. The private placement proceeds will be used for general corporate purposes.
Each share of Series B Preferred is convertible, at the initial conversion price of $1.00, into 25,000 shares of Common Stock, subject to adjustment under certain conditions. Holders of the Series B Preferred are entitled to dividends at the rate of 10% per annum payable quarterly in either cash or, at our option, registered shares of Common Stock valued at fair market value. Shares of Series B Preferred are convertible into shares of Common Stock at the holders’ option at any time and will automatically convert to shares of Common Stock if certain trading volume and a closing price target on our Common Stock are met after February 16, 2006. The closing price target is $3.00 per share and the trading volume target is an average of 100,000 shares per day over a consecutive 20-day period during which the applicable closing price target has been met or exceeded. In addition, shares of the Series B Preferred participate on an as-if converted basis in any dividends paid on Common Stock. Holders of shares of Series B Preferred are entitled to voting rights together with the Common Stock, on an as-if converted basis.
The conversion price of the Series B Preferred is subject to appropriate adjustment in the event of stock splits, stock dividends, reverse stock splits, capital reorganizations, recapitalizations, reclassifications, and similar occurrences as well as the issuance of Common Stock in consideration of an amount less than the then-effective conversion price.
The holder of each Series B Warrant is entitled to purchase 25,000 shares of Common Stock at an exercise price of $1.15 per share for a term of five years from the date of issuance. The exercise price of the Series B Warrants is subject to adjustment for the issuance of Common Stock in consideration of an amount less than the then effective exercise price.
In connection with the offering, we issued our placement agent a warrant to purchase 282,000 shares of Common Stock at an exercise price of $1.15 per share a term of five years from the date of issuance (the “Series B-AGENT Warrants”) and paid it a placement fee equal to $658,000, plus the reimbursement of certain expenses. The exercise price of the Series B-AGENT Warrants is subject to adjustment for the issuance of Common Stock in consideration of an amount less than the then effective exercise price.
The Series B Warrants and Series B-Agent Warrants each contain provisions allowing us to repurchase the warrants from the holders upon 15 days notice at $0.10 per warrant share if certain trading volume and closing price targets on our Common Stock are met. The closing price targets are $3.00 per share and the trading volume target is an average of 100,000 shares per day over a consecutive 20-day period during which the applicable closing price target has been met or exceeded.
The shares of Common Stock to be issued upon conversion of the Series B Preferred, as payment of dividends on the Series B Preferred, or upon the exercise of the Series B Warrants are currently subject to an effective registration statement on Form SB-2 under the Securities Act of 1933, as amended. We have agreed to cause this registration statement to continuously remain effective until the earlier of (i) the sale pursuant to a registration statement of all of the Common Stock receivable as dividends or upon conversion or exercise of all of the Series B Preferred and the Series B Warrants, or (ii) August 21, 2012. Failure to maintain a continuously effective registration statement will subject us to liability to certain holders of shares of Series B Preferred in the form of liquidated damages totaling as high as $282,000 per month.

6. COMMITMENTS AND CONTINGENCIES:
Manufacturing Agreement
On August 28, 1996, we entered into a manufacturing agreement with a third party custom manufacturer (the “Manufacturer”). Pursuant to this agreement, the Manufacturer agreed to produce our group videoconferencing products. The agreement was terminable by either party upon failure of the other party to comply with any material term of the agreement after a 30 day written notice and cure period. In the event of such termination, we would be obligated to pay for any goods accepted under the terms of the agreement. We also had the right to terminate the agreement upon 30 days written notice for any reason or for no reason. In such case, we would be obligated to pay for material and work in progress for products ordered.
As of June 30, 2003, both parties agreed that we would no longer place orders for our MediaPro384(R) group videoconferencing product line from the Manufacturer. The agreement has been terminated. On September 30, 2005, we entered into a settlement agreement with the Manufacturer in order to settle the dispute regarding amounts alleged to be owed to the Manufacturer by us. The terms of the settlement included our agreement to issue 350,000 shares of common stock and a four year warrant to purchase 600,000 shares at $1.26 per share to the order of the Manufacturer in full and final settlement of the disputed debt. As a result of the settlement, we recognized a gain from discontinued operations of $108,640.
Distributor and Dealer Agreements
In May 2003, we entered into an agreement with a supplier pursuant to which the supplier manufactured and private labeled a first generation VisiFone for us. The agreement expired in accordance with its terms in May 2004 although we continued purchasing VisiFones at the pricing contained in the expired agreement subsequent to its expiration. In most instances, we assumed the risks and rewards of ownership of the inventory purchased from the supplier and, accordingly, we recorded revenue on a gross basis.
Investor and Recruitment Agreement
In February 2001, in connection with an agreement for seeking potential investors and recruiting and hiring of senior management, we issued rights to purchase warrants for 500,000 shares of our Common Stock at an exercise price of $0.45. The agreement also required the payment of consulting fees. As of June 30, 2004, all warrants have vested and been expensed. This agreement expired in February 2004. The warrants granted pursuant thereto expire in February 2006.
Legal Proceedings
We are involved in legal actions in the ordinary course of its business.
In February 2004, we were named as defendant in a lawsuit for approximately $31,000 allegedly owed for past-due accounts payable. The plaintiff was also seeking recovery of attorneys’ fees of approximately $10,000. We accrued $25,111 related to our estimated exposure with this lawsuit. In October 2004, we paid $22,500 in full and final settlement of the plaintiff’s claims and this lawsuit was dismissed.
We had been named as a defendant in several lawsuits during fiscal year 2004 and 2003 related to amounts allegedly owed for goods and services. During fiscal year 2004, we settled several of these lawsuits for approximately $175,000, which amounts had been previously included in cost of goods sold or selling, general and administrative expenses in the consolidated statement of operations.
7. STOCKHOLDERS’ EQUITY (DEFICIT):
During the quarter ended September 30, 2005, we issued 67,047 shares of Common Stock valued at $83,066 for payment of dividends on our Series A Convertible Preferred Stock.
During the quarter ended September 30, 2005, 14 shares of Series A Preferred with a liquidation preference of $350,000 were converted into 350,000 shares of Common Stock.

During the quarter ended September 30, 2005, we issued 711,904 shares of Common Stock upon exercise of warrants. One holder exercised a warrant to purchase 333,333 shares of Common Stock on a cashless basis by exchanging the right to purchase 71,429 shares valued at $100,000 for the payment otherwise due on exercise of the warrant. One other holder exercised warrants to purchase 450,000 shares of Common Stock for cash proceeds of $240,000.
8. DISCONTINUED OPERATIONS:
In January 2003, we decided to change our focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. This was accomplished by the transfer to a third party of our group videoconferencing services contract portfolio and the liquidation of our remaining group videoconferencing assets. The only measurable revenues we are now receiving result from the sales of the VisiFone. Therefore, we classified the net assets and operations related to the group videoconferencing business as discontinued operations in the accompanying consolidated financial statements.
9. SUBSEQUENT EVENTS:
On October 10, 2005, 14 shares of Series A Preferred with a liquidation preference of $350,000 were converted into 350,000 shares of Common Stock. An additional 6,902 shares of common stock were issued for accrued dividends at the time of the conversion. In addition, the Company granted options to acquire 1,750,000 shares of Common Stock at an exercise price of $1.00 per share to certain current members of management.
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
Readers are referred to the caption “Risk Factors” appearing at the end of Item 1 of the 2005 Annual Report on Form 10-KSB for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Overview
Viseon was founded in 1993, and changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. Historically, we had been a developer of our own group videoconferencing systems primarily sold to corporate end users and OEM customers. In 2003, we recognized the need to modify our business model to achieve higher margins and benefit from our portfolio of U.S. patents. In January 2003, we completed our change in focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. This has been accomplished by transferring our group videoconferencing services contract portfolio with its associated liabilities and obligations to Comlink Video and liquidating our remaining group videoconferencing assets. The only measurable revenues we are now receiving result from the sales of VisiFonesTM to corporations and consumers.
Our current marketing strategies target two diverse market segments: (i) corporations and government entities which have widespread operations across regional, national and international boundaries and (ii) residential consumers who have historically not purchased video communication products in the past. Distribution may include the utilization of arrangements with providers of broadband Internet access, such as cable Multi System Operators, or “MSO’s,” telephone companies that provide DSL services and independent marketers of consumer VoIP services. All of these developments have affected and will continue to affect our financial model in terms of margins, cash flow requirements, and other areas. We have a limited history with respect to the direction our business is now taking. There can be no assurance that we will be able to succeed in implementing our strategy or that we will be able to achieve positive cash flow or profitable operations as a result of these changes in our business.
Results of Operations
Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004.
Net Sales. Net sales for the first quarter of fiscal year 2006 were $0 compared with $168,169 in the first quarter of fiscal year 2005. We are focusing our efforts on final design and marketing of the next generation VisiFone unit and, accordingly, sales of the earlier VisiFone have ceased. No revenue has been recorded on the deployment of units of next generation Visifone’s to carriers as these deployments have been for trials only to-date. We anticipate sales volumes in fiscal year 2006 will increase significantly compared to those of fiscal year 2005 as a result of our penetration of the carrier market.
Gross Profit (Loss). Gross loss was ($0) in the first quarter of fiscal year 2006 compared to a gross profit of $10,532 during the first quarter of fiscal year 2005. The gross loss in the first quarter of fiscal year 2006 was attributable to no unit revenue and amortization of patent costs to cost of good sold. For the next quarter, we expect to continue to sell limited quantities of the existing model VisiFone at low or negative margins to corporate, government and educational customers for demonstration and evaluation purposes and to promote adoption of the technology in the marketplace.
Research and Development Expenses. Research and development expenses were $997,828 for the first quarter of fiscal year 2006 compared to $783,767 (466.1% of net sales) for the first quarter of fiscal year 2005. The increase was attributable to increased expenditures toward the development and carrier customization of the next generation unit in the VisiFone product line. We expect to incur approximately $750,000 of research and development expenses during the next fiscal quarter and approximately $3,100,000 during the fiscal year ending June 30, 2006 for future project enhancements and carrier customization, subject to available cash flows.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $842,953 for the first quarter of fiscal year 2006 compared to $694,673 (413.1% of net sales) for the first quarter of fiscal year 2005. Included within selling, general and administrative costs were legal expenses totaling $124,207. These expenses were paid with a five year warrant to purchase 344,827 shares of our Common Stock at $1.00 per share. Excluding this item, selling, general and administrative expenses remained relatively constant between periods, reflecting a consistent level of expenditures in our administrative operations.
Other Income (Expense). Other income was $17,966 in the first quarter of fiscal year 2006, compared to other income of $17,642 in the first quarter of fiscal year 2005. Other income consisted solely of interest earned on our cash funds. We recorded interest expense of $117,500 during the quarter. This interest expense related to the issuance of a five year warrant to purchase 250,000 shares of our common stock at $1.26 as consideration for the granting of a short term loan in the amount of $250,000 during the quarter. The loan was repaid during the quarter and the entire amount of the original issue discount was charged to interest expense as a result.

Gain from Discontinued Operations. On September 30, 2005 we entered into a settlement agreement with a former supplier in order to settle a dispute regarding amounts that we allegedly owed to that entity. The terms of the settlement included our agreement to issue 350,000 shares of our Common Stock and a four year warrant to purchase 600,000 shares of our Common Stock at $1.26 per share in full and final settlement of the disputed debt. The value of the settlement, valuing the Common Stock at the September 29 closing price of $0.87 and valuing the warrant using the Black-Scholes pricing method was 409,860. Our previously accrued liability for this matter was $518,500. As a result of the settlement, we recognized a gain from discontinued operations of $108,640. During the first quarter of fiscal 2005, we negotiated discounted repayments related to amounts owed to certain creditors. Based on these discounts, we recorded a gain from discontinued operations of $4,979 in the first quarter of fiscal year 2005.
Preferred Stock Dividends. The results of operations for the first quarter of fiscal 2006 reflect a charge of $4,875,322 compared to $204,026 in the first quarter of fiscal 2005 for dividends on our outstanding shares of convertible preferred stock. Dividends on both our Series A Preferred and Series B Preferred accrue at a rate of 10% per annum. Substantially all dividends have been paid by the issuance of Common Stock. Dividends in the first quarter of fiscal 2006 were comprised of dividends on our Series A Preferred of $77,249 and dividends on our Series B Preferred of $4,798,073. Series B Preferred dividends include a charge of $4,696,240 in the quarter attributable to the beneficial conversion option on our Series B Preferred.
Liquidity and Capital Resources
We raised $8,450,000 (prior to offering expenses) from the sale of our Series A Preferred with warrants in a series of private placement transactions in March and April 2004. We raised $9,400,000 (prior to offering expenses) from the sale of our Series B Preferred with warrants in a series of private placement transactions in August, 2005. In addition, we raised an additional $240,000 during the quarter ended September 30, 2005 from the exercise by a holder of certain of our common stock purchase warrants. Management believes that the funds generated from the recent private placement financing activities and warrant exercises will be sufficient to cover the cash needs of the Company for the current fiscal year. Proceeds from remaining outstanding warrants could generate an additional $25.0 million, although certain warrants have cashless exercise provisions. There can be no assurance that any additional warrants will be exercised.
Historically, we have generated losses from operations and negative cash flows. For the quarter ended September 30, 2005, we incurred a net loss attributable to common stockholders of $6,706,997 including the beneficial conversion option of $4,696,240, without which the net loss attributable to common stockholders would have been $2,010,757. For the same period, we used $2,342,020 in operating activities, used $70,114 in investing activities primarily for payment of costs related to our intellectual property, and generated $8,479,251 from financing activities, primarily due to closing and funding of our Series B Preferred private placement and warrant exercises.
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
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition
We record sales revenue at the time merchandise is delivered. In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition”, SAB No. 101, as amended by SAB No. 104, which sets forth the SEC Staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. We use the above criteria to determine whether revenue can be recognized.
When product sales revenue is recognized, we establish and estimate an allowance for future product returns based on historical returns experience; when price reductions are approved, we establish an estimate liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenue would result. Revenue from the licensing of patents is recognized at the time a patent agreement is executed and the goods, services and/or cash are received. Our product typically carries a one-year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery cost that differs from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins.
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
Accounting for Income Taxes
We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing tax assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
Item 3. Controls and Procedures
As of the end of the period covered by this report, Viseon carried out an evaluation, under the supervision and with the participation of Viseon’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Viseon’s disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of such date, to ensure that information required to be disclosed in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the required time period, including to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Viseon’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting during the quarter ended September 30, 2005.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to certain litigation and claims arising in the ordinary course of business. We do not expect the ultimate resolution of these proceedings to have, in the aggregate a material adverse effect on our consolidated financial position, liquidity or our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In August, 2005, we completed the private placement of an aggregate 376 shares of our Series B Convertible Preferred Stock, $0.01 par value, and five year common stock purchase warrants exercisable for an aggregate 9,400,000 shares of our common stock, $0.01 par value. The sale of the preferred stock units was made pursuant to a series of Securities Purchase Agreements that we entered into with certain accredited investors on or about August 22, 2005. The Company issued 376 units in the offering at a purchase price equal to $25,000 per unit, resulting in gross proceeds of $9,400,000. The Common Stock underlying the Series B Convertible Preferred Stock and five year common stock warrants is unregistered. However, we have entered into registration rights agreements with the holders of our Series B Convertible Preferred Stock, each of which requires us to have the registration statement covering the underlying shares of common stock issuable upon conversion of our Series B Convertible Preferred Stock and the exercise of the related common stock warrants declared effective by the Securities and Exchange Commission within 120 days of the closing of the private placement. The private placement proceeds will be used for general corporate purposes.
Item 6. Exhibits
(a) Exhibits
31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SIGNATURES

VISEON, INC.

By:	/s/ John C. Harris
John C. Harris
President and Chief Executive Officer Date: November 14, 2005

By:	/s/ Brian R. Day
Brian R. Day
Chief Financial Officer Date: November 14, 2005