Form 10QSB
period 2005-12-31
VISEON INC
filed 2006-02-10
CIK 936130

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
Commission File Number 000-27106
VISEON, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	41-1767211 (IRS Employer Identification No.)
8445 Freeport Parkway, Suite 245, Irving, Texas 75063
(Address of principal executive offices)
(972) 906-6300
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The Company had 35,198,179 shares of Common Stock, $ 0.01 par value per share, outstanding as of January 31, 2006.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
VISEON, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	June 30,
	2005	2005
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,741,770	$239,383
Accounts receivable	7,150	16,541
Inventories	76,760	3,758
Prepaid expenses	320,036	379,291

Total Current Assets	5,145,716	638,973
PROPERTY AND EQUIPMENT, NET	87,083	26,428
INTANGIBLE ASSETS, NET	320,506	266,358

TOTAL ASSETS	$5,553,305	$931,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$728,500	$1,230,041
Accrued expenses	339,786	336,287
Net liabilities of discontinued operations	204,975	723,475

Total Current Liabilities	1,273,261	2,289,803

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $.01 par value per share 5,000,000 shares authorized
Series A convertible preferred stock, 97 and 125 shares issued and outstanding (liquidation preference of $2,425,000 and $3,125,000)	1	1
Series B convertible preferred stock, 376 and 0 shares issued and outstanding (liquidation preference of $9,400,000 and $0)	4	—
Common stock, $.01 par value per share 100,000,000 shares authorized 35,198,179 and 32,849,070 issued and outstanding	351,982	328,491
Additional paid-in capital	54,392,136	40,056,336
Accumulated deficit	(50,464,079)	(41,742,872)

Total Stockholders’ Equity (Deficit)	4,280,044	(1,358,044)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,553,305	$931,759

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2005	2004
	(Unaudited)	(Unaudited)
NET SALES	$7,150	$70,833
COST OF GOODS SOLD	26,226	115,219

Gross Profit (Loss)	(19,076)	(44,386)
RESEARCH AND DEVELOPMENT	941,728	1,194,700
SELLING, GENERAL AND ADMINISTRATIVE	594,555	600,920

Operating Loss	(1,555,358)	(1,840,006)

OTHER INCOME (EXPENSE)
Interest income	33,637	12,674
Interest expense	—	—

Other Income (Expense), net	33,637	12,674

LOSS FROM CONTINUING OPERATIONS	(1,521,721)	(1,827,332)
GAIN FROM DISCONTINUED OPERATIONS	—	1,128

NET LOSS	(1,521,721)	(1,776,204)
Preferred Stock Dividends	(296,694)	(147,249)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,818,415)	$(1,973,453)

Basic and diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.07)
Gain from discontinued operations	$0.00	$0.00
Net loss attributable to common stockholders	$(0.05)	$(0.07)
Weighted average common shares outstanding:
Basic and diluted	34,980,327	28,051,800

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2005	2004
	(Unaudited)	(Unaudited)
NET SALES	$7,150	$239,002
COST OF GOODS SOLD	26,226	272,856

Gross Profit (Loss)	(19,076)	(33,854)
RESEARCH AND DEVELOPMENT	1,939,556	1,978,467
SELLING, GENERAL AND ADMINISTRATIVE	1,437,508	1,295,593

Operating Loss	(3,396,139)	(3,307,914)

OTHER INCOME (EXPENSE)
Interest income	51,603	30,316
Interest expense	(117,500)	—

Other Income (Expense), net	(65,897)	30,316

LOSS FROM CONTINUING OPERATIONS	(3,462,036)	(3,277,598)
GAIN FROM DISCONTINUED OPERATIONS	108,640	6,107

NET LOSS	(3,353,396)	(3,271,491)
Preferred Stock Dividends	(5,172,016)	(351,275)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,525,412)	$(3,622,766)

Basic and diluted loss per share:
Loss from continuing operations	$(0.10)	$(0.12)
Gain from discontinued operations	$0.00	$0.00
Net loss attributable to common stockholders	$(0.25)	$(0.14)
Weighted average common shares outstanding:
Basic and diluted	34,213,009	28,051,800

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,353,396)	$(3,217,491)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	32,507	30,242
Amortization of original issue discount	117,500	—
Common stock issued for services rendered	27,500	78,048
Common stock warrants issued for services rendered	124,207	—
Gain from discontinued operations	(108,640)	(6,107)
Changes in operating assets and liabilities:
Accounts receivable, net	9,392	21,382
Inventories, net	(73,002)	11,170
Prepaid expenses	59,255	86,206
Accounts payable	(501,543)	187,306
Accrued expenses	(141,518)	150,205

Net cash flows used in operating activities	(3,807,738)	(2,713,039)

Cash flows from investing activities:
Purchases of property and equipment	(80,340)	—
Payments for intangible assets	(66,970)	(66,313)

Net cash flows used in investing activities	(147,310)	(66,313)

Cash flows from financing activities:
Payments on short-term notes payable	(250,000)	—
Proceeds from short-term notes payable	250,000	—
Proceeds from exercise of common stock warrants	240,000	1,080,225
Proceeds from exercise of common stock options	—	33,500
Proceeds from issuance of convertible preferred stock and warrants	9,400,000	—
Payments of convertible preferred stock and warrant issuance costs	(1,182,565)	(26,863)
Dividends on convertible preferred stock	—	(3,491)

Net cash flows from financing activities	8,457,435	1,083,371

Change in cash and cash equivalents from discontinued operations	—	(14,000)

Increase (decrease) in cash and cash equivalents	4,502,387	(1,709,981)

Cash and cash equivalents, beginning of period	239,383	5,339,393

Cash and cash equivalents, end of period	$4,741,770	$3,629,412

	Six Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2005	2004
	(Unaudited)	(Unaudited)

Supplemental cash flow information:

Cash paid for interest	—	—
Noncash investing and financing activities:
Net liabilities of discontinued operations converted into common stock and warrants	409,860	—
Accrued preferred stock dividends converted to common stock	200,166	254,981
Common stock issued for preferred stock dividends	426,775	114,374
Conversion of preferred stock to common stock	7,000	—
Cashless exercise of warrants	2,619	—
Warrants issued to induce exercise of warrants	195,795	—
Accretion of beneficial conversion option	4,696,240	—

VISEON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
1. DESCRIPTION OF THE BUSINESS:
Since 2003 we have focused on developing next generation digital broadband telephones for use with Voice over Internet Protocol (“VoIP”) services. These multi-media telephones are currently marketed under the VisiFoneTM name. The VisiFone has been designed to provide consumers, and corporate and government users of high speed internet connections with new features and functions not previously possible on low speed analog telephone networks commonly referred to as PSTN or Public Switched Telephone Network. In addition to providing two way live video communications, the VisiFone provides users with a new level of digital audio quality, on-screen VoIP feature controls and enables network based services such as video mail and the ability to receive streamed content. In essence, the VisiFone was designed to deliver many of the same features found on a current generation cellular telephone but not possible on today’s analog home telephones.
We have incurred losses from operations and negative cash flows from operations for the years ended June 30, 2005 and 2004 and the quarter and six months ended December 31, 2005. Management plans to try to increase sales and improve operations through: 1) continued initiatives to gain acceptance of our product by broadband carriers for sale to their subscribers, 2) continued measures to minimize overhead, and 3) continued initiatives to monetize our intellectual property rights. Management believes that current cash funds and funds generated from operations will be sufficient to cover cash needs for the 2006 fiscal year, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates or we do not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives or becoming profitable.
2. BASIS OF PRESENTATION:
The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with our June 30, 2005 consolidated financial statements and related footnotes included in our most recent annual report on Form 10-KSB.
The consolidated financial statements include the accounts of Viseon, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods. Operating results for the three months and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full year.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Intangible Assets. We amortize patents over their estimated useful lives of ten years using the straight-line method. Accumulated amortization of intangible assets was $88,768 and $75,946 at December 31, 2005 and June 30, 2005, respectively. Amortization expense of intangible assets was $6,411 and $7,932 for the three months ended December 31, 2005 and 2004 and was $12,822 and $15,560 for the six months ended December 31, 2005 and 2004. Amortization expense is estimated to approximate $27,000 for each of the years ending June 30, 2006, 2007, 2008, 2009 and 2010.
Revenue Recognition. In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition.” SAB No. 101, as amended by SAB No. 104, sets forth the SEC staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

We offer an unconditional 30-day right of return on the sale of our VisiFone products. We recognize revenue on shipment and record a reserve for potential returns. We believe we meet all of the requirements for revenue recognition under Statement of Financial Accounting Standards (SFAS) 48 and SAB 104.
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
Loss Per Common Share. Basic loss attributable to common stockholders per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the reporting period. Diluted loss attributable to common stockholders per common share is computed by dividing the loss by the sum of the weighted average number of common shares outstanding plus the number of common share equivalents that represent all additional shares of our Common Stock, $0.01 par value (“Common Stock”) that would have been outstanding if all potentially dilutive securities (primarily stock options, stock warrants and convertible debt) had been exercised. All options, warrants and convertible preferred stock outstanding during the three months and six months ended December 31, 2005 and 2004 were anti-dilutive to earnings per share.
Stock Based Compensation. In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, we use the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of our common stock at the grant date over the amount the employees must pay for the stock. Our general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by SFAS No. 123, “Accounting for Stock-Based Compensation”, using the Black Scholes pricing method.
We have adopted the disclosure only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation.” Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, our net loss and basic diluted net loss per common share would have been changed to the following pro forma amounts:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Loss attributable to common stockholders:
As reported	$(1,818,415)	$(1,973,453)	$(8,525,412)	$(3,622,766)
Pro forma	(2,126,682)	(2,033,457)	(9,136,893)	(3,801,376)
Basic and diluted loss per share:
As reported	(0.05)	(0.07)	(0.25)	(0.14)
Pro forma	(0.06)	(0.07)	(0.26)	(0.14)
Stock based compensation:
As reported	—	—	—	—
Pro forma	308,267	60,004	611,481	178,610
In determining the compensation cost of options granted during the three months and six months ended December 31, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2005	2004	2005	2004

Risk-free interest rate	4.25%	4.25%	4.25%	4.25%
Expected life of options granted	10 years	10 years	10 years	10 years
Expected volatility	35.26%	33.31%	35.26%	33.31%
Expected dividend yield	0%	0%	0%	0%
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
5. CONVERTIBLE PREFERRED STOCK AND WARRANTS:
     Series A Convertible Preferred Stock with Warrants In the months of March and April 2004, we sold, in private placement transactions, a total of 338 shares of Series A Convertible Preferred Stock, $0.01 par value (“Series A Preferred”) in prepackaged units which included one Series A-1 Warrant and one Series A-2 Warrant for each share of Series A Preferred (collectively referred to as the “Securities”). The private placement of the Securities resulted in gross proceeds to us of $8,450,000, prior to offering expenses. In total, holders of the 338 shares of Series A Preferred were granted the right to acquire 16,900,000 shares of our Common Stock (8,450,000 shares of Common Stock upon conversion and 8,450,000 shares upon exercise of warrants).
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
For the six months ended December 31, 2005, holders of 28 shares of the Series A Preferred elected to convert their shares to Common Stock, resulting in the issuance of 700,000 shares of Common Stock.
Series B Convertible Preferred Stock with Warrants In August, 2005, we completed the private placement of an aggregate 376 shares of our Series B Convertible Preferred Stock, $0.01 par value (“Series B Preferred”), and five year common stock purchase warrants (“Series B Warrants”) exercisable for an aggregate 9,400,000 shares of our Common Stock. The sale of the preferred stock units was made pursuant to a series of Securities Purchase Agreements that were entered into by us and certain accredited investors on or about August 22, 2005. We issued 376 units in the offering at a purchase price equal to $25,000 per unit, resulting in gross proceeds of $9,400,000 prior to offering expenses. The private placement proceeds are being used for general corporate purposes.
Each share of Series B Preferred is convertible, at the initial conversion price of $1.00, into 25,000 shares of Common Stock, subject to adjustment under certain conditions. Holders of the Series B Preferred are entitled to dividends at the rate of 10% per annum payable quarterly in either cash or, at our option, registered shares of Common Stock valued at fair market value. Shares of Series B Preferred Stock are convertible into shares of Common Stock at the holders’ option at any time and will automatically convert to shares of Common Stock if certain trading volume and a closing price target on our Common Stock are met after February 16, 2006. The closing price target is $3.00 per share and the trading volume target is an average of 100,000 shares per day over a consecutive 20-day period during which the applicable closing price target has been met or exceeded. In addition, shares of the Series B Preferred participate on an as-if converted basis in any dividends paid on Common Stock. Holders of shares of Series B Preferred are entitled to voting rights together with the Common Stock, on an as-if converted basis.
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
In connection with the offering, we issued our placement agent a warrant to purchase 282,000 shares of Common Stock at an exercise price of $1.15 per share with a term of five years from the date of issuance (the “Series B-AGENT Warrants”) and paid it a placement fee equal to $658,000, plus the reimbursement of certain expenses. The exercise price of the Series B-AGENT Warrants is subject to adjustment for the issuance of Common Stock in consideration of an amount less than the then effective exercise price.
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
In connection with the issuance of the Series B Preferred and the Series B Warrants, we entered into a Registration Rights Agreement with each purchaser in which we agreed to file with the Securities and Exchange Commission, no later than September 30, 2005, a registration statement under the Securities Act registering the resale of the Common Stock to be issued upon conversion of the Series B Preferred, as payment of dividends on the Series B Preferred, or upon the exercise of the Series B Warrants. We agreed to cause the registration statement to be declared effective under the Securities Act within 120 days of the closing of the private placement. We further agreed to keep the registration statement effective until the earlier of (i) the sale pursuant to a registration statement of all of the Common Stock receivable as dividends or upon conversion or exercise of all of the Series B Preferred and the Series B Warrants, or (ii) August 21, 2012. We have agreed to pay, as liquidated damages, for each share of Series B Preferred and if previously converted, for each share of common stock received upon the conversion of any Series B Preferred to each holder of Series B Preferred, the following amounts:
•	If a registration statement has not been declared effective by the SEC on or prior to December 20, 2005, we shall pay an amount equal to (a) two hundred fifty dollars for each issued and outstanding share of Series B Preferred and (b) if previously converted, $0.01 for each share of Common Stock received upon the conversion of any shares of Series B Preferred. The registration statement was declared effective by the SEC on November 14, 2005.

•	If we fail to maintain a registration statement continually effective after it is declared effective by the SEC for the full period required for any reason, then for each 30 day period that such failure continues in any consecutive 12 month period, beyond a permitted 30 day period in such 12 month period, we shall pay to the Holders of each issued and outstanding share of Series B Preferred and, if previously converted, the Common Stock received upon the conversion thereof for which we have a continuing obligation to cause an effective registration statement to remain continuously effective an amount equal to (a) seven hundred fifty dollars for each issued and outstanding share of Series B Preferred and (b) if previously converted, $0.03 for each share of Common Stock received upon the conversion of any shares of Series B Preferred; and thereafter for each full 30 day period within such 12-month period that a registration statement is not effective at the fault of the Company, we shall pay an amount equal to (a) $750 for each issued and outstanding share of Series B Preferred and (b) if previously converted, $0.03 for each share of Common Stock received upon the conversion of any shares of Series B Preferred.
Liquidated damages are payable only to the then current holders of issued and outstanding shares of Series B Preferred (or Common Stock received by such holders upon the conversion of such Series B Preferred) at the time of the occurrence giving rise to our obligation to pay such liquidated damages and shall be payable thereon until such time as, with respect to any such share, we are not required to (i) file a registration statement or (ii) cause an effective registration statement to remain continuously effective.
6. COMMITMENTS AND CONTINGENCIES:
Manufacturing Agreement
On August 28, 1996, we entered into a manufacturing agreement with a third party custom manufacturer (the “Manufacturer”). Pursuant to this agreement, the Manufacturer agreed to produce our MediaPro384® group videoconferencing product. The agreement was terminable by either party upon failure of the other party to comply with any material term of the agreement after a 30 day written notice and cure period. In the event of such termination, we would be obligated to pay for any goods accepted under the terms of the agreement. We also had the right to terminate the agreement upon 30 days written notice for any reason or for no reason. In such case, we would be obligated to pay for material and work in progress for products ordered.
As of June 30, 2003, both parties agreed that we would no longer place orders for our MediaPro384 group videoconferencing product line from the Manufacturer. The agreement has been terminated. On September 30, 2005, we entered into a settlement agreement with the Manufacturer in order to settle the dispute regarding amounts alleged to be owed to the Manufacturer by us. The terms of the settlement included our agreement to issue 350,000 shares of common stock and a four year warrant to purchase 600,000 shares at $1.26 per share to the order of the Manufacturer in full and final settlement of the disputed debt. As a result of the settlement, we recognized a gain from discontinued operations of $108,640.
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
Legal Proceedings
We are involved in legal actions in the ordinary course of business.

7. STOCKHOLDERS’ EQUITY (DEFICIT):
For the six months ended December 31, 2005, we issued 195,684 shares of Common Stock valued at $150,592 and 361,769 shares of Common Stock valued at $180,167 for payment of dividends on our Series A Preferred and our Series B Preferred, respectively.
For the six months ended December 31, 2005, 28 shares of Series A Preferred with a liquidation preference of $700,000 were converted into 700,000 shares of Common Stock.
8. DISCONTINUED OPERATIONS:
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
9. SUBSEQUENT EVENTS:
In January 2006, the Company granted options to acquire 245,000 shares of Common Stock at an exercise price of $.66 per share to certain employees of and consultants to the Company, subject to vesting requirements. The Company also granted options to acquire 120,000 shares of Common Stock at an exercise price of $.66 in connection with an agreement for the recruiting and hiring of senior management.

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
Readers are referred to the caption “Risk Factors” appearing at the end of Item 1 of the Company’s latest Annual Report on Form 10-KSB for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Viseon was founded in 1993, and changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. Historically, we had been a developer of our own group videoconferencing systems primarily sold to corporate end users and OEM customers. In 2003, we recognized the need to modify our business model to achieve higher margins and benefit from our portfolio of U.S. patents. In January 2003, we completed our change in focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. This was accomplished by transferring our group videoconferencing services contract portfolio with its associated liabilities and obligations to Comlink Video and liquidating our remaining group videoconferencing assets. The only measurable revenues we are now receiving result from the sales of VisiFonesTM to corporations and consumers.
Our current marketing strategies target two diverse market segments: (i) corporations and government entities which have widespread operations across regional, national and international boundaries and (ii) residential consumers who have historically not purchased video communication products. Distribution may include the utilization of arrangements with providers of broadband Internet access, such as cable Multi System Operators, or “MSO’s,” telephone companies that provide DSL services and independent marketers of consumer VoIP services. In addition, we may sell the VisiFone directly to consumers. All of these developments have affected and will continue to affect our financial model in terms of margins, cash flow requirements, and other areas. We have a limited history with respect to the direction our business is now taking. There can be no assurance that we will be able to succeed in implementing our strategy or that we will be able to achieve positive cash flow or profitable operations as a result of these changes in our business.
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

The availability of low cost broadband access at home, new more powerful chipsets and the VisiFone’s patented technology allow consumers to experience television or near television quality video calls with friends, family or business associates across the street or around the world. The consumer prices for the VisiFone will be determined by the selling carrier or retailer. However, we expect the VisiFone to be sold in conjunction with VoIP services in a fashion similar to how wireless carriers sell a package of a handset with a term service commitment. In many cases this entails the carrier subsidizing the cost of the handset and selling it to consumers below the carriers actual cost. We expect carriers to offer the VisiFone in a variety of packages with various term commitments and options. Some carriers may elect to charge nothing up front for a VisiFone in a model similar to that used for cable TV set top converters, and instead charge a monthly rental fee. We estimate that end user price levels will fall between $199 and $399 per unit for the basic consumer only model.
Results Of Operations
Three Months ended December 31, 2005 Compared to Three Months ended December 31, 2004.
Net Sales. Net sales for the second quarter of fiscal year 2006 were $7,150 compared with $70,833 in the second quarter of fiscal year 2005. We are focusing our efforts on final design and marketing of the next generation VisiFone unit and, accordingly, sales of the earlier VisiFone, which was our principal product offering, have ceased. As a result, our sales volumes and revenues have dropped significantly from the prior year period. Minimal revenue has been recorded on the deployment of units of next generation VisiFones to carriers as these deployments have been for trials only to-date. We anticipate sales volumes by late fiscal year 2006 will increase compared to those of fiscal year 2005 as a result of our penetration of the carrier market.
Gross Profit (Loss). Gross loss was ($19,076) in the second quarter of fiscal year 2006 compared to a gross loss of ($44,386) during the second quarter of fiscal year 2005. The gross loss in the second quarter of fiscal year 2006 was attributable to the sale of units below our cost for the purpose of testing adoption of the VisiFone by carriers. For the next quarter, we expect to continue to sell limited quantities of the existing model VisiFone at low or negative margins to corporate, government and educational customers for demonstration and evaluation purposes and to promote adoption of the technology in the marketplace.
Research and Development Expenses. Research and development expenses were $941,728 for the second quarter of fiscal year 2006 compared to $1,194,700 for the second quarter of fiscal year 2005. The decrease was attributable to decreased expenditures toward the development and carrier customization of the next generation unit in the VisiFone product line. We expect to incur approximately $750,000 of research and development expenses during the next fiscal quarter and approximately $3,100,000 during the fiscal year ending June 30, 2006 for future project enhancements and carrier customization, subject to available cash flows.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $594,555 for the second quarter of fiscal year 2006 compared to $600,920 for the second quarter of fiscal year 2005. Selling, general and administrative expenses remained relatively constant between periods, reflecting a consistent level of expenditures in our administrative operations.
Other Income (Expense). Other income was $33,637 in the second quarter of fiscal year 2006, compared to other income of $12,674 in the second quarter of fiscal year 2005. Other income consisted solely of interest earned on our cash funds.
Gain from Discontinued Operations. During the second quarter of fiscal 2005, we negotiated discounted repayments related to amounts owed to certain creditors. Based on these discounts, we recorded a gain from discontinued operations of $1,128 during that quarter.
Preferred Stock Dividends. The results of operations for the second quarter of fiscal 2006 reflect a charge of $296,694 compared to $147,249 in the second quarter of fiscal 2005 for dividends on our convertible preferred stock. Dividends on both our Series A Preferred and Series B Preferred accrue at a rate of 10% per annum. Substantially all dividends have been paid by the issuance of Common Stock. Dividends in the second quarter of fiscal 2006 were comprised of dividends on our Series A Preferred of $61,694 and dividends on our Series B Preferred of $235,000. Dividends in the second quarter of fiscal 2005 were comprised solely of dividends on our Series A Preferred.
Six Months ended December 31, 2005 Compared to Six Months ended December 31, 2004.
Net Sales. Net sales for the first six months of fiscal year 2006 were $7,150 compared with $239,002 in the first six months of fiscal year 2005. The sales in the first half of fiscal year 2005 represented sales of our first generation VisiFone unit to two customers in the amount of $218,371. We are focusing our efforts on final design and marketing of the next generation VisiFone unit and, accordingly, sales of the earlier VisiFone have ceased. Minimal revenue has been recorded on the deployment of units of next generation VisiFones to carriers as these deployments have been for trials only to-date. We anticipate sales volumes by late fiscal year 2006 will increase compared to those of fiscal year 2005 as a result of our penetration of the carrier market.
Gross Profit (Loss). Gross loss was ($19,076) in the first half of fiscal year 2006 compared to a gross loss of ($33,854) during the first half of fiscal year 2005. The gross loss in the first half of fiscal year 2006 was attributable to the sale of units below our cost for the purpose of testing adoption of the VisiFone by carriers. For the next quarter, we expect to continue to sell limited quantities of the existing model VisiFone at low or negative margins to corporate, government and educational customers for demonstration and evaluation purposes and to promote adoption of the technology in the marketplace.
Research and Development Expenses. Research and development expenses were $1,939,556 in the first half of fiscal year 2006 compared to $1,978,467 for the first half of fiscal year 2005. The decrease was attributable to decreased expenditures toward the development and carrier customization of the next generation unit in the VisiFone product line. We expect to incur approximately $750,000 of research and development expenses during the next fiscal quarter and approximately $3,100,000 during the fiscal year ending June 30, 2006 for future project enhancements and carrier customization, subject to available cash flows.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,437,508 for the first half of fiscal year 2006 compared to $1,295,593 for the first half of fiscal year 2005. Included within selling, general and administrative costs during the first half of fiscal year 2006 were legal expenses totaling $124,207. These expenses were paid with a five year warrant to purchase 344,827 shares of our Common Stock at $1.00 per share. Excluding this item, selling, general and administrative expenses remained relatively constant between periods, reflecting a consistent level of expenditures in our administrative operations.
Other Income (Expense). Other expense was $(65,897) in the first half of fiscal year 2006, compared to other income of $30,316 in the first half of fiscal year 2005. Other income consisted solely of interest earned on our cash funds. We recorded interest expense of $117,500 during the first quarter of 2006. This interest expense related to the issuance of a five year warrant to purchase 250,000 shares of our common stock at $1.26 as consideration for the granting of a short term loan in the amount of $250,000 during the quarter. The loan was repaid during the quarter and the entire amount of the original issue discount was charged to interest expense as a result.
Gain from Discontinued Operations. On September 30, 2005 we entered into a settlement agreement with a former supplier in order to settle a dispute regarding amounts that we allegedly owed to that entity. The terms of the settlement included our agreement to issue 350,000 shares of our common stock and a four year warrant to purchase 600,000 shares of our common stock at $1.26 per share in full and final settlement of the disputed debt. The value of the settlement, valuing the common stock at the September 29 closing price of $0.87 and valuing the warrant using the Black-Scholes pricing method was 409,860. Our previously accrued liability for this matter was $518,500. As a result of the settlement, we recognized a gain from discontinued operations of $108,640. During the first half of fiscal 2005, we negotiated discounted repayments related to amounts owed to certain creditors. Based on these discounts, we recorded a gain from discontinued operations of $6,107 during that quarter.
Preferred Stock Dividends. The results of operations for the first half of fiscal 2006 reflect a charge of $5,172,016 compared to $351,275 in the first half of fiscal 2005 for dividends on our convertible preferred stock. Dividends on both our Series A Preferred and Series B Preferred accrue at a rate of 10% per annum. Substantially all dividends have been paid by the issuance of Common Stock. Dividends in the first half of fiscal 2006 were comprised of dividends on our Series A Preferred of $138,943 and dividends on our Series B Preferred of $5,033,073. Series B Preferred dividends include a charge of $4,696,240 in the first half of 2006 attributable to the beneficial conversion option on our Series B Preferred.
Liquidity And Capital Resources
We raised $9,400,000 (prior to offering expenses) from the sale of our Series B Preferred with warrants in a series of private placement transactions in August 2005. In addition, we raised an additional $240,000 during the quarter ended September 30, 2005 from the exercise by a holder of certain of our common stock purchase warrants. Management believes that the funds generated from the recent private placement and warrant exercises will be sufficient to cover the cash needs of the Company for the current fiscal year. Proceeds from remaining outstanding warrants could generate an additional $25,000,000, although certain warrants have cashless exercise provisions. There can be no assurance that any additional warrants will be exercised.
Historically, we have generated losses from operations and negative cash flows. For the six months ended December 31, 2005, we incurred a net loss attributable to common stockholders of $8,525,412 including the beneficial conversion option of $4,696,240, without which the net loss attributable to common stockholders would have been $3,829,172. For the same period, we used $3,807,738 in operating activities, used $147,310 in investing activities primarily for payment of costs related to our intellectual property, and generated $8,457,435 from financing activities, primarily due to closing and funding of our Series B Preferred private placement and warrant exercises.
Management plans to try to increase sales and improve operating results through (i) increased marketing and direct sales activities to corporate customers, (ii) continued initiatives to gain acceptance of our product by consumer broadband providers for sale to their subscribers and (iii) continued initiatives to monetize our intellectual property rights. There can be no assurance that we will be successful in achieving these objectives and becoming profitable.
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
Item 3. Controls and Procedures
As of the end of the period covered by this report, Viseon carried out an evaluation, under the supervision and with the participation of Viseon’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Viseon’s disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of such date, to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time period, including to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in Viseon’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting during the quarter ended December 31, 2005.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to certain litigation and claims arising in the ordinary course of business. We do not expect costs related to these claims to have a material adverse effect on our consolidated financial position or our results of operations.
Item 3. Exhibits
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

VISEON, INC.
Dated: February 10, 2006	By:	/s/ John C. Harris
John C. Harris
President and Chief Executive Officer

Dated: February 10, 2006	By:	/s/ Brian R. Day
Brian R. Day
Chief Financial Officer