Form 10QSB
period 2006-03-31
VISEON INC
filed 2006-05-15
CIK 936130

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
Commission File Number 000-27106
VISEON, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	41-1767211
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
8445 Freeport Parkway, Suite 245, Irving, Texas 75063
(Address of principal executive offices)
(972) 906-6300
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The Company had 36,706,400 shares of Common Stock, $ 0.01 par value per share, outstanding as of May 11, 2006.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
VISEON, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	June 30,
	2006	2005
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,258,750	$239,383
Accounts receivable	7,150	16,541
Inventories	76,760	3,758
Prepaid expenses	278,901	379,291

Total Current Assets	3,621,561	638,973
PROPERTY AND EQUIPMENT, NET	90,831	26,428
INTANGIBLE ASSETS, NET	315,245	266,358

TOTAL ASSETS	$4,027,637	$931,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$483,121	$1,230,041
Accrued expenses	377,664	336,287
Net liabilities of discontinued operations	204,976	723,475

Total Current Liabilities	1,065,761	2,289,803

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $.01 par value per share 5,000,000 shares authorized
Series A convertible preferred stock, 97 and 125 shares issued and outstanding (liquidation preference of $2,425,000 and $3,125,000)	1	1
Series B convertible preferred stock, 376 and 0 shares issued and outstanding (liquidation preference of $9,400,000 and $0)	4	—
Common stock, $.01 par value per share 100,000,000 shares authorized 35,768,406 and 32,849,070 issued and outstanding	357,684	328,491
Additional paid-in capital	54,704,554	40,056,336
Accumulated deficit	(52,100,367)	(41,742,872)

Total Stockholders’ Equity (Deficit)	2,961,876	(1,358,044)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,027,637	$931,759

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)	(Unaudited)

NET SALES	$—	$619
COST OF GOODS SOLD	—	8,373

Gross Profit (Loss)	—	(7,754)
RESEARCH AND DEVELOPMENT	665,979	1,348,087
SELLING, GENERAL AND ADMINISTRATIVE	705,022	629,858

Operating Loss	(1,371,001)	(1,985,699)

OTHER INCOME (EXPENSE)
Interest income	30,339	11,497
Interest expense	—	—

Other Income (Expense), net	30,339	11,497

LOSS FROM CONTINUING OPERATIONS	(1,340,662)	(1,974,202)
GAIN FROM DISCONTINUED OPERATIONS	—	—

NET LOSS	(1,340,662)	(1,974,202)
Preferred Stock Dividends	(295,624)	(115,676)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,636,286)	$(2,089,878)

Basic and diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.07)
Gain from discontinued operations	$0.00	$0.00
Net loss attributable to common stockholders	$(0.05)	$(0.07)
Weighted average common shares outstanding:
Basic and diluted	35,556,993	30,311,060

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)	(Unaudited)

NET SALES	$7,150	$239,621
COST OF GOODS SOLD	26,226	281,229

Gross Profit (Loss)	(19,076)	(41,608)
RESEARCH AND DEVELOPMENT	2,605,535	3,326,554
SELLING, GENERAL AND ADMINISTRATIVE	2,142,530	1,925,451

Operating Loss	(4,767,141)	(5,293,613)

OTHER INCOME (EXPENSE)
Interest income	81,942	41,813
Interest expense	(117,500)	—

Other Income (Expense), net	(35,558)	41,813

LOSS FROM CONTINUING OPERATIONS	(4,802,699)	(5,251,800)
GAIN FROM DISCONTINUED OPERATIONS	108,640	6,107

NET LOSS	(4,694,059)	(5,245,693)
Preferred Stock Dividends	(5,467,640)	(466,951)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,161,699)	$(5,712,644)

Basic and diluted loss per share:
Loss from continuing operations	$(0.14)	$(0.19)
Gain from discontinued operations	$0.00	$0.00
Net loss attributable to common stockholders	$(0.29)	$(0.20)
Weighted average common shares outstanding:
Basic and diluted	34,663,705	27,968,163

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,694,058)	$(5,245,693)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	49,269	41,593
Amortization of original issue discount	117,500	—
Common stock issued for services rendered	28,121	78,048
Common stock warrants issued for services rendered	155,361	—
Gain from discontinued operations	(108,640)	(6,107)
Changes in operating assets and liabilities:
Accounts receivable, net	9,392	17,753
Inventories, net	(73,002)	10,492
Prepaid expenses	100,390	132,955
Accounts payable	(746,922)	118,674
Accrued expenses	(103,639)	119,354

Net cash flows used in operating activities	(5,266,228)	(4,732,931)

Cash flows from investing activities:
Purchases of property and equipment	(94,439)	(2,370)
Payments for intangible assets	(68,120)	(85,707)

Net cash flows used in investing activities	(162,559)	(88,077)

Cash flows from financing activities:
Payments on short-term notes payable	(250,000)	—
Proceeds from short-term notes payable	250,000	—
Proceeds from exercise of common stock warrants	240,000	1,450,225
Proceeds from exercise of common stock options	—	33,500
Proceeds from issuance of convertible preferred stock and warrants	9,400,000	—
Payments of convertible preferred stock and warrant issuance costs	(1,191,846)	(26,863)
Dividends on convertible preferred stock	—	(3,492)

Net cash flows from financing activities	8,448,154	1,453,370

Change in cash and cash equivalents from discontinued operations	—	(14,000)

Increase (decrease) in cash and cash equivalents	3,019,367	(3,381,638)

Cash and cash equivalents, beginning of period	239,383	5,339,393

Cash and cash equivalents, end of period	$3,258,750	$1,957,755

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Supplemental cash flow information:

Cash paid for interest	$—	$—
Noncash investing and financing activities:
Net liabilities of discontinued operations converted into common stock and warrants	409,860	—
Accrued preferred stock dividends converted to common stock	397,250	344,122
Common stock issued for preferred stock dividends	229,149	141,458
Conversion of preferred stock to common stock	7,000	44,750
Cashless exercise of warrants	2,619	3,498
Warrants issued to induce exercise of warrants	195,795	—
Accretion of beneficial conversion option	4,696,240	—

VISEON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005
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
We have incurred losses from operations and negative cash flows from operations for the years ended June 30, 2005 and 2004 and the quarter and nine months ended March 31, 2006. Management plans to try to increase sales and improve operations through: 1) continued initiatives to gain acceptance of our product by broadband carriers for sale to their subscribers, 2) continued measures to minimize overhead, and 3) continued initiatives to monetize our intellectual property rights. Management believes that current cash funds and funds generated from operations will be sufficient to cover cash needs for the 2006 fiscal year and into the 2007 fiscal year, although there can be no assurance in this regard. In the event sales do not materialize at the expected rates or we do not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives or becoming profitable.
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
The consolidated financial statements include the accounts of Viseon, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary to fairly present the results of operations and financial position of the Company for the interim periods. Operating results for the three months and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Intangible Assets. We amortize patents over their estimated useful lives of ten years using the straight-line method. Accumulated amortization of intangible assets was $95,179 and $75,946 at March 31, 2006 and June 30, 2005, respectively. Amortization expense of intangible assets was $6,411 and $7,958 for the three months ended March 31, 2006 and 2005 and was $19,233 and $23,518 for the nine months ended March 31, 2006 and 2005. Amortization expense is estimated to approximate $26,000 for each of the years ending June 30, 2006, 2007, 2008, 2009 and 2010.
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
Loss Per Common Share. Basic loss attributable to common stockholders per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the reporting period. Diluted loss attributable to common stockholders per common share is computed by dividing the loss by the sum of the weighted average number of common shares outstanding plus the number of common share equivalents that represent all additional shares of our Common Stock, $0.01 par value (“Common Stock”) that would have been outstanding if all potentially dilutive securities (primarily stock options, stock warrants and convertible debt) had been exercised. All options, warrants and convertible preferred stock outstanding during the three months and nine months ended March 31, 2006 and 2005 were anti-dilutive to our loss per share.
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
We have adopted the disclosure only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation.” Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, our net loss and basic diluted net loss per common share would have been changed to the following pro forma amounts:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2006	2005	2006	2005

Loss attributable to common stockholders:
As reported	$(1,636,286)	$(2,089,878)	$(10,161,699)	$(5,712,644)
Pro forma	(2,082,792)	(2,171,808)	(11,609,378)	(5,973,184)
Basic and diluted loss per share:
As reported	(0.04)	(0.07)	(0.29)	(0.19)
Pro forma	(0.06)	(0.07)	(0.33)	(0.21)
Stock based compensation:
As reported	—	—	—	—
Pro forma	446,506	81,930	1,447,679	260,540
In determining the compensation cost of options granted during the three months and nine months ended March 31, 2006 and 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. During the quarter, the Company noted an error in its Expected volatility calculations. The revised pro forma assumptions for the three months and nine months ended March 31, 2006 are displayed below. The pro forma results of the corrected volatility calculation are displayed in the table above. The impact of the corrected volatility calculation on results for periods ended prior to June 30, 2005 are immaterial. The volatility percentage and the weighted average assumptions used in these calculations are summarized as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Risk-free interest rate	4.43%	4.00%	4.27%	4.00%
Expected life of options granted	8.6 years	10 years	9.8 years	10 years
Expected volatility	111.98%	42.04%	111.98%	42.04%
Expected dividend yield	0%	0%	0%	0%
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

The shares of Common Stock underlying the Securities are currently subject to an effective registration statement on Form SB-2 under the Securities Act of 1933, as amended. We have agreed to cause this registration statement to continuously remain effective until all such Common Stock may be sold without regard to an effective registration statement. If we fail to maintain a continuously effective registration statement, we will be subject to liability to certain holders of shares of Series A Preferred in the form of liquidated damages totaling as high as $253,500 per month. Liquidated damages are payable only to the then current holders of issued and outstanding shares of Series A Preferred (or Common Stock received by such holders upon the conversion of such Series A Preferred) at the time of the occurrence giving rise to our obligation to pay such liquidated damages and shall be payable thereon until such time as, with respect to any such share, we are not required to (i) file a registration statement or (ii) cause an effective registration statement to remain continuously effective.
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
For the nine months ended March 31, 2006, holders of 28 shares of the Series A Preferred elected to convert their shares to Common Stock, resulting in the issuance of 700,000 shares of Common Stock.
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
The shares of Common Stock underlying the Securities are currently subject to an effective registration statement on Form SB-2 under the Securities Act of 1933, as amended. We have agreed to cause this registration statement to continuously remain effective until the earlier of (i) the sale pursuant to a registration statement of all of the Common Stock receivable as dividends or upon conversion or exercise of all of the Series B Preferred and the Series B Warrants, or (ii) August 21, 2012. If we fail to maintain a continuously effective registration statement, we will be subject to liability to certain holders of shares of Series B Preferred in the form of liquidated damages totaling as high as $282,000 per month. Liquidated damages are payable only to the then current holders of issued and outstanding shares of Series B Preferred (or Common Stock received by such holders upon the conversion of such Series B

Preferred) at the time of the occurrence giving rise to our obligation to pay such liquidated damages and shall be payable thereon until such time as, with respect to any such share, we are not required to (i) file a registration statement or (ii) cause an effective registration statement to remain continuously effective.
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
7. STOCKHOLDERS’ EQUITY (DEFICIT):
For the nine months ended March 31, 2006, we issued 299,840 shares of Common Stock valued at $211,216 and 765,537 shares of Common Stock valued at $415,167 for payment of dividends on our Series A Preferred and our Series B Preferred, respectively.
For the nine months ended March 31, 2006, 28 shares of Series A Preferred with a liquidation preference of $700,000 were converted into 700,000 shares of Common Stock.
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

9. SUBSEQUENT EVENTS:
On May 1, 2006, we entered into an employment agreement with Sean Belanger, pursuant to which he will act as our President and Chief Executive Officer. The employment agreement provides for Mr. Belanger to receive an annualized base salary of $300,000, which is subject to review and a minimum cost of living increase on an annual basis. Mr. Belanger and his dependents will also be eligible to participate in health insurance and other employee benefit plans that are in effect from time to time for our employees, including any applicable bonus plans. Mr. Belanger will be eligible to participate in a new Management Incentive Plan, which will pay him a bonus of $150,000 in his first year of employment upon achievement of certain agreed upon goals to be established within the first 90 days of his employment. The initial term of the employment agreement will continue until it is terminated in accordance with its terms. Mr. Belanger succeeded Mr. Harris, who will continue to serve as the Chairman of the Board of Directors and Chief Technical Officer, effective as of May 1, 2006. Prior to joining Viseon, Mr. Belanger was Chief Executive Officer of Paradyne Corporation from 2000 until its merger with Zhone Technologies in July 2005.
On May 1, 2006, Viseon granted Mr. Belanger options to purchase 2,861,472 shares of Viseon common stock at an exercise price of $0.32 per share as partial compensation for his services under the employment agreement. The terms of the stock options are subject to the provisions of a stock option agreement and will vest quarterly over a three year period, in equal increments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect” and variations of these words and similar expressions are intended to identify these forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of our company or our management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our company or its business.
Readers are referred to the caption “Risk Factors” appearing at the end of Item 1 of our latest Annual Report on Form 10-KSB for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
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

The availability of low cost broadband access at home, new more powerful chipsets and the VisiFone’s technology allow consumers to experience quality video calls with friends, family or business associates across the street or around the world. We expect carriers to offer the VisiFone in a variety of packages with various term commitments and options. We estimate that over time, end user price levels will fall between $199 and $399 per unit for the basic consumer only model.
Results Of Operations
Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005.
Net Sales. Net sales for the third quarter of fiscal year 2006 were $0 compared with $619 in the third quarter of fiscal year 2005. We are focusing our efforts on final design and marketing of the next generation VisiFone unit and, accordingly, sales of the earlier VisiFone, which was our principal product offering, have ceased. As a result, our sales volumes and revenues have dropped significantly from the prior year period. Minimal revenue has been recorded on the deployment of units of next generation VisiFones to carriers as these deployments continue to be for trials only to-date.
Gross Profit (Loss). Gross profit was $0 in the third quarter of fiscal year 2006 compared to a gross loss of ($7,754) during the third quarter of fiscal year 2005. The lack of a gross profit in the third quarter of fiscal year 2006 was attributable to the lack of revenue unit shipments. For the next fiscal quarter, we expect to sell limited quantities of the existing model VisiFone at low or negative margins to service providers, corporate, government and educational customers for demonstration and evaluation purposes and to promote adoption of the technology in the marketplace.
Research and Development Expenses. Research and development expenses were $665,979 for the third quarter of fiscal year 2006 compared to $1,348,087 for the third quarter of fiscal year 2005. The decrease was attributable to decreased expenditures toward the development and carrier customization of the next generation unit in the VisiFone product line. We expect to incur approximately $600,000 of research and development expenses during the next fiscal quarter and approximately $3,200,000 during the fiscal year ending June 30, 2006 for future project enhancements and carrier customization, subject to available cash flows.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $705,022 for the third quarter of fiscal year 2006 compared to $629,858 for the third quarter of fiscal year 2005. The increase in selling, general and administrative expenses was attributable to higher spending on product marketing and promotion, as well as recruiting expenses incurred during the quarter relating to our search for a new CEO.
Other Income (Expense). Other income was $30,339 in the third quarter of fiscal year 2006, compared to other income of $11,497 in the second quarter of fiscal year 2005. Other income consisted solely of interest earned on our cash funds.
Preferred Stock Dividends. The results of operations for the third quarter of fiscal 2006 reflect a charge of $295,624 compared to $115,676 in the third quarter of fiscal 2005 for dividends on our convertible preferred stock. Dividends on both our Series A Preferred and Series B Preferred accrue at a rate of 10% per annum. Substantially all dividends have been paid by the issuance of Common Stock. Dividends in the third quarter of fiscal 2006 were comprised of dividends on our Series A Preferred of $60,624 and dividends on our Series B Preferred of $235,000. Dividends in the third quarter of fiscal 2005 were comprised solely of dividends on our Series A Preferred.
Nine Months ended March 31, 2006 Compared to Nine Months ended March 31, 2005.
Net Sales. Net sales for the first nine months of fiscal year 2006 were $7,150 compared with $239,621 in the first nine months of fiscal year 2005. The sales in the first three quarters of fiscal year 2005 represented sales of our first generation VisiFone unit to two customers in the amount of $218,371. We are focusing our efforts on final design and marketing of the next generation VisiFone unit and, accordingly, sales of the earlier VisiFone have ceased. Minimal revenue has been recorded on the deployment of units of next generation VisiFones to carriers as these deployments continue to be for trials only to-date.
Gross Profit (Loss). Gross loss was ($19,076) in the first nine months of fiscal year 2006 compared to a gross loss of ($41,608) during the first nine months of fiscal year 2005. The gross loss in the first nine months of fiscal year 2006 was attributable to the sale of units below our cost for the purpose of testing adoption of the VisiFone by carriers. For the next fiscal quarter, we expect to continue to sell limited quantities of the existing model VisiFone at low or negative margins to service providers, corporate, government and educational customers for demonstration and evaluation purposes and to promote adoption of the technology in the marketplace.

Research and Development Expenses. Research and development expenses were $2,605,535 in the first nine months of fiscal year 2006 compared to $3,326,554 for the first nine months of fiscal year 2005. The decrease was attributable to decreased expenditures toward the development and carrier customization of the next generation unit in the VisiFone product line. We expect to incur approximately $600,000 of research and development expenses during the next fiscal quarter and approximately $3,200,000 during the fiscal year ending June 30, 2006 for future project enhancements and carrier customization, subject to available cash flows.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,142,530 for the first nine months of fiscal year 2006 compared to $1,925,451 for the first nine months of fiscal year 2005. Included within selling, general and administrative costs during the first nine months of fiscal year 2006 were legal expenses totaling $124,207. These expenses were paid with a five year warrant to purchase 344,827 shares of our Common Stock at $1.00 per share. Excluding this item, selling, general and administrative expenses remained relatively constant between periods, reflecting a consistent level of expenditures in our administrative operations.
Other Income (Expense). Other expense was ($35,558) in the first nine months of fiscal year 2006, compared to other income of $41,813 in the first nine months of fiscal year 2005. Other income consisted solely of interest earned on our cash funds. We recorded interest expense of $117,500 during the first quarter of 2006. This interest expense related to the issuance of a five year warrant to purchase 250,000 shares of our common stock at $1.26 as consideration for the granting of a short term loan in the amount of $250,000 during the quarter. The loan was repaid during the quarter and the entire amount of the original issue discount was charged to interest expense as a result.
Gain from Discontinued Operations. On September 30, 2005 we entered into a settlement agreement with a former supplier in order to settle a dispute regarding amounts that we allegedly owed to that entity. The terms of the settlement included our agreement to issue 350,000 shares of our common stock and a four year warrant to purchase 600,000 shares of our common stock at $1.26 per share in full and final settlement of the disputed debt. The value of the settlement, valuing the common stock at the September 29 closing price of $0.87 and valuing the warrant using the Black-Scholes pricing method was 409,860. Our previously accrued liability for this matter was $518,500. As a result of the settlement, we recognized a gain from discontinued operations of $108,640. During the first three quarters of fiscal 2005, we negotiated discounted repayments related to amounts owed to certain creditors. Based on these discounts, we recorded a gain from discontinued operations of $6,107 during the first nine months of fiscal year 2005.
Preferred Stock Dividends. The results of operations for the first three quarters of fiscal 2006 reflect a charge of $5,467,640 compared to $466,951 in the first three quarters of fiscal 2005 for dividends on our convertible preferred stock. Dividends on both our Series A Preferred and Series B Preferred accrue at a rate of 10% per annum. Substantially all dividends have been paid by the issuance of Common Stock. Dividends in the first three quarters of fiscal 2006 were comprised of dividends on our Series A Preferred of $199,567 and dividends on our Series B Preferred of $5,268,073. Series B Preferred dividends include a charge of $4,696,240 in the first quarter of 2006 attributable to the beneficial conversion option on our Series B Preferred.
Liquidity And Capital Resources
We raised $9,400,000 (prior to offering expenses) from the sale of our Series B Preferred with warrants in a series of private placement transactions in August 2005. In addition, we raised an additional $240,000 during the quarter ended September 30, 2005 from the exercise by a holder of certain of our common stock purchase warrants. Management believes that the funds generated from the recent private placement and warrant exercises will be sufficient to cover our cash needs for the current fiscal year. Proceeds from remaining outstanding warrants could generate an additional $25,000,000, although certain warrants have cashless exercise provisions. There can be no assurance that any additional warrants will be exercised.
Historically, we have generated losses from operations and negative cash flows. For the nine months ended March 31, 2006, we incurred a net loss attributable to common stockholders of $10,161,699 including the beneficial conversion option of $4,696,240, without which the net loss attributable to common stockholders would have been $5,465,459. For the same period, we used $5,266,228 in operating activities, used $162,559 in investing activities primarily for payment of costs related to our intellectual property, and generated $8,448,154 from financing activities, primarily due to closing and funding of our Series B Preferred private placement and warrant exercises.
We plan to increase sales and improve operating results through (i) increased marketing and direct sales activities to corporate customers, (ii) continued initiatives to gain acceptance of our product by consumer broadband providers for sale to their subscribers and (iii) continued initiatives to monetize our intellectual property rights. There can be no assurance that we will be successful in achieving these objectives and becoming profitable.

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
Item 3. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of such date, to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time period, including to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2006.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to certain litigation and claims arising in the ordinary course of business. We do not expect costs related to these claims to have a material adverse effect on our consolidated financial position or our results of operations.
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

VISEON, INC.

Dated: May 15, 2006	By:	/s/ Sean E. Belanger

Sean E. Belanger
President and Chief Executive Officer

Dated: May 15, 2006	By:	/s/ Brian R. Day

Brian R. Day
Chief Financial Officer