Form 10KSB
period 2006-06-30
VISEON INC
filed 2006-09-28
CIK 936130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

Commission File Number 0-27106

VISEON, INC.
(Name of small business issuer in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

41-1767211
(I.R.S. Employer Identification No.)

17103 Preston Road, Suite 150N
Dallas, Texas 75248
(972) 220-1500 (Address, including zip code,
and
telephone number, including area code, of
registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO[X]

The issuer's revenues for the fiscal year ended June 30, 2006 were $7,150.

At September 12, 2006, the total aggregate market value of the shares of voting stock held by non-affiliates of the registrant was $1,592,734 based upon the average of the closing bid and asked prices of the registrant’s Common Stock, $0.01 par value, as reported by the Over The Counter Bulletin Board on that date of $0.06 and $0.06 per share, respectively. The term “affiliates” is deemed, for this purpose only, to refer to directors, officers and holders of 5% or more of the Common Stock of the registrant. The number of shares outstanding of the registrant's Common Stock as of September 12, 2006 was 38,369,082.

Transitional Small Business Disclosure format (Check one): YES [ ] NO [X]

ITEM 1 . DESCRIPTION OF BUSINESS.

INTRODUCTION

Viseon, Inc. (the "Company"), a Nevada corporation formerly known as "RSI Systems, Inc." was a developer and reseller of videoconferencing systems from its inception in 1993 until January of 2003. These systems, which delivered near television quality audio and video communications over ISDN circuits were sold primarily to corporate, government and OEM customers including Philips. On July 25, 1995, we completed the initial public offering of our common stock, par value $0.01 per share (the "Common Stock").

We changed our focus in 2003 to developing next generation broadband telephones for use with Voice over Internet Protocol (VoIP) services. These multi-media telephones, currently marketed under the VisiFoneTM name, have been designed to provide consumers, corporate and government users of high speed internet connections with new features and functions not previously possible on low speed analog telephone networks. In addition to providing two way live video communications, the VisiFone provides users with new levels of digital audio quality, on-screen feature controls and enables network based services such as video mail and the ability to receive streamed content. In essence, the VisiFone was designed to deliver many of the same features found on a current generation cellular telephone that are not available on today’s analog home telephones.

Our efforts currently are focused on licensing our technology to IP/PBX vendors and consumer electronics manufacturers to lower their cost of entry into the videotelephone marketplace. In addition, we continue to target the sale of VisiFones to and through broadband and VoIP providers such as cable companies and regional bell operating companies for use by consumers. We also believe that there is a potentially significant market for sales of the VisiFone into various branches of the U.S. Government as well as the commercial marketplace.

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

Traditional networks transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment-quality video or other rich multimedia content. Traditional networks are also expensive to build because each subscriber's telephone must be individually connected to the central office switch, which are usually several miles away from a typical subscriber's location. The digital component of the traditional telecommunications infrastructure is also less efficient than modern networks because it allots fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted. Further, it is difficult for telecommunication service providers to provide new or differentiated services or functions, like video communications, that the network was not designed to accommodate.

In contrast to the traditional telecommunications infrastructure or public switched telephone network , data networks -- such as the Internet or a corporate LAN -- utilize a "packet-switched" system in which information between two communicating terminals (for example, a PC downloading a page from a web server) is transmitted in the form of small data packets that travel through a series of switches, routers, and hubs across the network. Packet-switched networks have been built mainly for carrying non-real-time data. The advantages of such networks are their efficiency, flexibility and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth. Furthermore, many terminals can share the same connection to the network. The exponential growth of the Internet in recent years has proven the scalability of these underlying packet networks. The most common protocol used for communicating on these packet networks is Internet Protocol (“IP”).

As broadband connectivity has become more available and less expensive, it is now possible for service providers to offer voice and video services that run over these IP networks to businesses and consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment costs to these customers and to increase the breadth of features available to the end-user. Services like full-motion, two-way video are now supported by the bandwidth spectrum commonly available to broadband customers, whether business or residential. To enable such new products to take hold, service and equipment suppliers need semiconductor products and software to connect input and output devices to the networks and the software that runs on the network that enables these input/output devices to be easily installed, operated, and managed, as well as to replace common functionalities of the legacy switched network, such as billing and operator/directory assistance. We believe that the network infrastructure at the consumer level is now in place to enable broad acceptance and deployment of consumer video telephony. We also believe that the projected growth of consumer adoption of VoIP will help drive adoption of consumer multi-media digital telephone devices such as those distributed and developed by us.

There are three basic categories of personal video communication devices in the consumer market. The most popular have been the PC-based systems that operate over dial-up or broadband connections using open standards such as H.323 or proprietary systems using a variety of protocols.

PC-Based Systems; Software Codecs. Low cost PC add-on systems utilizing Complimentary Metal Oxide Semiconductor cameras and Windows-based software compressor/de-compressors (codec) have gained reasonably broad acceptance. Commonly known as Web cams, these types of systems offer low-quality video with generally less than 10 frames per second, rendering the video and audio choppy, blurry and delayed. PC-based systems using software codecs are available at prices under $100 from companies including Logitech and many others. The VisiFone is expected to be fully compatible with most of this installed base when using Microsoft NetMeeting and a broadband connection. PC-based systems using software codecs lack an intuitive, familiar interface that resembles a telephone.

PC-Based Systems; Hardware Codecs. Certain systems available from VCON, Polycom, Scotty and others utilize an independent, dedicated microchip(s) for the codec function. It is housed either in an external module, which may include the camera, or on a card installed in a PC. Depending on the available bandwidth, these systems can offer corporate quality audio and video over either IP and/or traditional Integrated Switched Digital Networks (“ISDN”). They are, however, still limited in the size of the image on the PC display device, have a complicated user interface, and can suffer from instability issues due to the underlying PC platform. These systems are available at prices from $500 to $1,200. They also lack an intuitive, familiar interface that resembles a telephone.

 The Personal Videophone. There are three types of personal videophones. The first of these is POTS (Plain Old Telephone Service) videophones, which operate over analog phone lines typically using International Telecommunications Standard (“ITU”) H.324 and have been marketed for years with little success. The lack of consumer acceptance is primarily due to their poor video quality. Due to the limited bandwidth of POTS, these systems generally deliver video at less than five frames per second. Examples include systems from AT&T, Panasonic and C-Phone, all of which failed to achieve reasonable sales volumes and have now been discontinued. Two models of POTS videophones currently being sold in the US market include a Korean made model retailing for approximately $300 and the Beamer from Vialta. The second type of personal videophone utilizes the ISDN telephone network. Various manufacturers have been producing this type of personal videophone for more than ten years, most of which focused their sales efforts on the corporate market for desktop use or to news organizations for the purpose of relaying information via satellite from remote locations. Several manufacturers produce videophones that operate on ISDN networks, including Tandberg of Norway, Motion Media of the UK and Aethra of Italy. The cost of ISDN is approximately $50 per month per 128k circuit for a basic line plus approximately $10 to $100 per hour for domestic transport at speeds ranging between 128k and 384k. ISDN-based videophones retail at prices between $1,000 and $9,000 depending on the manufacturer, features and screen size. The third type of personal videophone uses the IP technology. IP-based videophones were generally introduced in 2000 and currently retail at prices between $299 and $1,295. Recently several foreign manufacturers have introduced their brand of IP videophones to the U.S. market, but few are being delivered for a variety of reasons.

Products and Services

The current generation of the VisiFone that we offer for sale or license is available today in one basic model. The VisiFone is customized to incorporate certain feature sets requested by a particular VoIP provider. The VisiFone is a desktop telephone with a 5.6 inch color TFT/LCD screen with a corded handset and integrated full duplex speakerphone. It has input and output connectors which enable it to be connected to a variety of devices such as output to a television or VCR or DVD recorder. Its inputs allow for the connection of a digital camera, camcorder, document camera, external microphone and a headset. It also has USB ports to enable the connection of USB devices such as a card reader, keyboard, or digital camera. The design of the VisiFone is flexible. By programming the software embedded in the VisiFone, certain features and functions can be customized for specific applications requested by carriers or government or corporate customers. The VisiFone incorporates an HTML 4.0 browser functionality which is currently used primarily for the Graphical User Interface and may be used in the future to enable users to access information or media on the Internet.

As an example, the VisiFone could be utilized to show live weather, news, sports scores and stock quotes on its screen and enable consumers to receive information customized by the user. This content delivery mechanism can be as simple as accessing available Real Simple Syndication (“RSS”) feeds available from a number of websites and content providers such as Yahoo! A potential business model exists in which a consumer could receive content on the VisiFone at no cost due to the content being sponsored and paid for by advertiser messages integrated with the content. As the VisiFone is a “telephone”, consumers would be able to “interact” with the content and/or advertisers’ offers instantaneously by pushing a single button on the VisiFone base or handset. In a PC/Internet application this would be generally known as “click to dial.”

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

Market and Marketing

Corporate Market

Although it may be expected that broad adoption of our VisiFone products could be achieved in Fortune 1000 size companies, sales of our products in this market are not likely to generate substantial volume as compared to the consumer market. Larger corporations already have the option of utilizing desktop PC-based 384k IP video communication systems that can be managed by existing network management infrastructures. Numerous IP telephone system vendors are also providing IP telephone instruments that offer some of the functionality of the VisiFone. The corporate market for hardware-based video communications is currently dominated by a duopoly of suppliers, Polycom and TANDBERG. The technical support infrastructure for PC-based videoconferencing systems already exists within most major companies. We also expect that non-PC based desktop IP video telephony will be available for the corporate users in the next year as corporate IP phone system manufacturers enter this market including Cisco, Lucent and Nortel.

The primary corporate prospects for personal videophones will most likely be in the sub-Fortune 1000 size companies as well as in the 33 million telecommuters that work for companies of all sizes. The decline in prices of group videoconferencing systems has produced unit growth, yet the cost is still generally above $3,000 for an "entry" level system. Personal videophones can create a new price point for videoconferencing at less than $600 per endpoint.

Consumer Market

The potential consumer market for the VisiFone is by far the largest prospect base. Because it requires a minimum of 256k for transmission of video and audio, use of VisiFones will most likely be limited to those individuals with access to a broadband Internet connection, typically via DSL or Cable Modem.

Initially, it is expected that the sales of personal digital telephones in the consumer market will be made to existing broadband IP users. The "early adopters" have the income necessary to purchase a personal digital telephone outright, without financing, if necessary. We expect this would be followed by sales to those broadband customers who are attracted by broadband provider-based financing programs and eventually to those individuals who will see the availability of personal digital telephones as a reason to install broadband IP connectivity whether they have a home PC or not. We also expect that the VisiFone will become a part of the marketing efforts of various VoIP providers to consumers.

Business Development, Sales and Marketing

The current goals of our business development and sales departments are to build relationships that fall into four basic categories: consumer electronics manufacturing, technology and patent licensing, broadband provider relations and product sales.

Consumer electronics manufacturing is focused on engaging major electronics manufacturers to participate with the Company in the future development and widespread distribution of our products and their products containing our intellectual property in the United States.

Technology and patent licensing involves both the business development area as well as our outside legal advisors who have been engaged to help the Company monetize its patents and other technology rights. Working with our legal advisors, the business development team is focused on identifying potentially infringing products and their manufacturers.

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

Independent consultants and the Company’s CEO are currently performing all of the functions of the business development and sales departments.

By outsourcing parts of the sales process to its outside consultants, the Company is able to minimize overhead costs by avoiding the need to pay salaries and to maintain facilities for a sales force.

Approvals, Certifications and Regulation

Government and telecommunications carrier approvals, safety certifications and Electromagnetic Compliance certifications are a key requirement for electronic systems that use the telephone network. The Company is required to obtain certain safety, EMI and telephone certifications for its family of consumer broadband videophone products as prerequisite to sale into the United States and other countries. The Company currently relies on its manufacturing suppliers to provide a product with the requisite approvals and certifications.

Competition

We intend to compete primarily in the next generation consumer telephone market and to a lesser degree within the corporate and government telephone and video conferencing equipment segment. We expect the consumer market will evolve rapidly and be intensely competitive. Competitive pressures created by any current or future competitors could materially adversely affect our business, prospects, financial condition and results of operations. We believe that the principal competitive factors in our markets will be brand recognition, price, product performance, reliability, range of functions, ease of use, and customer service. We intend to compete vigorously in all of these aspects. There are numerous existing competitors in the broadband video communications market, including, Aethra, D-Link, Innomedia, Leadtek, Motion Media, Polycom, Sony, Tandberg asa, VCON, VTEL Products Group and Worldgate. There are rumored to be many other videophone type devices in development in North America, Asia, Israel and Europe. In addition, the next generation consumer premise equipment market for personal communications products has many competitors including the plethora of companies which manufacture traditional analog home telephones. Some of these include Philips, Matsushita (Panasonic Brand), VTech, Thomson and dozens of other companies of all sizes. The corporate and government VoIP telephone space is also fiercely competitive including companies such as Cisco, Lucent, Nortel, Mitel and others.

Intellectual Property and Proprietary Rights

Our success depends in part on our proprietary information, technology and expertise. We rely on a combination of patents, trademarks, trade secrets, copyrights and confidentiality agreements to establish and protect our proprietary rights. In fiscal year 1998, we amended our U.S. utility patent application for our peripheral videoconferencing system, originally filed in September 1994, to narrow and refocus our claims. We received this amended patent on our system on September 1, 1998, a second patent on June 6, 2000, a third patent on May 28, 2002, a fourth patent on February 25, 2003, and a fifth patent on November 25, 2003. Our third patent, granted May 28, 2002 is currently undergoing a voluntary reexamination at the U.S. Patent and Trademark Office. We have received confirmation of issuance of seventeen European patents. We have also applied for numerous additional United States patents relating to our videoconferencing technology and methods of use of a multi-media digital telephone which have not been granted to date.

In the future, we intend to take additional steps to protect our patents from infringement by others, including demanding that suspected infringers cease their infringement and the filing of lawsuits seeking injunctions and monetary damages. We have no assurance that these actions will prove successful or serve to protect our patents.

We have trademarked the VisiFone name for our current generation product and have obtained a registered trademark on the name “Viseon”.

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

Acquisitions

We do not now intend to conduct an active acquisition program, but may consider select acquisitions on a case-by-case basis. We have not developed, nor do we currently intend to develop, a valuation model or a standardized transaction structure we will use. Instead, we anticipate considering each acquisition on a case-by-case basis. We expect that the purchase price for an acquisition candidate, if any, will be based on quantitative factors, including historical revenues, profitability, financial condition and contract backlog, as well as our qualitative evaluation of the candidate's management team, operational compatibility, future prospects and customer base.

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

Research and Development

We incurred research and development expenses of $3,479,088 and $5,134,123 for the years ended June 30, 2006 and 2005, respectively. Our current development efforts focus principally on our VisiFone product. The design and development of this generation VisiFone is a cooperative effort between our technical support personnel and select third party businesses we have retained to assist in the design of the general appearance and functionality of our next generation VisiFone, as well as the design and development of the software, electronics and acoustics that will be integrated therein. All such design and development is performed in strict adherence to the specifications outlined by us under the supervision of our technical advisors and senior management. We maintain all rights to existing and new technologies and intellectual property designed or developed in this process pursuant to the terms of the arrangements reached with such third parties.

Employees

On June 30, 2006, we had seventeen full-time employees; two in administration and accounting, ten in research and development, two in product development, one in marketing and two executives. None of our employees is represented by a labor union. We believe our employee relations are good.

We outsource a variety of sales, marketing, technical and operational functions to third parties on an as-needed basis.

RISK FACTORS

In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business.

Risks Related to Our Business

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent registered public accounting firm for the year ended June 30, 2006, includes an explanatory paragraph stating that our losses from operations and our accumulated deficit of $54,334,630 raises substantial doubt about our ability to continue as a going concern. Such an opinion by our independent registered public accounting firm may impact our dealing with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. Any such impact could have a material adverse effect on our business, operating results and financial condition. No assurances can be given that the issues that led our independent registered public accounting firm to this conclusion will be addressed or that our business will continue to operate as a going concern.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES.

We have a history of operating losses since our inception and have not achieved profitability. As of June 30, 2006, we had an accumulated deficit of $54,334,630. We expect losses to continue for the foreseeable future. The amount of any such loss will depend in part on any future product launch, our ability to achieve and maintain a sufficient level of growth in sales of our products and services and the rate of increase or decrease in our expenses. Several factors, including our inability to secure a license/OEM agreement with a retail partner, lack of consumer acceptance, retailer arrangements, competitive factors and our ability to successfully develop and market our products, make it impossible to predict when or if we will generate significant revenues or become profitable. Consequently, we may never generate revenues sufficient to achieve profitability and, even if we do, we may not sustain or increase profitability on a quarterly or annual basis at any time thereafter. Our ability to continue in business could be jeopardized if we are not able to realize a positive cash flow and achieve profitability or if we are not able to obtain financing on satisfactory terms as may be necessary in the future.

WE MAY NOT HAVE SUFFICIENT CAPITAL TO FUND OUR BUSINESS AND WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL.

Despite the receipt of proceeds from our private placements completed in 2005 and 2004, we may need to seek additional third party investment in order to provide sufficient capital for our business. We cannot be certain that financing from third parties will be available on acceptable terms to us or at all. If we cannot raise sufficient funds, we will not be able to continue to develop our products or take advantage of future opportunities. In addition, if we are unable to secure such additional financing, we will have to curtail or suspend our business activities, we may not be able to continue to operate our business as a going concern and we may have to seek protection of the bankruptcy courts.

OUR FAILURE TO DEVELOP AND MARKET INITIAL AND FUTURE VERSIONS OF OUR PROPOSED PRODUCTS MAY PREVENT US FROM GENERATING SUFFICIENT REVENUES TO SUSTAIN OUR BUSINESS.

Our success highly depends on sale or license of our current VisiFone product, the successful development and introduction of future versions of our proposed proprietary consumer broadband digital telephone products and services and the continued development and timely introduction of new products and new models containing additional features at attractive price points thereafter. The success of our initial and future digital telephone products and services depends on a number of factors, including, but not limited to, strategic allocation of our limited financial and technical resources, accurate forecasting of consumer demand, timely completion of product development and introduction to market and market and industry acceptance of our products. To date the design and development of the VisiFone has been a cooperative effort between our technical support personnel and select third parties that assisted in the design and development of the software, electronics and acoustics. There is no assurance that such design and development efforts will yield any new or technologically advanced products or that if successfully designed and developed these products will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance. Furthermore, we cannot assure you that these products will not be rendered obsolete by changing technology or new product offerings by other companies. The success of some of our planned products may also require industry acceptance of our proprietary technologies, which may be hampered by any incompatibility of our products and proprietary technologies with existing products and technologies or the inability to adapt our products and technologies to accommodate the use of existing industry-accepted technologies. If we fail to develop and market our product offerings, we may not be able to sustain our business.

PRODUCT DEFECTS OR ERRORS MAY HAVE A NEGATIVE IMPACT ON OUR REVENUES, DAMAGE OUR REPUTATION AND DECREASE OUR ABILITY TO ATTRACT NEW CUSTOMERS.

Products as complex as those we are currently developing and intend to develop in the future often contain errors or defects, particularly when first introduced and when new versions or enhancements are released. Although we will strive to assure that our products have no errors or defects, there can be no assurance that (despite testing) our products will be devoid of defects and errors upon commencement of commercial shipments. Any defects or errors could result in damage to our reputation, the loss of sales, a diversion of our product development resources, or a delay in market acceptance and thereby materially adversely affect our business, operating results and financial condition. Furthermore, there can be no assurance that our products will meet all of the expectations and demands of our customers or licensors. The failure of our products to perform to customer expectations could also give rise to warranty claims. Any of these claims, even if not meritorious, could result in costly litigation or divert management's attention and resources. Any general liability insurance that we may carry could be insufficient to protect us from all liability that may be imposed under any asserted claims.

RECENT CHANGES IN OUR BUSINESS FOCUS PRESENT A NUMBER OF CHALLENGES; OUR LATEST STRATEGIES MAY NOT PROVE TO BE SUCCESSFUL OR CAUSE US TO BECOME PROFITABLE.

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

INTENSE COMPETITION COULD SERIOUSLY HARM OUR BUSINESS.

We face significant competition in the markets in which we intend to offer our products from competitors that also offer high quality products. In addition, management expects that new competitors will attempt to enter the market and that existing competitors will improve the performance of their current products or introduce new products or new technologies that provide improved characteristics and performance. New product introductions by our competitors could cause a significant decline in sales or loss of market acceptance of our existing products and any products we develop in the future. We expect that most of our competitors will be well established, better known and significantly larger than we are with substantially greater technical, manufacturing, marketing, distribution, strategic and financial resources. The greater resources of many of our competitors may permit them to respond more rapidly to changes in technology than we can.

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

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH FUTURE RELIANCE ON INTERNATIONAL OPERATIONS.

Our current product offerings will be manufactured and assembled by ASUSTeK in China. In addition, we expect that our products will be tested by independent third parties in the Far East, possibly in China, Taiwan or South Korea. Because of our expected international operations and relationships and our expected reliance on foreign third-party manufacturing, assembly and testing operations, we are subject to the risks of conducting business outside of the United States, including:

*	changes in political and strategic relations between the United States and the countries in which we do business;
*	changes in foreign currency exchange rates;
*	changes in a specific country or region's political or economic conditions;
.	*	trade protection measures and import or export licensing requirements;
*	potentially negative consequences from changes in tax laws;
*	difficulty in managing widespread sales and manufacturing operations; and
*	less effective protection of intellectual property.

Any adverse change in any of the matters described above or any other adverse international developments could materially adversely affect our business, results of operations and financial condition.

WE ARE SUBJECT TO CERTAIN LAWS AND REGULATIONS THAT COULD IMPACT OUR BUSINESS.

Because our products and services provide our customers with methods of electronic communication, it is difficult to predict the laws or regulations that will be applicable to our business. Therefore, it is difficult to anticipate the impact of current or future laws and regulations on our business. Among the many regulations that may be applicable to our business are the following:

*	Federal Communications Commission regulations relating to the electronic emissions of consumer products;
*	Federal Communications Commission regulations relating to consumer products that are connected to the public telephone network;
*	Federal Communications Commission regulations relating to consumer products that are connected to the Internet; and
*	copyright laws relating to the use of copyrighted audio and video media.

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

We believe that we can successfully obtain all requisite certifications and approvals under the laws that regulate our business; however, there can be no assurance of our ability to procure those approvals in the future. Moreover, we cannot predict whether it will obtain necessary approvals and certifications for the systems and similar products or for future products in additional countries. Also, we cannot predict whether any change in applicable law or regulations might adversely affect the Company's ability to sell its products in a particular country.

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

THE ABSENCE OF ENHANCEMENT AND EXPANSION OF THE PRESENT COMMUNICATION INFRASTRUCTURE, CONTINUED DEVELOPMENT OF NEW TECHNOLOGIES OR A LACK IN ACCEPTANCE OF OUR TECHNOLOGY OFFERINGS COULD HARM THE SALE OF OUR PRODUCTS.

We believe that the success of the digital telephone products we are developing for sales or license is dependent upon the continued deployment of broadband services such as DSL and cable modem internet access by service providers. Additionally, we believe that the success of the digital telephone products we are currently trying to sell or license and the products we intend to develop and sell or license is also dependent upon the roll out of VoIP technologies and consumer acceptance of video communications. If use of the new technologies on which our current and future products is based is not widely accepted, or if such acceptance occurs more slowly than expected, we may not be able to sell or license certain of our products in significant volumes and our business may be adversely affected.

SALES OF OUR PRODUCTS MAY BE LIMITED BY THEIR FAILURE TO GAIN BROAD MARKET ACCEPTANCE.

Our success highly depends upon our achieving broad market acceptance of the products we currently sell or license and those planned for future development, which have yet to produce meaningful revenues. Market acceptance requires, among other things, that we

*	educate consumers on the benefits of our products;
*	commit a substantial amount of human and financial resources to secure strategic partnerships and otherwise support the retail and/or carrier distribution of our products;
*	develop our own sales, marketing and support activities to consumers, broadband providers and retailers; and
*	establish a sufficient number and locations of retailers carrying our products.

There can be no assurance that we will be able to achieve any or all of these objectives or whether the achievement of such objectives will result in sufficient acceptance of our products to achieve profitable operations. Consumers may perceive little or no benefit from our products. As a result, consumers may not value and may be unwilling to pay for our products and third parties may be unwilling to pay any license fees for our products. We also do not have an established brand image, nor do we expect to spend significant marketing expenses to build and promote a brand image. If our products do not achieve broad market acceptance, we may not be able to continue operating our business.

RAPID TECHNOLOGICAL CHANGES IN THE INDUSTRY IN WHICH WE OPERATE OUR BUSINESS OR THE MARKET IN WHICH WE ATTEMPT TO SELL AND LICENSE OUR PRODUCTS MAY RENDER OUR PRODUCTS OBSOLETE OR OTHERWISE HARM US COMPETITIVELY.

We operate in a highly technological industry segment that is subject to rapid and frequent changes in technology and market demand. Frequently, such changes can immediately and unexpectedly render existing technologies obsolete. Management expects that technology developed in the future will be superior to the technology that we (and others) now have. Our success depends on our ability to assimilate new technologies in our products and to quickly and properly train sales staff, distributors and resellers in the use of such products. The success of our future products depends on several factors, including proper new product definition, product cost, timely completion and market introduction of such products, differentiation of our future products from those of our competitors and market acceptance of these products. Additionally, we must properly address the complexities associated with DSL and cable modem compatibility, determine the adequate level of and provide necessary training for our sales force, resellers, and technical, sales and field support personnel, each of which, among other factors, may directly affect our success in this market. We are attempting to address these needs and the need to develop future products through our outsourced development efforts. Although we believe our product offerings will be designed to assimilate emergent technical advances, there can be no assurance that future technological advances available to or new or competitive products developed by others will not render our products less competitive or obsolete. Additionally, there is no assurance that competing technologies developed by others will not render our current technologies obsolete or noncompetitive. The failure of our new product development efforts and any inability to service or maintain the necessary third-party interoperability requirements we may face would have a detrimental effect on our business and results of operations.

Risks Related to Our Common Stock

THERE ARE CERTAIN RULES APPLICABLE TO OUR COMMON STOCK AS A “PENNY STOCK,” AND THOSE RULES MAY LIMIT THE LIQUIDITY AND THE RESALE OF OUR COMMON STOCK.

The SEC has promulgated rules governing the trading in penny stocks, defined generally as low-priced (below $5), speculative securities of very small companies. While penny stocks generally trade over-the-counter, such as on the OTCBB or the Pink Sheets, they may also trade on securities exchanges, including foreign securities exchanges. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that might sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to completing a sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. Our Common Stock is currently subject to these additional rules. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our Common Stock, thereby effectively limiting the liquidity of our Common Stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale. Furthermore, penny stocks, including our Common Stock, may trade infrequently, which means that it may be difficult to sell penny stock shares, including shares of our Common Stock, once you own them. Investors in penny stocks, including our Common Stock, should be prepared for the possibility that they may lose their whole investment.

SALES OF LARGE QUANTITIES OF OUR COMMON STOCK, INCLUDING THOSE SHARES ISSUABLE IN CONNECTION WITH PRIVATE PLACEMENT TRANSACTIONS COMPLETED IN 2004 AND 2005, COULD DEPRESS THE TRADING PRICE OF OUR COMMON STOCK.

In 2004, we sold securities in unrelated private placement transactions resulting in the issuance of 4,182,422 shares of our Common Stock, 338 shares of our Series A Convertible Preferred Stock (each of which is currently convertible into 25,000 shares of our Common Stock) and certain warrants to purchase 9,717,500 shares of our Common Stock. In 2005, we sold securities in private placement transactions resulting in the issuance of 350,000 shares of our Common Stock, 376 shares of our Series B Convertible Preferred Stock, (each of which is currently convertible into 25,000 shares of our Common Stock), and certain warrants to purchase 11,608,827 shares of our Common Stock. The resale of the shares of Common Stock sold in those private offerings, the shares of our Common Stock issuable upon the conversion of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, the shares issued as dividends on that preferred stock and the shares that may be issued upon exercise of the related warrants is subject to currently effective registration statements filed by the Company on Form SB-2. An excess number of available shares on the market is likely to reduce our stock price.

After shares of our Common Stock are registered they may be sold in the public market, which could cause the market price of our Common Stock to drop by increasing the total number of shares offered for sale to the public. An overabundance of available shares in the market may limit the price growth potential of our Common Stock, even if our business is doing well, because the available supply may exceed the demand for our shares. This phenomenon may impair our ability to raise needed capital by reducing the price at which we could sell our Common Stock. In addition, the Company may seek future financings that involve the issuance of equity securities or instruments convertible into or exchangeable for equity securities and any such future financings may further reduce the price of our Common Stock.

OUR COMMON STOCK IS NOT LISTED ON A NATIONAL EXCHANGE; THE CURRENT PUBLIC MARKET FOR OUR COMMON STOCK IS LIMITED AND HIGHLY VOLATILE, WHICH GENERALLY AFFECTS THE PRICE OF OUR COMMON STOCK.

Our Common Stock trades in the United States only in the over-the-counter market on the OTC Electronic Bulletin Board, which is a reporting service and not a securities exchange. We cannot assure investors that the Common Stock will ever qualify for inclusion on any of the NASDAQ markets, the American Stock Exchange or any other national exchange or that more than a limited market will ever develop for our Common Stock. Trading volume of our stock remains limited. Moreover, thus far the prices at which our Common Stock has traded have fluctuated fairly widely on a percentage basis. There can be no assurance as to the prices at which our Common Stock will trade in the future, although they may continue to fluctuate significantly. Prices for our Common Stock will be determined in the marketplace and may be influenced by many factors, including the following:

*	the depth and liquidity of the markets for our Common Stock;
*	investor perception of the Company and the industry in which we participate;
*	general economic and market conditions;
*
statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically, as has occurred in the past;

*	the announcement of new products or product enhancements by our competitors or us;
*	technological innovations by our competitors or us;
*	quarterly variations in our results of operations;
*	general market conditions or market conditions specific to technology industries; and
*	domestic and international macroeconomic factors.

The trading activity in our Common Stock should be considered sporadic, illiquid and highly volatile. An active trading market for our Common Stock may not exist in the future. Even if a market for the Common Stock offered pursuant to this Memorandum continues to exist, investors may not be able to resell their Common Stock at or above the purchase price for which such investors purchased such shares.

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

WE MAY BE OBLIGATED, UNDER CERTAIN CIRCUMSTANCES, TO PAY LIQUIDATED DAMAGES TO HOLDERS OF OUR PREFERRED STOCK

We have entered into an agreement with the holders of our Series A Convertible Preferred Stock that requires us to continuously maintain as effective, a registration statement covering the underlying shares of Common Stock issuable upon conversion of our Series A Convertible Preferred Stock and the exercise of related warrants. Such a registration statement was declared effective on August 16, 2004 and must continuously remain effective for a specified term. If we fail to continuously maintain such a registration statement as effective throughout the specified term, we may be required to pay liquidated damages to the holders of our Series A Convertible Preferred Stock as a group in an amount of as much as $253,500 per month.

We have entered into agreements with the holders of our Series B Convertible Preferred Stock that require us to continuously maintain as effective, a registration statement covering the underlying shares of Common Stock issuable upon conversion of our Series B Convertible Preferred Stock and the exercise of related warrants. Such a registration statement was declared effective on November 14, 2005 and must continuously remain effective for a specified term. If we fail to maintain a registration statement continually effective after it is declared effective by the SEC for the full period required for any reason, then for each 30 day period that such failure continues in any consecutive 12 month period, beyond a permitted 30 day period in such 12 month period, we shall pay to the holders of each issued and outstanding share of Series B Convertible Preferred Stock and, if previously converted, the Common Stock received upon the conversion thereof for which we have a continuing obligation to cause an effective registration statement to remain continuously effective an amount equal to (a) seven hundred fifty dollars for each issued and outstanding share of Series B Convertible Preferred Stock and (b) if previously converted, $0.03 for each share of Common Stock received upon the conversion of any shares of Series B Convertible Preferred Stock; and thereafter for each full 30 day period within such 12-month period that a registration statement is not effective at the fault of the Company, we shall pay an amount equal to (a) $750 for each issued and outstanding share of Series B Convertible Preferred Stock and (b) if previously converted, $0.03 for each share of Common Stock received upon the conversion of any shares of Series B Convertible Preferred Stock.

OUR AUTHORIZED PREFERRED STOCK EXPOSES OUR SHAREHOLDERS TO CERTAIN RISKS.

Our Articles of Incorporation, as amended, authorize the issuance of up to 5,000,000 shares of preferred stock, par value $0.01 per share. The authorized but unissued preferred stock constitutes what is commonly referred to as "blank check" preferred stock. This type of preferred stock may be issued by the Board of Directors from time to time on any number of occasions, without shareholder approval, as one or more separate series of shares comprised of any number of the authorized but unissued shares of preferred stock, designated by resolution of the Board of Directors stating the name and number of shares of each series and setting forth separately for such series the relative rights, privileges and preferences thereof, including, if any, the: (i) rate of dividends payable thereon; (ii) price, terms and conditions of redemption; (iii) voluntary and involuntary liquidation preferences; (iv) provisions of a sinking fund for redemption or repurchase; (v) terms of conversion to Common Stock, including conversion price and (vi) voting rights. Such preferred stock may provide our Board of Directors the ability to hinder or discourage any attempt to gain control of us by a merger, tender offer at a control premium price, proxy contest or otherwise. Consequently, the preferred stock could entrench our management. The market price of our Common Stock could be depressed to some extent by the existence of the preferred stock. As of June 30, 2006, 95 shares of preferred stock, designated as Series A Convertible Preferred

Stock and 376 shares of preferred stock, designated as Series B Convertible Preferred Stock, were issued and outstanding and 4,999,529 shares of preferred stock were authorized but not issued.

THE TERMS OF OUR SERIES A CONVERTIBLE PREFERRED STOCK, OUR SERIES B CONVERTIBLE PREFERRED STOCK AND THE WARRANTS ISSUED IN CONJUNCTION THEREWITH INCLUDE ANTI-DILUTION PROVISIONS THAT MAY INCREASE THE DILUTION OF OUR OTHER SHAREHOLDERS IF WE RAISE ADDITIONAL EQUITY CAPITAL

The terms of the Series A Convertible Preferred Stock include anti-dilution protection such that in the event that we issue additional stock for a price per share that is less than the then applicable conversion price (currently $1.00 per share) for the Series A Convertible Preferred Stock, then the applicable conversion price shall be reduced by an amount determined by a broad based weighted average formula.

The terms of our Series B Convertible Preferred Stock include a provision that provides for a reduction in the conversion price and the issuance of additional shares to the Holders of such stock in the event that any equity securities are issued at a price below the then applicable conversion price (currently $1.00 per share). If we were to trigger this anti-dilution provision by issuing shares at our September 12, 2006 Common Stock closing price of $0.06, then the effect of this anti-dilution provision is that we would have to issue approximately 157,000,000 additional shares of our Common Stock upon conversion of the Series B Convertible Preferred Stock.

The terms of the warrants issued in connection with the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (the “Preferred Warrants”) include price anti-dilution adjustments in case the Company issues additional stock for a price per share that is less than the applicable warrant exercise price. The Preferred Warrants issued to holders of Series A Convertible Preferred Stock provide for a broad based weighted average adjustment to the warrant exercise price, while the Preferred Warrants issued to holders of the Series B Convertible Preferred Stock provide for a full ratchet adjustment to the warrant excercise price. If we were to trigger this anti-dilution provision by issuing Common Stock at our September 12, 2006 Common Stock closing price of $0.06, then the effect of this anti-dilution provision is that we would have to issue approximately 162,000,000 additional shares of our Common Stock upon exercise of our Preferred Warrants.

WE HAVE CERTAIN OBLIGATIONS AND THE GENERAL ABILITY TO ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE, AND SUCH FUTURE ISSUANCES MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

We have various obligations and the ability to issue additional shares of Common Stock in the future. These obligations and abilities include the following at June 30, 2006:

*	2,075,764 shares of our Common Stock are available for issuance to outside consultants to compensate them for services provided.
*	Options to purchase approximately 7,372,722 shares of Common Stock are outstanding.
*	Warrants to purchase approximately 27,301,266 shares of Common Stock are outstanding.
*
Dividends payable on our Series A Convertible Preferred Stock may be paid in shares of Common Stock at the option of the Company. The current amount of dividends payable on the outstanding shares of Series A Convertible Preferred Stock is $237,500 per year, payable quarterly. Given our closing price of $.06 per share at September 6, 2006, we would have to issue an additional 989,583 shares of Common Stock per quarter to satisfy the dividend requirement.

*
Dividends payable on our Series B Convertible Preferred Stock may be paid in shares of Common Stock at the option of the Company. The current amount of dividends payable on the outstanding shares of Series B Convertible Preferred Stock is $940,000 per year, payable quarterly. Given our closing price of $.06 per share at September 12, 2006, we would have to issue an additional 3,916,666 shares of Common Stock per quarter to satisfy the dividend requirement.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company now subleases 4,324 square feet of office space for its headquarters in Dallas, Texas under a lease agreement that expires on July 31, 2008. The Company believes its current space is sufficient for its current needs. Previously, the Company subleased 1,599 square feet of space for its headquarters in Irving, Texas under a lease agreement, which expired on June 30, 2006.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation known to be pending against the Company today. The Company does not have any litigation pending against any defendants. The Company is subject to certain litigation and claims arising in the ordinary course of business. We do not expect costs related to these claims, either individually or in the aggregate, to have a material adverse effect on our consolidated financial position or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Since December 20, 1999, the Common stock has been quoted on the OTC Bulletin Board System. The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices for the Common Stock as reported by the OTC Bulletin Board System. Such quotations represent interdealer prices, without adjustments for retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

	HIGH	LOW
2005
First Quarter	1.44	.69
Second Quarter	2.50	1.01
Third Quarter	2.68	1.10
Fourth Quarter	1.40	1.02

2006
First Quarter	1.40	.84
Second Quarter	.80	.48
Third Quarter	.75	.32
Fourth Quarter	.43	.20

As of August 31, 2006 there were 38,430,385 shares of Common Stock outstanding, held of record by approximately 141 persons. On September 26, 2006, the closing price for our Common Stock was $0.03 per share.

In connection with certain private placement transactions completed by the Company prior to 2002, the Company had issued common stock warrants certain of the investors in those transactions, which were to expire by their terms during calendar year 2006. The warrants that were to expire in 2006 were exercisable for an aggregate 2,019,500 shares of Common Stock. The exercise prices for those warrants ranged from $0.30 to $0.70 per share. In February 2006, the Company sent a notice to the holders of the warrants that were to expire in 2006, in which it offered to extend the expiration date for those warrants by two years, in exchange for the warrant holder agreeing to an increase of $0.10 per share in the applicable exercise price for those warrants, the inclusion of a mandatory redemption provision for the warrants and the deletion of all cashless exercise provisions. The Company has the right to redeem any extended warrants for $0.10 per share if at any time the closing market price for the Common Stock is over $1.50 for twenty consecutive trading days and the average daily volume of shares traded over that period is no less than 125,000 shares.

The Company believes that the warrants represent a viable source of additional funding for its operations, if it is able to achieve financial results that lead to an increase in the price of its Common Stock. By extending the period of those warrants, increasing the applicable purchase price and eliminating the cashless exercise provision, the Company believes it improved the likelihood of those warrants being exercised before they expired, thereby raising the possibility of it receiving the benefit of the additional capital represented by those warrants. Holders of warrants that are exercisable for approximately 1,924,500 shares of Common Stock accepted the Company’s offer and extended the terms of their warrants. As a result, those warrants would now be exercisable for shares of Common Stock upon payment of approximately $1,269,725, for an average exercise price of $0.66 per share. The remaining terms of the warrants are substantially the same as they were prior to being extended.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock since its inception. The Company does not intend to pay any dividends on its Common Stock for the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in our operations.

The Company is obligated to pay dividends payable on its Series A Convertible Preferred Stock. Such dividends may be paid in shares of Common Stock at the option of the Company. The current amount of dividends payable on the outstanding shares of Series A Convertible Preferred Stock is $237,500 per year, payable quarterly.

The Company is obligated to pay dividends payable on its Series B Convertible Preferred Stock. Such dividends may be paid in shares of Common Stock at the option of the Company. The current amount of dividends payable on the outstanding shares of Series B Convertible Preferred Stock is $940,000 per year, payable quarterly.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Overview

The Company was founded in 1993, and changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. Historically, we had been a developer of our own group videoconferencing systems, which were primarily sold to corporate end users and OEM customers. In 2003, we recognized the need to modify our business model to achieve higher margins and benefit from our portfolio of U.S. patents. In January 2003, we completed our change in focus from being a group videoconferencing manufacturer and reseller to a desktop and consumer video communications manufacturer and reseller. This was accomplished by transferring our group videoconferencing services contract portfolio with its associated liabilities and obligations to Comlink Video and liquidating our remaining group videoconferencing assets.

The Company’s current marketing strategies target two diverse market segments: (i) corporations and government entities that have widespread operations across regional, national and international boundaries and (ii) residential consumers who have historically not purchased video communication products in the past. Distribution may include the utilization of arrangements with providers of broadband Internet access, such as cable Multi System Operators, telephone companies that provide DSL services and independent marketers of consumer VoIP services. In addition to this distribution strategy, we have also begun focusing our efforts on licensing our technology to IP/PBX vendors and consumer electronics manufacturers to lower their cost of entry into the videotelephone marketplace. All of these developments have affected and will continue to affect our financial model in terms of margins, cash flow requirements, and other areas. We have a limited history with respect to the direction our business is now taking. There can be no assurance that we will be able to succeed in implementing our strategy or that we will be able to achieve positive cash flow or profitable operations as a result of these changes in our business.

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

Results of Operations

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005.

Net Sales. In fiscal year 2006, net sales were $7,150 compared to net sales of $239,660 for fiscal year 2005. Fiscal year 2006 sales resulted from shipments to a Broadband Carrier for lab trials. Our sales volumes in fiscal year 2005 reflected final sales of our older generation “H323” product.

Gross Profit (Loss). We generated a gross loss of $(19,076) (-266.8% of net sales) for fiscal year 2006 compared to a gross loss of ($45,086) (-18.8% of net sales) for fiscal year 2005. The gross loss in both fiscal years was attributable to the sales of VisiFone near or below cost in order to promote the adoption of videophones by carriers, business entities and residential consumers as a customary mode of communication.

Research and Development Expenses. Research and development expenses were $3,479,088 (48,658.6% of net sales) for fiscal year 2006 compared to $5,134,123 (2,142.3% of net sales) in fiscal year 2005. Included in R&D spending for fiscal year 2006 was $309,162 of production expenses. These expenses reflected the costs associated with the building prototype VisiFones. The decline in expenditures in fiscal year 2006 was due to the substantial technological completion of the VisiFone and our conscious decision to phase out our relationship with our outsourced development partner. We expect research and development expenses to decrease further in fiscal year 2007, although should our customers or licensors require additional modifications to our products that are not currently forecasted, expenses could meet or exceed last year’s levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3,228,191 (44,149.5% of net sales) for fiscal year 2006 compared to $2,815,881 (1,175.0% of net sales) for fiscal year 2005. SG&A expenses were higher in fiscal 2006 than in fiscal 2005 due to the addition of staffing as well as the cost of attending trade shows in an effort to create interest in our Product. Also included in SG&A expenses for fiscal 2006 was $334,478 related to the impairment of our long-lived assets, including our patents. During fiscal years 2005 and 2006, we faced declining revenues related to our first generation VisiFone and had yet to recognize any meaningful revenues from our second generation VisiFone. Additionally, we learned during fiscal 2006 that while indicators of demand existed for the VisiFone, issues regarding the length of the sales cycle, integration with Carrier VoIP networks and price sensitivity were preventing the VisiFone from achieving the market acceptance and resulting revenue that we had originally anticipated. Historically, we had relied on forecasts of future cash flows to support the value of our patents. However, we have not been able to attain our forecasted amounts. Based upon these factors, we believe that the value of our patents is impaired. Based on the projected negative short term cash flows related to the VisiFone, we elected to expense the remaining unamortized balance of our patents aggregating $308,834. The amortization expense, including the impairment loss, of $334,478 for the year was recorded as part of our SG & A expenses during fiscal 2006.

Other Income and Expense. Other income was $102,521 in fiscal year 2006 compared to other income of 46,077 in fiscal year 2005. The income in both fiscal years 2006 and 2005 was due to interest income earned from money market investments. We also recognized a gain from the favorable settlement of a disputed obligation in the amount of $108,640 in fiscal year 2006. In fiscal year 2006, we incurred $117,500 of interest expense resulting from the value of a warrant issued to a lender as consideration for a short term loan. The value of the warrant was expensed upon repayment.

Preferred Stock Dividends. We recorded preferred stock dividends of $5,763,264 in fiscal year 2006. Fiscal year 2006 Preferred Stock Dividends were $260,191 at the designated rate of 10% per annum on the then outstanding Series A Convertible Preferred Stock, $806,833 at the designated rate of 10% per annum on the outstanding shares of Series B Convertible Preferred Stock and $4,696,240 from amortization of beneficial conversion option on the Series B Convertible Preferred Stock. The amortization of the beneficial conversion option resulted from a favorable conversion price of the Company’s preferred stock. The conversion price was lower than the market price of the Company’s common stock on the issuance date of the preferred stock which is treated for financial reporting purposes as a direct charge to accumulated deficit (similar to a dividend) and a corresponding increase in additional paid-in capital.

Stock-Based Compensation. We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and have presented the required disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” At June 30, 2006, we had stock-based compensation plans, which are described separately in Note 10 to the consolidated financial statements for the year ended June 30, 2006. We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our plans, and accordingly, no compensation cost has been recognized for our fixed stock-based compensation.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with our interim period that begins on July 1, 2006, we will be required to expense the fair value of employee stock options and similar awards. We have elected to utilize the modified prospective transitional method in accounting for share-based employee payment transactions.

Liquidity and Capital Resources.

We raised $9,400,000 (prior to offering expenses) in private placement transactions in August 2005 from the sale of our Series B Convertible Preferred Stock with warrants. We raised an additional $240,000 through warrant exercises in fiscal year 2006. We spent $6.6 million on operating activities in fiscal year 2006.

We raised $8,450,000 (prior to offering expenses) in a series of private placement transactions in March and April 2004 from the sale of our Series A Convertible Preferred Stock with warrants. We raised an additional $1,483,725 through warrant and option exercises in fiscal 2005. We spent approximately $6.5 million on operating activities in fiscal 2005.

Historically, we have generated losses from operations and negative cash flows. We plan to increase sales and improve operating results through (i) increased marketing and direct sales activities to licensors, as well as corporate and government customers, (ii) continued initiatives to gain acceptance of our product by consumer broadband providers and VOIP marketers for sale to their subscribers and (iii) initiatives to monetize our intellectual property rights. There can be no assurance that we will be successful in achieving these objectives and become profitable, nor is there any assurance that these activities will generate sufficient cash for us to remain in business. See “Description of Business-Risk Factors.”

As of June 30, 2006, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have original maturities of less than three months.

At June 30, 2006, we had cash and cash equivalents of $1,887,585 as compared to cash and equivalents of $239,383 at June 30, 2005. Net cash used in operating activities was $6,591,833 for the 12 months ended June 30, 2006, as compared to $6,451,275 used for the same period in 2005. The increase in net cash used for operations was primarily attributable to our increase in expenditures during the 12 months ended June 30, 2006 associated with the completion, launch and deployment of the next generation VisiFone.

Cash used for investing activities was primarily a result of investments in equipment for product development and manufacture as well as investments in our patent portfolio. For the 12 month periods ending June 30, 2006 and 2005, such investments were $208,035 and $88,106, respectively.

Cash provided by financing activities resulted primarily from the aforementioned private placements of our Company’s securities, through the exercise of warrants and through the exercise of employees’ and former employees’ stock options. During the 12 months ended June 30, 2006, these investments totaled $8,448,070 compared to $1,453,371 provided during the same period in 2005.

To date, we have funded operations primarily through private sales of equity securities. As of June 30, 2006, we have no outstanding debt and none of our assets are pledged as collateral. We continue to evaluate the possibilities to obtain additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

The report of our registered independent public accounting firm for the year ended June 30, 2006 included an explanatory paragraph stating that our Company had suffered recurring losses from operations and had an accumulated deficit of $54,334,630, and these issues raised substantial doubt about our Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the quarterly dividends on our outstanding preferred stock, although these dividends can be paid in shares of our Common Stock at our discretion.

We expect, based on our internal forecasts and assumptions relating to our operations (including among others, assumptions regarding our short term cash requirements) that we have sufficient cash on hand to meet our obligations into the third quarter of fiscal 2007.

Our ability to generate cash is dependent upon our ability to license our technology and/or patents, sell our VisiFone product and obtain cash through capital markets. To date, our sales of the VisiFone product have been limited to lab trials for prospective customers. While we remain hopeful that this situation will improve, there can be no assurances that we will sell any VisiFones in the near future. In order to create additional revenue while the market for the VisiFones continues to develop, we have focused on licensing our technology and patents to IP/PBX manufacturers, consumer electronics manufacturers and distributors worldwide. Given that this represents a new product line in an underdeveloped market sector, no assurances can be given that sufficient license revenues, if any, will materialize.

The Company had the following contractual obligations or commercial commitments at June 30, 2006:

	Total	1 year or less	1-3 years	3-5 years	Over 5 years
Operating Leases	$103,596	$49,726	$53,870	$0	$0

 Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to net revenues, allowances for doubtful accounts, sales returns and allowances and accounting for income taxes. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements:

Revenue Recognition. We record sales revenue at the time merchandise is delivered. In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition”, as amended, which sets forth the SEC staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. We use the above criteria to determine whether revenue can be recognized.

When product sales revenue is recognized, we establish an estimated allowance for future product returns based on historical returns experience. When price reductions are approved, we establish an estimated liability for price protection payable on inventories owned by product resellers. Should actual product returns or pricing adjustments exceed our estimates, additional reductions to revenues would result. Revenue from the licensing of patents is recognized at the time of a patent agreement is executed and the goods, services and/or cash consideration due the Company is received. Revenue from post-contract customer support and any other future deliverables is deferred and recognized over the support period or as contract elements are delivered. Our products typically carry a 90-day to one-year warranty. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials or service delivery costs that differ from our estimates. As a result, additional warranty reserves could be required, which could reduce gross margins.

The Company has adopted EITF 05-4, The Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, View C to account for its registration rights agreements. The Company has entered into registration rights agreements in association with the issuance of preferred stock and warrants. View C of EITF 05-4 takes the position that the registration rights should be accounted for separately from the financial instrument as the payoff of the financial instruments is not dependent on the payoff of the registration rights agreement, and according to DIG K-1, registration rights agreements and the financial instruments do not meet the combining criteria as they relate to different risks. The Financial Accounting Standards Board (Board) has postponed further discussion on EITF 05-4. Since the Board has not reached a consensus, the Company’s accounting for the registration rights may change when the Board reaches a consensus.

Accounting for Income Taxes. We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized at the enacted rates for the future tax consequences attributable to differences between the financial statement carrying amounts of existing tax assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

ITEM 7. FINANCIAL STATEMENTS.

Reference is made to the Index to our Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm on page F-1 of this annual report on Form 10-KSB for a listing of our consolidated financial statements and related notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of June 30, 2006, the end of our fiscal year, which is the last period presented in this report. The evaluation was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management group and our audit committee. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information that is required to be included in our filings with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Our management evaluated our internal control over financial reporting and there have been no changes in our internal control over financial reporting during the year ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Subsequent Events

On August 25, 2006, Viseon accepted the resignation of Sean Belanger from its Board of Directors and as the President and Chief Executive Officer of Viseon. The remaining directors of Viseon appointed John Harris, the Chief Technical Officer of Viseon, to serve as the President and Chief Executive Officer, effective immediately. At this time, Viseon has not named a replacement to the Board of Directors seat vacated due to the resignation of Mr. Belanger.

In connection with Mr. Belanger’s resignation, he and Viseon entered into a Separation, Release and Consulting Agreement, effective as of July 31, 2006, for the purpose of terminating his employment agreement and all compensation payable thereunder and to set forth the terms of a new agreement whereby Mr. Belanger would be providing certain consulting services to Viseon. The Separation, Release and Consulting Agreement also contains a general release granted by Mr. Belanger in favor of Viseon, releasing the Company from any and all claims that he may have against it in connection with his employment and the terms of his employment agreement. Pursuant to the Separation, Release and Consulting Agreement Mr. Belanger will provide certain advisory and consulting services to Viseon for a period of up to one year following July 31, 2006, which is the effective date of the termination of his employment agreement. As consideration for Mr. Belanger’s agreement to provide such consulting services, Viseon agreed to pay him $300,000 in twenty-four installments during the twelve month period beginning July 31, 2006. As consideration for Mr. Belanger’s release, Viseon agreed to pay the first four months of payments of consulting fees, in the amount of $100,000 (less any salary paid to him in August 2006), in a lump sum within two business days after the parties signed the Separation, Release and Consulting Agreement and caused the 2,861,472 options granted to Mr. Belanger in May 2006, which have an exercise price of $0.32 per share, to be fully vested immediately. The terms of the underlying Stock Option Agreements require that 2,500,722 of the vested options must be exercised on or before the date which is 90 days following the termination date and the remaining 360,750 of the vested options must be exercised on or before the date which is three years following the termination date. Mr. Belanger’s options will continue to be subject to the remaining terms of the relevant option agreements and company stock option plans.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Management

The authorized number of directors of the Company is presently fixed at four. The term of office of directors are divided into three classes that expire at the annual meetings of stockholders between 2006 and 2008. Executive officers are appointed by the Board of Directors and serve until their successors are appointed.   The directors and executive officers of the Company are as follows:

Name	Age	Positions
John C. Harris	45	Chairman of the Board, Chief Executive Officer and President (1)
Brian Day	43	Chief Financial Officer
Geoffrey Gerard	61	Director
John O’Donnell	51	Director
Charles Rey	58	Director

(1)
Mr. Harris served as President and Chief Executive Officer from February 2001 through April 2006 and again from July 31, 2006 until present. Sean Belanger served as a director and the President and Chief Executive Officer from May 2006 through July 31, 2006.

John Harris has been a director since February 2001 and served as Chief Executive Officer and President of the Company from February 2001 until May 2006 and again from July 2006 until present. From May until December 2000, Mr. Harris served as Chief Executive Officer of Diversified Technologies Group, Inc., a company that provides enhanced fax services. From October 1999 until May 2000, Mr. Harris was Chief Executive Officer of CBQ, Inc., an e-business solutions provider. From March 1999 until joining CBQ, Inc., Mr. Harris served as President of Paragon Innovations, Inc., an embedded device design firm. From 1986 until 1998, Mr. Harris was President and CEO of CompuNet Support Systems, Inc. CompuNet provided networking, systems integration and business building applications.

Brian Day was a director of the Company from October 2001 until July 2005. Mr. Day has served as Chief Financial Officer of the Company since September 2005.  Mr. Day joined Gomez, Inc. as Chief Financial Officer in September 2004.  Mr. Day was the Chief Financial Officer of LifeHarbor, Inc. from June 2003 until December 2003 and its President from December 2003 until the sale of the company in July 2004. Mr. Day was Chief Financial Officer and Chief Operating Officer of Octave Communications, Inc., an audio communications technology company, from June 1999 until its sale in January 2003. From September 1998 to June 1999, Mr. Day was Chief Financial Officer of Healthtrax Inc. and prior to that, Chief Financial Officer of Span Instruments, Inc.

Geoffrey Gerard has been a director of the Company since March 2005. Mr. Gerard has been in the private practice of law in Texas since 1978, specializing in business transactions. Mr. Gerard also serves on the Board of Directors of Overhill Farms, Inc., a publicly-held company supplying high quality frozen foods to airline, foodservice and retail customers.

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

Ashton Peery served as a director of the Company from July 2005 until August 2006. Mr. Peery is a consultant to technology and telecom businesses and was formerly Chief Strategy Officer of Lucent and General Partner of Lucent Venture Partners. Mr. Peery served on the Viseon Advisory Board from October 2003 until July 2005.

None of the officers or directors has any family relationship with each other. None of the directors hold directorships in other reporting companies, except for Mr. Gerard who is a director of Overhill Farms, Inc., a publicly-held company supplying high quality frozen foods to airline, food service and retail customers.

The Board of Directors has established an Audit Committee. The Audit Committee supervises the financial affairs of the Company and generally reviews the results and scope of the audit and other services provided by the Company’s independent accountants and reports the results of their review to the Board and to the Company’s management. In fiscal years 2005 and 2006, Messrs. Ashton Peery and Gerard were members of the Audit Committee. The Board of Directors previously determined that Mr. Peery was both independent and an audit committee finance expert, as determined by SEC guidelines. Since Mr. Peery’s resignation in August 2006, Messrs. Gerard and Rey have been the members of the Audit Committee. None of the current members of the Audit Committee are audit committee financial experts, as determined by SEC guidelines. The Board of Directors has not been successful in retaining a new member of the Board who would satisfy the financial expert requirements, but it continues to search for a director to file that role.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Common Stock, to file reports of ownership with the SEC. Based upon a review of the copies of such reports furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were met during the fiscal year ended June 30, 2006, except for the following transactions, which were reported late: (1) Form 4 filed by Charles Rey, our director, on July 27, 2006 with respect to transactions occurring on May 2, 2006, (2) a Form 3 and Form 4 filed by Sean Belanger, our former President and Chief Executive Officer and a director, on June 21, 2006, with respect to his initial appointment in those capacities and the grant of certain stock options to him, respectively, which were both effective as of May 1, 2006, (3) a Form 3 filed by Brian Day, our Chief Financial Officer and a former director, on June 14, 2006, with respect to his initial appointment to the Board of Directors as of October 17, 2001, and (4) Form 4s filed by Messrs. Gerard, O’Donnell, Day and Rey, on October 6, 2006, with respect to the grant of stock options to them for serving as directors of the Company on May 19, 2005.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer), and all other employees as required by applicable securities regulations.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid by the Company to (i) the two individuals who served as Chief Executive Officer during the last fiscal year and (ii) the Company’s most highly compensated executive officers other than the Chief Executive Officer as of June 30, 2006, for services in all capacities to the Company during fiscal years ended June 30, 2006, 2005 and 2004 (for purposes hereof, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
				Other	Restricted	Securities		All
				Annual	Stock	Underlying	LTIP	Other
Name and				Compensation	Awards	Options/	Payouts	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	SARs (#)	($)	($)

Sean E. Belanger (1) Chief Executive Officer and President	2006	25,000				2,861,472

John C. Harris (2)	2003	130,000
Chief Executive	2004	151,667	310,000 (3)			300,000
Officer and President	2005	195,000
Chief Tech. Officer	2006	240,000				600,000

Robert A. Wolf (4)	2004	45,000
Chief Financial Officer	2005	100,000				300,000
	2006	12,500	94,000

Brian R. Day (5)	2006	175,000	50,000			450,000
Chief Financial Officer

(1)	Mr. Belanger became President and Chief Executive Officer on May 1, 2006.
(2)	Mr. Harris was Chief Executive Officer and President until May 1, 2006 and again after August 2006. From May 1 2006 until August 2006 he was Chief Technology Officer.
(3)
Consists of a cash payment in the amount of $50,000 and the grant of 200,000 shares of the Company’s common stock to Mr. Harris in consideration of his past performance and his oral agreement to continue his employment with the Company. The shares were valued at $1.05 per share, the closing bid per share on the date of issuance (June 24, 2004 for a total fair market value of $210,000). Mr. Harris had previously earned a performance bonus in the amount of fifty thousand dollars.

(4)	Mr. Wolf became Chief Financial Officer in March 2004 and served in that capacity until August 2005.
(5)	Mr. Day became Chief Financial Officer in September 2005.

Option/SAR Grants Table

Option Grants in Last Fiscal Year

(a)	(b)	(c)	(d)	(e)
	Number of	% of Total
	Securities Underlying	Options/SARs
	Options/SARs	Granted to Employees	Exercise or Base	Expiration
Name	Granted (#)	in Fiscal Year	Price ($/Sh)	Date
Sean E. Belanger Chief Executive Officer	2,861,472	52.05%	$0.32	April 2016

John C. Harris CTO, CEO	600,000	10.91%	0.32	April 2016

Brian R. Day Chief Financial Officer	450,000	8.19%	0.32	April 2016

(1)	The Company has never granted any SARS.
(2)	The aggregate number of options granted in fiscal year 2006 was 5,497,472.
(3)
Mr. Belanger’s options vest according to the following schedule: 238,446 per quarter commencing June 30 2006. Mr. Harris’ options were fully vested at June 30 2006. Mr. Day’s options vest according to the following schedule: 315,000 at June 30 2006, 33,750 per quarter thereafter.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

The Named Executive Officers did not exercise any stock options during the fiscal year ended June 30, 2006. The Company has not granted any SAR’s of any kind. The following table sets forth the number of securities underlying options exercisable at June 30, 2006, and the value at June 30, 2006 of exercisable in-the-money options remaining outstanding as to the Named Executive Officers.

(a)	(b)	(c)	(d)		(e)
			Number of		Value of
			Securities Underlying		Unexercised
			Unexercised		In-the-Money
			Options / SARs at		Options / SARs at
	Shares Acquired		June 30, 2005 (#)		June 30, 2005 ($)
Name	on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Sean E. Belanger			238,456	2,623,016	$0	$0
John C. Harris			1,150,000	-0-	$0	$0
Brian R. Day			397,500	152,500	$0	$0

(1)
Based upon the closing bid price of the Common Stock quoted on the OTC Bulletin Board on June 30, 2006, which was $0.25 per share, and the exercise price of the options (between $0.32 and $1.62 per share).

Director Compensation

The Board of Directors of the Company has established the following compensation policies for non-employee directors of the Company. Under the Company’s 1994 Stock Plan, each non-employee director is granted, upon election to the Board, an option to purchase 20,000 shares of Common Stock, exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring 10 years from the date of grant. After the year of election, each non-employee director will also receive annually an option to purchase 5,000 shares of Common Stock exercisable at market value on the date of grant, vesting in equal increments of 25% every three months and expiring ten years from the date of grant. Directors who are employees of the Company receive no additional compensation for serving as directors. During fiscal year 2005, the Company granted directors 213,000 shares of Common Stock for their service, the Company also granted directors options to purchase 230,000 shares of Common Stock. During fiscal year 2006, no options were granted to non-employee directors

Compensation Agreements with Key Personnel

The Company has executed employment agreements with John C. Harris and Brian R. Day. Under the terms of both executive’s employment agreements, each of the named executives is entitled to annualized base salary (in the case of Mr. Harris - $240,000, in the case of Mr. Day - $210,000) plus benefits. The employment of the named executives may be terminated at any time by the Company, with cause or without cause. The executive may resign his position with the Company upon thirty days’ prior written notice to the Company for any reason. If employment is terminated by the Company for cause, or by the executive without good reason, in such case, the executive shall receive his base salary through the date of termination. If employment is terminated by the Company without cause, or by the executive for good reason, then the executive shall receive a termination payment equal to his current base salary for a twelve month period following termination (the “Severance Period’). In addition, all options granted to him shall immediately vest, and he shall receive all other benefits that would otherwise be due to him under the Employment Agreement during the Severance Period.

On July 24, 2006, John C. Harris and the Company agreed to modify the terms of Mr. Harris’ existing employment agreement by reducing the severance amounts that are payable by Viseon following certain termination events. The terms of the employment agreement were revised such that Viseon is no longer required to pay twelve months of Mr. Harris’ base salary upon a termination of his employment (a) by Viseon for any reason other than “cause,” “disability,” voluntary resignation or death, or (b) by Mr. Harris for “good reason”. If Mr. Harris’ employment is terminated for any of those reasons, then Viseon would still be obligated to make payments to Mr. Harris equal to a prorated amount of any bonuses earned, plus all accrued but unused vacation, sick and personal days, and all stock options granted to him would become fully vested. Viseon paid Mr. Harris approximately $72,700 in consideration for his agreement to modify the severance payments under the employment agreement. In addition, Viseon agreed to pay another $64,816.78 to Mr. Harris upon the earlier of (i) Viseon completing a “qualified financing” transaction, and (ii) the date on which his employment is terminated without “cause” or as a result of his death or disability. Viseon shall have no obligation to pay the additional amount to Mr. Harris if his employment is terminated for “cause” prior to the closing of a qualified financing.

On July 31, 2006, Brian R. Day and the Company agreed to modify the terms of Mr. Day’s existing employment agreement by reducing the severance amounts that are payable by Viseon following certain termination events. The terms of the employment agreement were revised such that Viseon is no longer required to pay twelve months of Mr. Day’s base salary upon a termination of his employment (a) by Viseon for any reason other than “cause,” “disability,” voluntary resignation or death, or (b) by Mr. Day for “good reason”. If Mr. Day’s employment is terminated for any of those reasons, then Viseon would still be obligated to make payments to Mr. Day equal to a prorated amount of any bonuses earned, plus all accrued but unused vacation, sick and personal days, and all stock options granted to him would become fully vested. Viseon paid Mr. Day approximately $75,000 in consideration for his agreement to modify the severance payments under the employment agreement. In addition, Viseon agreed to pay another $62,500.00 to Mr. Day upon the date on which his employment is terminated without “cause” or as a result of his death or disability. Viseon shall have no obligation to pay the additional amount to Mr. Day if his employment is terminated for “cause”.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of August 31, 2006, the number of shares of the Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting, investment and dispositive power over such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such group or person. The address for all directors and officers of the Company is Viseon, Inc., 17103 Preston Road, Suite 150N, Dallas, TX 75248.

Name and Address of	Beneficial Ownership
Beneficial Owner	Number		Percent

Brian Day	511,250	(1)	1.3%
Geoffrey Gerard	41,000	(2)	*
John Harris	1,350,000	(3)	3.4%
John O’Donnell	330,869	(4)	* %
Charles Rey	137,521	(5)	* %
All Current Executive Officers and Directors as a Group (5 persons)	2,370,640		5.8%
Digital Investors, LLC	1,909,024	(6)	4.7%
16901 N. Dallas Parkway,
Suite 230
Addison, TX 75001
Richard Craven	2,053,652	(7)	5.0%
5200 Wilson Road #200
Edina, MN 55424
Henry F. Harris, Sr.	4,605,225	(8)	10.7%
575 E. Evergreen Avenue
Wyndmoor, Pennsylvania 19038
Schottenfeld Qualified Associates, LP	3,623,503	(9)	9.9%
399 Park Avenue
New York, NY 10022
Albert B. Greco
16901 N. Dallas Parkway	1,458,783	(10)	3.7%
Suite 230
Addison, TX 75001
Kingdon Capital Management, LLC	2,992,258	(11)	8.8%
152 West 57th Street 50th Floor New York, NY 10019

*	Indicates ownership of less than 1%.
(1)	Includes 77,500 shares owned outright and 70,000 shares that may be acquired within 60 days upon the exercise of stock options.
(2)	Includes 26,000 shares owned outright and 5,000 shares that may be acquired within 60 days upon the exercise of stock options.
(3)	Includes 200,000 shares owned outright and 512,500 shares that may be acquired within 60 days upon the exercise of stock options.
(4)
Includes 30,000 shares owned outright, 20,869 shares owned indirectly through Avteq, Inc., 25,000 shares that may be acquired within 60 days upon the exercise of stick options and 250,000 shares owned indirectly through JOD Enterprises, LLC that may be purchased pursuant to warrants currently exercisable.

(5)	Includes 37,500 shares owned outright, 57,521 owned by Mr. Rey’s sons and 75,000 shares that may be acquired within 60 days upon the exercise of stock options.
(6)	Includes 1,057,360 shares owned outright and 851,664 shares that may be acquired within 60 days upon the exercise of stock warrants.
(7)	Includes 1,998,652 shares owned outright and 55,000 shares that may be acquired within 60 days upon the exercise of stock options.
(8)
Includes 2,605,225 shares owned outright or through trusts, 1,000,000 shares that may be acquired upon the conversion of the Company’s Series A Convertible Preferred Stock, which is currently convertible and 1,000,000 shares that may be purchased pursuant to warrants currently exercisable.

(9)
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

(10)
Includes 901,040 shares of Common Stock owned outright, 556,916 shares that may be acquired upon the exercise of warrants currently exercisable. In addition to his personal holdings, Mr. Greco, as the sole manager of Digital Investors, LLC, has sole dispositive authority over all shares of Common Stock and warrants owned by Digital Investors, LLC (see note 6).

(11)
Includes 1,971,258 shares owned outright, 2,000,000 shares that may be acquired upon the exercise of warrants currently exercisable and 2,000,000 shares that may be acquired upon the conversion of shares of the Company’s Series A Preferred Stock by M. Kingdon Offshore M.V., 219,200 shares owned outright, 225,000 shares that may be acquired upon the exercise of warrants currently exercisable and 225,000 shares that may be acquired upon the conversion of shares of the Company’s Series A Preferred Stock by Kingdon Partners, 134,200 shares owned outright, 125,000 shares that may be acquired upon the exercise of warrants currently exercisable and 125,000 shares that may be acquired upon the conversion of shares of the Company’s Series A Preferred Stock by Kingdon Family Partnership, LP and 668,300 shares owned outright, 650,000 shares that may be acquired upon the exercise of warrants currently exercisable and 650,000 shares that may be acquired upon the conversion of shares of the Company’s Series A Preferred Stock by Kingdon Associates. The terms of various convertible securities held by the various reporting persons limit the combined beneficial ownership of the reporting persons to 4.99%, subject to waiver of such limitation by the reporting persons upon sixty-five days notice to the Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,141,722	$0.60	313,278
Equity compensation plans not approved by security holders	231,000	$2.81	N/A
Total	7,372,722

The options granted under the equity compensation plan that was not approved by our shareholders was originally granted between 1997 and 1998. All of such options were issued with exercise prices ranging from $2.81 to $3.00, expire 10 years from the date of issuance and are fully vested.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. O'Donnell is the majority owner and controlling member of Comlink Technologies, LLC. From September 1, 2001 through June 30, 2003, Viseon purchased an aggregate of approximately $1.7 million in inventory from Comlink, consisting primarily of group videoconferencing equipment and related peripherals. The purchases were made in the ordinary course of Viseon's business. From September 1, 2002 through June 30, 2003, Viseon purchased approximately $366,000 in equipment and peripherals from Comlink. No purchases have been made since June 30, 2003. In December 2003, Viseon issued 20,869 shares of its Common Stock to Comlink in settlement of accounts payable of $23,997 related to the purchases. Comlink's 20,869 shares of Viseon Common Stock were registered for resale under Viseon's registration statement on Form SB-2/A, which was declared effective by the Securities and Exchange Commission on August 13, 2004.

PART IV.

ITEM 13. EXHIBITS.

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

10.33	Promissory Note between the Company and Active Management, L.L.C. dated May 31, 2003 (filed as Exhibit 10.48 to the Company’s 2003 10-KSB and incorporated herein by reference).
10.34	Form of Series A Convertible Preferred Stock and Warrants Purchase Agreement (filed as Exhibit 4.1 to the Company’s Form 8-K dated April 19, 2004 and incorporated herein by reference).
10.35	Form of Registration Rights Agreement (filed as Exhibit 4.2 to the Company’s Form 8-K dated April 19, 2004 and incorporated herein by reference).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm - Virchow, Krause & Company, LLP
31(a)	Certification from John Harris, President and Chief Executive Officer of the Registrant, pursuant to 1 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) (filed herewith).
31(b)	Certification from Brian R. Day, Chief Financial Officer of the Registrant, pursuant to 1 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a) (filed herewith).
32(a)	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32 (b)	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	The Company’s Year 2003 Consultant Compensation Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-102551) filed January 16, 2003.
99.2	The Company’s 1994 Stock Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-62573).

The Company’s 2005 Stock Plan (filed as Exhibit.)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Virchow, Krause & Company, LLP, Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ended June 30, 2006 and 2005. Virchow, Krause & Company, LLP has performed the following services and has been paid the following fees for those fiscal years.

Audit Fees

Virchow, Krause & Company, LLP was paid aggregate fees of $77,140 and $52,756 during the fiscal years ended June 30, 2006 and 2005, respectively for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the consolidated financial statements included in Company's quarterly reports on Form 10-QSB during those fiscal years.

Audit-Related Fees

Virchow, Krause & Company, LLP was paid aggregate fees of $12,650 and $17,550 during the fiscal years ended June 30, 2006 and June 30, 2005, respectively for services related to Form SB-2.

Tax Fees

Virchow, Krause & Company, LLP was paid aggregate fees of $8,945 and $11,700 during the fiscal years ended June 30, 2006 and 2005, respectively for professional services rendered for tax compliance, tax advice and tax planning.

Other Fees

Virchow, Krause & Company, LLP was paid no other fees during the fiscal years ended June 30, 2006 and 2005, respectively for other professional services.

The policy of the Company's audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934. 100% of the fees paid to Virchow Krause were pre-approved by the audit committee for the fiscal year ended June 30, 2006.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Virchow Krause. Furthermore, no work of Virchow Krause with respect to its services rendered to the Company was performed by anyone other than Virchow Krause.

VISEON, INC. AND SUBSIDIARIES

Dallas, Texas

June 30, 2006 and 2005

CONSOLIDATED FINANCIAL STATEMENTS

Including Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders, Audit Committee and Board of Directors
Viseon, Inc.

We have audited the accompanying consolidated balance sheets of Viseon, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viseon, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operating activities and requires additional working capital to support future operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP
Minneapolis, Minnesota
September 14, 2006

VISEON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005

ASSETS
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$1,887,585	$239,383
Accounts receivable, net of allowance for doubtful accounts of $0	0	16,541
Inventories	0	3,758
Prepaid expenses	87,537	379,291
Total Current Assets	1,975,122	638,973
PROPERTY AND EQUIPMENT, NET	122,765	26,428
INTANGIBLE ASSETS, NET	0	266,358
TOTAL ASSETS	$2,097,887	$931,579

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$446,583	1,230,041
Accrued expenses	413,090	336,287
Net liabilities of discontinued operations	204,976	723,475
Total Current Liabilities	1,064,649	2,289,803

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, $.01 par value per share 5,000,000 shares authorized Series A convertible preferred stock, 97 and 125 shares issued and outstanding (liquidation preference of $2,425,000 and $3,125,000)	1	1
Series B convertible preferred stock, 376 and 0 shares issued and outstanding (liquidation preference of $9,400,000 and $0)	4	0
Common stock, $.01 par value per share
100,000,000 shares authorized
36,715,081 and 32,849,070 issued and outstanding	367,151	328,491
Additional paid in capital	55,000,712	40,056,336
Accumulated deficit	(54,334,630)	(41,742,872)
Total Stockholders' Equity (Deficit)	1,033,238	(1,358,044)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,097,887	$931,759

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2006 and 2005

	2006	2005
NET SALES	$7,150	$239,660
COST OF GOODS SOLD	26,226	284,746
Gross Profit (Loss)	(19,076)	(45,086)
RESEARCH AND DEVELOPMENT	3,479,088	5,134,123
SELLING, GENERAL AND ADMINISTRATIVE	2,850,135	2,774,745
DEPRECIATION AND AMORTIZATION	378,056	41,136
Operating Loss	(6,726,355)	(7,995,090)
OTHER INCOME (EXPENSE)
Interest income	102,521	46,077
Interest expense	(117,500)	—
Other Income (Expense), net	(14,979)	46,077
LOSS FROM CONTINUING OPERATIONS	(6,741,334)	(7,949,013)
GAIN FROM DISCONTINUED OPERATIONS	108,640	6,107
NET LOSS	(6,632,694)	(7,942,906)
Preferred Stock Dividends	(5,763,264)	(550,034)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,395,958)	$(8,492,940)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.36)	$(0.29)
Gain from discontinued operations	$—	$—
Net loss attributable to common stockholders	$(0.35)	$(0.29)
Weighted average common shares outstanding:
Basic and diluted	35,089,272	29,122,280

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended June 30, 2006 and 2005

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Share	Amount	Shares	Amount	Capital	Deficit	Total

BALANCES, June 30, 2004	338	$3	24,682,907	$246,829	$37,732,562	$(33,249,932)	$4,729,462

Convert preferred stock to common stock	(213)	(2)	5,325,000	53,250	(53,248)		—
Convertible preferred stock issuance costs					(43,972)		(43,972)
Preferred stock dividends			587,689	5,877	629,351	(550,034)	85,194
Common stock issued for services rendered			284,807	2,848	327,604		330,452
Exercise of common stock options			45,000	450	33,050		33,500
Exercise of common stock warrants for cash			1,573,834	15,739	1,434,487		1,450,226
Exercise of common stock warrants (cashless)			349,833	3,498	(3,498)		—
Net loss						(7,942,906)	(7,942,906)
BALANCES, June 30, 2005	125	$1	$32,849,070	$328,491	$40,056,336	$(41,742,872)	$(1,358,044)

Convertible preferred stock and common stock warrants issued for cash	376	4			9,399,996		9,400,000
Convertible preferred stock issuance costs					(1,191,846)		(1,191,846)
Accretion of beneficial conversion option for convertible preferred stock					4,696,240	(4,696,240)
Convert preferred stock into common stock	(28)	—	700,000	7,000	(7,000)
Preferred stock dividends			1,983,433	19,834	902,174	(1,067,029)	(145,021)
Common stock issued for services rendered			470,674	4,707	369,068		373,775
Common stock warrants issued for services rendered					542,862	(195,794)	347,068
Exercise of common stock warrants for cash			450,000	4,500	235,500		240,000
Exercise of common stock warrants (cashless)			261,904	2,619	(2,619)
Net Loss						(6,632,694)	(6,632,694)
BALANCES, June 30, 2006	473	$5	$36,715,081	$367,151	$55,000,711	$(54,334,629)	$1,033,238

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(6,632,694)	$(7,942,906)
Adjustments to reconcile net loss to net
cash flows from operating activities:
Depreciation and amortization	378,056	41,136
Amortization of original issue discount	117,500	—
Compensation related to stock options	—	—
Compensation related to common stock warrants	—	—
Common stock issued for services rendered	38,122	330,450
Common stock warrants issued for services rendered	155,361	—
Loss on retirement of equipment	—	—
Gain from discontinued operations	(108,640)	(6,107)
Changes in operating assets and liabilities:
Accounts receivable, net	16,541	26,848
Inventories, net	3,758	10,842
Prepaid expenses	291,754	90,498
Accounts payable	(783,458)	816,368
Accrued expenses	(68,133)	181,596
Net cash flows used in operating activities	(6,591,833)	(6,451,275)

Cash flows from investing activities:
Purchases of property and equipment	(139,915)	(5,401)
Payments for intangible assets	(68,120)	(82,705)
Net cash flows from investing activities	(208,035)	(88,106)

Cash flows from financing activities:
Payments on short-term notes payable	(250,000)	—
Proceeds from short-term notes payable and warrants issued with note payable	250,000	—
Proceeds from exercise of common stock options	—	33,500
Proceeds from exercise of common stock warrants	—	1,450,226
Proceeds from sales of common stock warrants	240,000	—
Proceeds from issuance of convertible preferred stock and warrants	9,400,000	—
Payments of convertible preferred stock and warrants issuance costs	(1,191,846)	(26,863)
Dividends on convertible preferred stock	(84)	(3,492)
Net cash flows from financing activities	8,448,070	1,453,371

Change in cash and cash equivalents from discontinued operations	—	(14,000)

Increase in cash and cash equivalents	1,648,202	(5,100,010)
Cash and cash equivalents, beginning of year	239,383	5,339,393
Cash and cash equivalents, end of year	$1,887,581	$239,383

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

NOTE 1 - Description of Business

Viseon, Inc. (the “Company”), a Nevada corporation, was incorporated on December 21, 1993 and historically had been a developer of its own group videoconferencing systems sold primarily to corporate end users and OEM customers. On July 25, 1995, it completed its initial public offering of its common stock, par value $0.01 per share (the “Common Stock”).

In January 2003, the Company changed its focus from being a group videoconferencing systems manufacturer and reseller to a desktop and consumer broadband communications systems developer and reseller. The only measurable revenues that the Company is currently realizing are as a result of sales of the VisiFoneTM, the Company’s personal videophone which operates on broadband networks. Therefore, the Company has classified the net assets and operations related to the group videoconferencing business as discontinued operations in the accompanying consolidated financial statements.

The VisiFone products are low-cost broadband communication devices, which can be used by both consumers and businesses for audio and audio/ video calling over high speed internet connections. The VisiFone is a self-contained system that does not require a PC or any external equipment for its operation. It will utilize virtually any broadband connection and home or office network including high-speed Internet connections via DSL or cable modem.

The first generation of VisiFone was available to customers, primarily for testing, from 2003 through early 2005. It was available as an ITU Standard, H.323 compliant system which was compatible with most corporate video conferencing systems.

The second generation of VisiFone has been developed by the Company based on input from various broadband carriers and VoIP marketers. It is available as a Session-Initiation-Protocol (SIP) compliant device, and is compatible with most of the Voice over Internet Protocol (VoIP) telephony networks. Lab shipments to prospective customers began during the second quarter of fiscal 2006. This generation VisiFone can be used in corporate, government and educational applications and is priced such that it also has significant potential to be sold to residential consumers who have subscribed to broadband Internet access via cable modem or DSL.

NOTE 2 - Summary of Significant Accounting Policies

Liquidity and Going Concern Considerations

The accompanying financial statements are prepared assuming the Company will continue as a going concern. During the years ended June 30, 2006 and 2005, the Company incurred operating losses of $6,726,355 and $7,995,090, respectively. During the years ended June 30, 2006 and 2005, the Company used $6,591,833 and $6,451,275 in operating activities, respectively. As of June 30, 2006, the Company had an accumulated deficit of $54,334,630 and total shareholders’ equity of $1,033,238.

The Company plans to try to increase sales, improve operations and generate cash through 1) continued initiatives with IP/PBX manufacturers, consumer electronics manufacturers and other potential licensees of the product, 2) continued initiatives to gain acceptance of its product by broadband carriers for sale to their subscribers, 3) continued measures to minimize overhead, and 4) initiatives to monetize intellectual property rights. The Company believes that current cash funds and funds generated from operations will be sufficient to cover cash needs into the third quarter of fiscal 2007, although there can be no assurance in this regard. In the event sales or license revenues do not materialize at the expected rates or the Company does not achieve planned gross margins, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives or becoming profitable. The Company’s ability to continue as a going concern is dependent on it achieving profitability and generating cash flow to fund operations.

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

Principles of Consolidation

The consolidated financial statements include the accounts of Viseon, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers investments in highly liquid debt securities having an initial maturity of three months or less to be cash equivalents. The Company maintains its cash in high quality financial institutions. The balances may exceed federally insured limits.

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of $0 at June 30, 2006 and 2005.

Inventories

Inventories at June 30, 2006 and 2005 were $0 and $3,758. At June 30, 2005, inventory consisted of finished goods consisting principally of videophones and related peripherals. Inventories are stated at the lower of cost (first-in, first-out method) or market.

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

In May 2003, the Company entered into an agreement with a supplier pursuant to which the earlier-generation VisiFone was manufactured under private label for the Company. In most instances, the Company assumed the risks and rewards of ownership of the inventory purchased from the supplier and, accordingly, recorded revenue on a gross basis. In some cases, the Company did not purchase the inventory from the supplier and did not assume the

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

risks and rewards of ownership and recorded revenue on a net basis. Substantially all revenues in fiscal 2005 were from sales of the VisiFone purchased from this supplier.

Shipping and Handling Costs

In accordance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company is including shipping and handling revenues in sales and shipping and handling costs in cost of goods sold.

Research and Development Costs

Research and development costs are charged to operations when incurred.

Advertising Costs

All costs related to advertising the Company's products are expensed in the period incurred. Advertising expense for the years ended June 30, 2006 and 2005 was $92,181 and $183,205.

Impairment of Intangible and Long-Lived Assets

Since goodwill and other intangible assets with indefinite lives are no longer required to be amortized under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews its goodwill and these intangible assets for possible impairment on an annual basis, or whenever specific events warrant. Events that may create an impairment review include, but are not limited to: significant and sustained decline in the Company’s stock price or market capitalization, significant underperformance of operating units and significant changes in market conditions and trends. Viseon uses a two-step process and a discounted cash flow model to evaluate its assets for impairment. If the carrying amount of the goodwill or asset exceeds its implied fair value, an impairment loss is recognized in an amount equal to the excess during that fiscal period. Intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives and are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In accordance with SFAS No. 144, Viseon reviews and evaluates its intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the fair value of those assets, the excess is recorded as an impairment in that fiscal period.

Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period. Dilutive common equivalent shares have not been included in the computation of diluted loss per share because their inclusion would be antidilutive. Antidilutive common equivalent shares issuable based on future exercise of stock options or warrants could potentially dilute basic and diluted loss per share in subsequent years. All outstanding options and warrants totaling 34,673,988 and 18,913,022 at June 30, 2006 and 2005 respectively, were antidilutive.

In calculating the loss per share from continuing operations and the net loss per share attributable to common stockholders for fiscal years 2005 and 2006, income available to common stockholders is computed by deducting the dividends declared in the respective years on the Series A and Series B Convertible Preferred Stock (including the accretion of the beneficial conversion option from the Series B Convertible Preferred Stock in 2006 totaling $4,696,240) from income from continuing operations and also from net income.

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company's common stock at the grant date over the amount the

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

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

	2006	2005
Loss attributable to common stockholders
As reported	$(12,395,958)	$(8,492,940)
Pro forma	$(13,424,160)	$(8,937,689)
Basic and diluted loss per share:
As reported	$(0.35)	$(0.29)
Pro forma	$(0.38)	$(0.31)
Stock based compensation:
As reported	$—	$—
Pro forma	$1,028,202	$444,749

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006 and 2005: risk-free interest rates of 4.5% and 4.1%, expected option lives of 10 years and 10 years, expected volatility of 117.95% and 42.17% and expected dividend yield of 0% and 0%.

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

Recent Accounting Pronouncements

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

June 15, 2005. SFAS No. 151 shall be applied prospectively. Adoption of SFAS No. 151 did not have a material effect on the Company’s financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 shall be applied prospectively. Adoption of SFAS No. 153 did not have a material effect on the Company’s financial statements.

In December 2004, the Financial Accounting Standard Board issued SFAS No. 123R “Share-Based Payment,” which supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and SFAS No. 123, “Accounting for Stock-Based Compensation.” This pronouncement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires share-based compensation to employees, including employee stock options and similar awards, to be measured at their fair value on the awards’ grant date using either the Black-Scholes or a binomial option-pricing model. The value of the awards is recognized as compensation expense on the statement of operations over the vesting period of the awards. Viseon currently does not expense its share-based compensation based upon the fair value method, but discloses the effect of these items as required by SFAS No. 123 and SFAS No. 148 (see “Stock Based Compensation” above and Note 10). Beginning with the quarterly period that begins after July 1, 2006, the Company will be required to expense the fair value of employee stock options and similar awards. The Company has elected to utilize the “modified prospective” transitional method in accounting for share-based employee payment transactions. The “modified prospective” method requires compensation cost to be recognized beginning with the effective date 1) according to FAS 123R for all share-based payments granted after the effective date and 2) according to FAS123 for all awards granted to employees prior to the effective date of FAS 123R that were unvested on the effective date. Based on current stock options granted, management will continue using the Black-Scholes model to estimate the fair value of its options and anticipates it will incur compensation expense of approximately $165,000 during fiscal year 2007 upon adoption of this standard.

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS No. 154 has not had a material effect on the Company’s financial statements.

NOTE 3 - Prepaid Expenses

Prepaid expenses consisted of the following at June 30:

Prepaid Expenses	2006	2005

Prepaid Insurance	$50,813	$59,994
Vendor Deposits	—	250,000
Other	36,724	69,297
Prepaid Expenses	$87,537	$379,291

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

NOTE 4 - Property and Equipment, Net

Property and equipment consisted of the following at June 30:

Property and Equipment	2006	2005

Furniture, equipment and software	$188,642	$48,727
Less: accumulated depreciation and amortization	(65,877)	(22,299)
Property and Equipment, net	$122,765	$26,428

Depreciation and amortization expense was $43,578 and $14,633 for the years ended June 30, 2006 and 2005.

NOTE 5 - Intangible Assets/Asset Impairment

Intangible assets consisted of the following at June 30:

	2006	2005

Patents	$410,424	$342,304
Less: accumulated amortization	(410,424)	(75,946)
Intangible assets, net	$0	$266,358

During fiscal years 2005 and 2006, the Company faced declining revenues related to its first generation VisiFone and had yet to recognize any meaningful revenues from its second generation VisiFone. Additionally, management learned during fiscal 2006 that while indicators of demand existed for the VisiFone, issues regarding the length of the sales cycle, integration with Carrier VoIP networks and price sensitivity were preventing the VisiFone from achieving the market acceptance and resulting revenue that management had originally anticipated. Historically, the Company had relied on forecasts of future cash flows to support the value of its patents. However, the Company has not been able to attain its forecasted amounts. Based upon these factors, the Company believes that the value of its patents is impaired.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Viseon evaluated the recoverability of its long-lived assets, including its patents. Based on the projected negative short term cash flows related to the VisiFone, Viseon elected to expense the remaining unamortized balance of its patents aggregating $303,834. The amortization expense, including the impairment loss of $334,478 for the year was recorded as part of continuing operations on the Consolidated Statement of Operations.

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

NOTE 6 - Accrued Expenses

Accrued expenses consisted of the following at June 30:

	2006	2005

Accrued preferred dividends	$197,085	$52,148
Deferred revenue	—	—
Accrued compensation and vacation	55,706	38,792
Accrued late registration fee	76,625	101,625
Accrued legal fees	15,478	87,768
Other accrued liabilities	68,196	55,954
Accrued Expenses	$413,090	$336,287

NOTE 7 - Debt

On August 9, 2005 the Company issued a Promissory Note in the amount of $250,000 to a lender. The Note carried interest at 8% per annum and was due at the earlier of the closing and funding of the Series B Convertible Preferred Stock offering or October 8, 2005. As additional consideration, the Company issued a five year warrant to the lender to purchase 250,000 shares of its Common Stock at a price of $1.26 per share. The loan was repaid upon the closing and funding of the Series B Convertible Preferred Stock offering and the entire amount of the original issue discount was charged to interest expense as a result.

NOTE 8 - Commitments and Contingencies

Operating Leases

The Company leases office space under a noncancelable operating lease with an original term of two years expiring in July, 2008.

Future minimum rental payments due under the noncancelable operating lease is as follows for the fiscal years ending June 30:

2007	$58,199
2008	60,360
2009	5,045
Total	$123,604

Total rent expense was $36,077 and $101,484 for the years ended June 30, 2006 and 2005.

Manufacturing Agreement

On August 28, 1996, the Company entered into a manufacturing agreement with a third party custom manufacturer (Manufacturer). Pursuant to this agreement, the Manufacturer agreed to produce the Company's group videoconferencing products and warranted that all products would be free from defects in material and workmanship

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

for twelve months from the date the Company ships to the customer or fifteen months from the date the Manufacturer ships to the Company, whichever comes first.

As of June 30, 2003, both parties agreed that the Company would no longer place orders for the group videoconferencing product line from the Manufacturer. The agreement has been terminated. On September 30, 2005, the Company entered into a settlement agreement with the Manufacturer in order to settle the dispute regarding amounts alleged to be owed to the Manufacturer by the Company. The terms of the settlement included the Company’s agreement to issue 350,000 shares of common stock and a four year warrant to purchase 600,000 shares at $1.26 per share to the order of the Manufacturer in full and final settlement of the disputed debt. As a result of the settlement, the Company recognized a gain from discontinued operations of $108,640.

Distributor and Dealer Agreements

In May 2003, the Company entered into an agreement with a supplier pursuant to which the supplier manufactured and private labeled the earlier-generation VisiFone for the Company. In most instances, the Company assumed the risks and rewards of ownership of the inventory purchased from the supplier and, accordingly, recorded revenue on a gross basis. Substantially all revenues in fiscal 2005 were from sales of the VisiFone purchased from this supplier.

Major Customers and Concentration of Credit Risk

Sales to one customer represented 100% of net sales for the year ended June 30, 2006 with no accounts receivable from this customer at June 30, 2006. Sales to one customer represented approximately 65% of net sales and sales to a different customer represented approximated 27% of net sales for the year ended June 30, 2005 with no accounts receivable from either customer at June 30, 2005.

Legal Proceedings

The Company is involved in legal actions in the ordinary course of its business.

NOTE 9 - Income Taxes

The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. The Company has incurred cumulative net operating losses for both financial statement and income tax reporting purposes. At June 30, 2006, the Company had Federal and State net operating loss carryforwards of approximately $45,200,000 and research and development credit carryforwards of approximately $345,400. If not used, these carryforwards will begin to expire in 2010. During 1996, a change in ownership occurred pursuant to Section 382 of the Internal Revenue Code that limits the use of loss carryforwards in any one year. Subsequent ownership changes may further limit the use of these net operating loss carryforwards.

	2006	2005
Deferred income tax assets:
Net operating loss carryforwards	$17,971,700	$15,230,900
Asset valuation reserves and other	102,300	304,900
Research and development credit carryforwards	345,400	291,900
	18,419,400	15,827,700
Less: valuation allowance	(18,419,400)	(15,827,700)
Deferred income tax liabilities:
Depreciation and amortization	—	—
Net deferred income tax assets	$—	$—

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits. The change in the valuation allowance was $2,538,100 and $4,172,800 for the years ended June 30, 2006 and 2005.

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended June 30:

	2006	2005
Federal statutory tax rate benefits	(35.0)%	(35.0)%
State tax, net of federal benefit	(5.0)%	(5.0)%
Change in valuation allowance	40.0%	40.0%
Effective tax rate	—%	—%

NOTE 10 - Stockholders' Equity (Deficit)

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

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

Series B Convertible Preferred Stock with Warrants

In August, 2005, the Company completed the private placement of an aggregate 376 shares of Series B Convertible Preferred Stock, $0.01 par value (“Series B Preferred”), and five year common stock purchase warrants (“Series B Warrants”) exercisable for an aggregate 9,400,000 shares of Common Stock. The sale of the preferred stock units was made pursuant to a series of Securities Purchase Agreements that were entered into between the Company and certain accredited investors on or about August 22, 2005. The Company issued 376 units in the offering at a purchase price equal to $25,000 per unit, resulting in gross proceeds of $9,400,000 prior to offering expenses.

Each share of Series B Preferred is convertible, at the initial conversion price of $1.00, into 25,000 shares of Common Stock, subject to adjustment under certain conditions. Holders of the Series B Preferred are entitled to dividends at the rate of 10% per annum payable quarterly in either cash or, at the Company’s option, registered shares of Common Stock valued at fair market value. Shares of Series B Preferred Stock are convertible into shares of Common Stock at the holders' option at any time and will automatically convert to shares of Common Stock if certain trading volume and a closing price target on the Company’s Common Stock are met after February 16, 2006. In addition, shares of the Series B Preferred participate on an as-if converted basis in any dividends paid on Common Stock. Holders of shares of Series B Preferred are entitled to voting rights together with the Common Stock, on an as-if converted basis.

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

The shares of Common Stock underlying the Series B Preferred and related warrants are currently subject to an effective registration statement on Form SB-2 under the Securities Act of 1933, as amended. The Company has agreed to cause this registration statement to continuously remain effective until the earlier of (i) the sale pursuant to a registration statement of all of the Common Stock receivable as dividends or upon conversion or exercise of all of the Series B Preferred and the Series B Warrants, or (ii) August 21, 2012. If the Company fails to maintain a continuously effective registration statement, the Company will be subject to liability to certain holders of shares of Series B Preferred in the form of liquidated damages totaling as high as $282,000 per month. Liquidated damages are payable only to the then current holders of issued and outstanding shares of Series B Preferred (or Common Stock received by such holders upon the conversion of such Series B Preferred) at the time of the occurrence giving rise to the Company’s obligation to pay such liquidated damages and shall be payable thereon until such time as, with respect to any such share, the Company is not required to (i) file a registration statement or (ii) cause an effective registration statement to remain continuously effective.

In connection with the offering, the Company issued its placement agent a warrant to purchase 282,000 shares of Common Stock at an exercise price of $1.15 per share with a term of five years from the date of issuance (the "Series B-AGENT Warrants") and paid it a placement fee equal to $658,000, plus the reimbursement of certain expenses. The exercise price of the Series B-AGENT Warrants is subject to adjustment for the issuance of Common Stock in consideration of an amount less than the then effective exercise price.

The Series B Warrants and Series B-Agent Warrants each contain provisions allowing the Company to repurchase the warrants from the holders upon 15 days notice at $0.10 per warrant share if certain trading volume and closing price targets on its Common Stock are met. The closing price targets are $3.00 per share and the trading volume target is an average of 100,000 shares per day over a consecutive 20-day period during which the applicable closing price target has been met or exceeded.

Consultant Compensation Plan

During fiscal 2003, the Board of Directors reserved 5,000,000 shares of common stock for a consultant compensation plan. Consultants may be issued or sold shares of common stock for services.

During fiscal 2006 and 2005, the Company issued 120,674 and 284,807 shares of common stock for consulting services. At June 30, 2006, there were 2,075,764 shares available for issuance.

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

Stock Warrants

As of June 30, 2006, warrants to purchase a total of 27,301,266 shares of common stock were outstanding at exercise prices ranging from $0.25 to $1.65 per share and expiring through June 2014.

		Weighted
		Average
		Exercise
		Price per
	Warrants	Share
Outstanding at June 30, 2004	19,295,159	$0.86
Granted	—	—
Exercised	(2,109,054)	0.30
Canceled	(333,333)	0.60

Outstanding at June 30, 2005	16,852,772	0.88
Granted	11,326,827	1.16
Exercised	(783,333)	0.43
Canceled	(95,000)	0.70
Outstanding at June 30, 2006	27,301,266	$1.00

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

At June 30, 2006, 60,000 shares remained available for grant under 1994 Stock Plan, and 253,278 shares remained available for grant under 2005 Stock Plan. Options issued become exercisable over varying periods as provided in the individual plan agreements and have a term of five or ten years.

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

A summary of changes in common stock options during the years ended June 30, 2006 and 2005 is as follows:

		Weighted
		Average
		Exercise
		Price per
	Options	Share

Outstanding at June 30, 2004	1,184,250	$1.23
Granted	730,000	1.18
Exercised	(45,000)	0.74
Canceled or Expired	(40,000)	6.25

Outstanding at June 30, 2005	1,829,250	1.12
Granted	8,512,472	0.58
Exercised	—	—
Canceled or Expired	(3,200,000)	1.00

Outstanding at June 30, 2006	7,141,722	$0.53
Exercisable at June 30, 2006	4,188,160	$0.80
Exercisable at June 30, 2005	1,462,583	$1.12

As of June 30, 2006, the Company has granted 231,000 options outside the Plans with a weighted average exercise price of $2.81 and a weighted average remaining contractual life of 1.0 years. During fiscal year 2005, 110,000 options with a weighted average exercise price of $8.00 per share expired and no options outside the Plans were exercised. No options were issued outside the Plans in fiscal 2006 or 2005.

The following table summarizes information about stock options outstanding as of June 30, 2006, including those issued outside the Plans:

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.22-0.52	5,100,472	9.94	$0.32	2,025,495	$0.32
$0.58-0.75	645,000	6.59	0.66	626,250	0.66
$1.00-1.50	1,147,500	7.48	1.08	1,056,665	1.08
$1.62-2.19	220,000	6.45	1.83	220,000	1.83
$2.81-3.00	259,750	1.11	2.83	259,750	2.83
$0.22-3.00	7,372,722	8.85	$0.60	4,188,160	$0.80

The weighted average fair values of options granted in 2006 and 2005 were as follows:

Fiscal 2006 grants	$0.34
Fiscal 2005 grants	$0.80

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

NOTE 11 - Retirement Savings Plan

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of section 401(K) of the Internal Revenue Code, which covers employees meeting certain eligibility requirements. Profit sharing contributions by the Company are completely discretionary. The Company made no contributions during the years ended June 30, 2006 and 2005.

NOTE 12 - Supplemental Disclosure of Cash Flow Information

Supplemental cash flow information:	2006	2005
Cash paid for interest, net of original issue discount	$—	$—

Noncash investing and financing activities:
Common stock issued for accounts payable	$304,500	—
Accounts Payable converted to common stock warrants	105,360	—

Accrued preferred stock dividends converted to common stock	$791,415	$409,187
Common stock issued for preferred stock dividends	$315,831	$149,841
Conversion of preferred stock to common stock	$7,000	$48,250
Cashless exercise of warrants	$2,619	$3,498
Accretion of Beneficial Conversion Option	$4,696,240	—

NOTE 13 - Discontinued Operations

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

The only significant operating activities of the discontinued operations for the year ended June 30, 2005 was the settlement of certain liabilities in amounts less than the Company had accrued, resulting in a gain of $6,017. The settlement of certain liabilities resulted in a gain of $108,640 for the year ended June 30, 2006. The only significant assets and liabilities of the discontinued operations at June 30, 2006 and 2005 consisted of certain accounts payable in the amount of $204,976 and $743,582.

VISEON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005

NOTE 14 - Subsequent Events

On August 25, 2006, Viseon accepted the resignation of Sean Belanger from its Board of Directors and as the President and Chief Executive Officer of Viseon.

In connection with Mr. Belanger’s resignation, he and Viseon entered into the Separation Agreement, in order to provide for the termination of his employment agreement and his compensation under that agreement, which was made effective as of July 31, 2006, and to set forth the parties’ agreement with respect to the termination of his employment. The Separation Agreement includes a release by Mr. Belanger of claims that he may have against Viseon in connection with his employment and under the terms of his employment agreement. The parties also agreed in the Separation Agreement that Mr. Belanger would provide certain advisory and consulting services to Viseon for a period of up to one year after July 31, 2006, which is the effective date for the termination of his employment agreement. As consideration for Mr. Belanger’s release, consulting services and other commitments under the Separation Agreement, Viseon agreed to pay him $300,000 in twenty-four installments during the twelve month period beginning July 31, 2006, with the first four months of payments, in the amount of $100,000 (less any salary paid to him in August 2006), being paid in a lump sum within two business days after the parties signed the Separation Agreement. In addition, Viseon caused the 2,861,472 options granted to Mr. Belanger in May 2006, which have an exercise price of $0.32 per share, to be fully vested immediately. Per the terms of the underlying Stock Option Agreements, 2,500,722 of the vested options must be exercised on or before the date which is 90 days following the termination date and the remaining 360,750 of the vested options must be exercised on or before the date which is three years following the termination date. Mr. Belanger’s options will continue to be subject to the remaining terms of the relevant option agreements and company stock option plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irving, State of Texas on September 28, 2006.

VISEON, INC.

By:	/s/ JOHN C. HARRIS

Name: John C. Harris Title: Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ BRIAN R. DAY

Name: Brian R. Day Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN C. HARRIS	Director; Chief Executive Officer and President;	September 28, 2006
John C. Harris	(Principal Executive Officer)

/s/ BRIAN DAY	Chief Financial Officer	September 28, 2006
Brian Day	(Principal Financial Officer and Principal Accounting Officer)

/s/ GEOFFREY GERARD	Director	September 28, 2006
Geoffrey Gerard

/s/ JOHN O’DONNELL	Director	September 28, 2006
John O’Donnell

/s/ CHARLES REY	Director	September 28, 2006
Charles Rey