Form 10QSB
period 2006-09-30
VISEON INC
filed 2006-11-14
CIK 936130

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Commission File Number 000-27106

VISEON, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	41-1767211
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17103 Preston Rd., Suite 150, Dallas, Texas 75248
(Address of principal executive offices)

(972) 220-1500
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The Company had 38,430,385 shares of Common Stock, $ 0.01 par value per share, outstanding as of October 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets - September 30, 2006 (unaudited) and
June 30, 2006 (audited)	3
Consolidated Statements of Operations (unaudited) - Three months ended
September 30, 2006 and 2005	4
Consolidated Statements of Cash Flows (unaudited) - Three months ended
September 30, 2006 and 2005	5
Notes to Unaudited Consolidated Financial Statements	7

Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VISEON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	June 30,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$753,981	$1,887,585
Prepaid expenses	77,159	87,537
Total Current Assets	831,140	1,975,122
PROPERTY AND EQUIPMENT, NET	122,223	122,765
TOTAL ASSETS	$953,363	$2,097,887

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$413,649	$446,583
Accrued expenses	641,407	413,090
Net liabilities of discontinued operations	197,828	204,976
Total Current Liabilities	1,252,884	1,064,649
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, $.01 par value per share 5,000,000 shares authorized
Series A convertible preferred stock, 95 and 97 shares
issued and outstanding (liquidation preference of $2,375,000 and $2,425,000)	1	1
Series B convertible preferred stock, 376 shares
issued and outstanding (liquidation preference of $9,400,000	4	4
Common stock, $.01 par value per share
100,000,000 shares authorized,
38,430,385 and 36,715,081 issued and outstanding	384,304	367,151
Additional paid-in capital	55,258,208	55,000,712
Accumulated deficit	(55,942,038)	(54,334,630)
Total Stockholders' Equity (Deficit)	(299,521)	1,033,238

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$953,363	$2,097,887
See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
NET SALES	$-	$-
COST OF GOODS SOLD	-	-
Gross Profit (Loss)	-	-
RESEARCH AND DEVELOPMENT	325,358	997,828
SELLING, GENERAL AND ADMINISTRATIVE	995,851	842,953
Operating Loss	(1,321,209)	(1,840,781)
OTHER INCOME (EXPENSE)
Interest income	9,461	17,966
Interest expense	(1,493)	(117,500)

Other Income (Expense), net	7,968	(99,534)
LOSS FROM CONTINUING OPERATIONS	(1,313,241)	(1,940,315)
GAIN FROM DISCONTINUED OPERATIONS	347	108,640
NET LOSS	(1,312,894)	(1,831,675)
Preferred Stock Dividends	(294,514)	(4,875,322)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,607,408)	$(6,706,997)
Basic and diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.20)
Gain from discontinued operations	$0.00	$0.00
Net loss attributable to common stockholders	$(0.04)	$(0.20)
Weighted average common shares outstanding:
Basic and diluted	37,848,978	33,445,691
See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,312,894)	$(1,831,675)
Adjustments to reconcile net loss to net
cash flows from operating activities:
Depreciation and amortization	15,215	10,399
Amortization of original issue discount	-	117,500
Compensation related to stock options	56,156
Common stock issued for services rendered	2,500	20,000
Common stock warrants issued for services rendered	-	124,207
Gain from discontinued operations	(347)	(108,640)
Changes in operating assets and liabilities:
Accounts receivable, net	-	13,222
Inventories, net	-	(85,760)
Prepaid expenses	10,378	30,119
Accounts payable	(39,735)	(504,771)
Accrued expenses	(154,151)	(126,621)
Net cash flows used in operating activities	(1,114,576)	(2,342,020)
Cash flows from investing activities:
Purchases of property and equipment	(14,673)	(3,594)
Payments for intangible assets	-	(66,520)
Net cash flows used in investing activities	(14,673)	(70,114)
Cash flows from financing activities:
Payments on short-term notes payable	-	(250,000)
Proceeds from short-term notes payable	-	250,000
Proceeds from exercise of common stock warrants	-	240,000
Proceeds from issuance of convertible preferred stock and warrants	-	9,400,000
Payments of convertible preferred stock and warrant issuance costs	-	(1,160,749)
Dividends on convertible preferred stock	(4,355)	-
Net cash flows from financing activities	(4,355)	8,479,251
Change in cash and cash equivalents from discontinued operations	-	-
Increase (decrease) in cash and cash equivalents	(1,133,604)	6,067,117
Cash and cash equivalents, beginning of period	1,887,585	239,383
Cash and cash equivalents, end of period	$753,981	$6,306,500

	Three Months Ended September 30, 2006 (Unaudited)	Three Months Ended September 30, 2005 (Unaudited)

Supplemental cash flow information:

Cash paid for interest	$-	$-
Noncash investing and financing activities:
Net liabilities of discontinued operations converted into common stock and warrants	-	409,860
Accrued preferred stock dividends converted to common stock	122,919	52,083
Common stock issued for preferred stock dividends	92,937	30,999
Conversion of preferred stock to common stock	500	3,500
Cashless exercise of warrants	-	2,619
Warrants issued to induce exercise of warrants	-	195,795
Accretion of beneficial conversion option	-	4,696,240

VISEON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005

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

The report of our independent registered public accounting firm for the year ended June 30, 2006, includes an explanatory paragraph stating that our losses from operations and our accumulated deficit of $54,334,630 raise substantial doubt about our ability to continue as a going concern. Such an opinion by our independent registered public accounting firm may impact our relationships with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. Any such impact could have a material adverse effect on our business, operating results and financial condition. No assurances can be given that the issues that led our independent registered public accounting firm to this conclusion will be addressed or that our business will continue to operate as a going concern. Readers are referred to the caption “Risk Factors” appearing at the end of Item 1 of our latest Annual Report on Form 10-KSB for additional factors that may affect our business and prospects.

We have a history of operating losses since our inception and have not achieved profitability. As of September 30, 2006, we had an accumulated deficit of $55,942,038. We expect our operating losses to continue for the foreseeable future. The amount of any such loss will depend in part on any future product launch, our ability to achieve and maintain a sufficient level of growth in sales of our products and services and the rate of increase or decrease in our expenses. Several factors, including our inability to secure a license/OEM agreement with a retail partner, lack of consumer acceptance, retailer arrangements, competitive factors and our ability to successfully develop and market our products, make it impossible to predict when or if we will generate significant revenues or become profitable. Consequently, we may never generate revenues sufficient to achieve profitability and, even if we do, we may not sustain or increase profitability on a quarterly or annual basis at any time thereafter. Our ability to continue in business could be jeopardized if we are not able to realize a positive cash flow and achieve profitability or if we are not able to obtain financing on satisfactory terms as may be necessary in the future.

2. BASIS OF PRESENTATION:

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with our June 30, 2006 consolidated financial statements and related footnotes included in our most recent Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of Viseon, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements reflect all adjustments of a normal recurring nature necessary to fairly present the results of operations and financial position of the Company for the interim periods. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

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

Loss Per Common Share. Basic loss attributable to common stockholders per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the reporting period. Diluted loss attributable to common stockholders per common share is computed by dividing the loss by the sum of the weighted average number of common shares outstanding plus the number of common share equivalents that represent all additional shares of our Common Stock that would have been outstanding if all potentially dilutive securities (primarily stock options, stock warrants and convertible debt) had been exercised. All options, warrants and convertible preferred stock outstanding during the three months ended September 30, 2006 and 2005 were anti-dilutive to our loss per share, so basic loss and diluted loss are the same for those periods.

Stock Based Compensation. Prior to July 1, 2006, the Company accounted for stock option awards granted under the Company’s employee stock option plan in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based employee compensation expense was not recognized in the Company’s consolidated statements of operations prior to July 1, 2006 as all stock option awards granted had an exercise price equal to or greater than the market value of the Common Stock on the date of the grant (other than for certain option modifications and options granted with exercise prices below the fair market value at the grant date). As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings per share as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to Consolidated Financial Statements. Stock-based compensation related to non-employees and modifications of options granted were accounted for based on the fair value of the related stock or options in accordance with SFAS 123 and its interpretations.

Effective July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. See Note 4 for further detail on the impact of SFAS 123(R) to the Company’s condensed consolidated financial statements.

4. RECENT ACCOUNTING PRONOUNCEMENTS:

Adoption of SFAS 123(R)

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments granted beginning July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly period ended September 30, 2006 of $56,156 to income from continuing operations and income before income taxes, all of which was recorded to operating expenses. This expense did not reduce basic and diluted earnings per share for the quarter. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending September 30, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2006 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the statement of cash flow for the quarterly period ended September 30, 2006.

Pro-Forma Stock Compensation Expense for the Quarterly Period Ended September 30, 2005

For the quarterly period ended September 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the quarterly period ended September 30, 2005 had an exercise price equal to the closing market price of the underlying Common Stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

Three Months ended September 30, 2005
Net Loss Attributable to Common Stockholders	$(6,706,997)
Deduct: Stock-based employee compensation expense, determined under fair value method for all awards	(343,035)
Net Loss Attributable to Common Stockholders	(7,050,032)
Loss per share - basic and diluted , as reported	$0.20
Loss per share - Basic and diluted, pro-forma	$0.21

In determining the compensation cost of options granted during the quarterly period ended September 30, 2005, as specified by SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. During the subsequent period, the Company noted an error in its expected volatility calculations. The revised pro forma assumptions for the quarterly period ended September 30, 2006 are displayed below. The pro forma results of the corrected volatility calculation are displayed in the table above. The impact of the corrected volatility calculation on results for periods ended prior to June 30, 2006 are immaterial. The volatility percentage and the weighted average assumptions used in these calculations are summarized as follows:

	For the three months ended September 30,
	2006	2005

Risk-free interest rate	4.80%	4.00%
Expected life of options granted	8.6 years	8.6 years
Expected volatility	128.35%	111.98%
Expected dividend yield	0%	0%

Stock Options as of the Quarterly Period Ended September 30, 2006

The following table summarizes stock options outstanding and changes during the quarterly period ended September 30, 2006:

		Weighted
		Average
		Exercise
		Price per
	Options	Share

Outstanding at June 30, 2006	7,141,722	0.53
Granted	0	0.00
Exercised	0	0.00
Canceled or Expired	(190,000)	0.91
Outstanding at September 30, 2006	6,951,722	$0.52
Exercisable at September 30, 2006	4,191,613	$0.78

As of September 30, 2006, the Company had granted 231,000 options outside its stock incentive plans with a weighted average exercise price of $2.81 and a weighted average remaining contractual life of 1.0 years.

The following table summarizes information about stock options outstanding as of September 30, 2006, including those issued outside the Company’s stock incentive plans:

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.22-0.52	5,040,472	9.92	$0.32	2,103,113	$0.32
$0.58-0.75	645,000	5.78	0.66	626,250	0.66
$1.00-1.50	1,017,500	7.22	1.07	982,500	1.07
$1.62-2.19	220,000	6.09	1.83	220,000	1.83
$2.81-3.00	259,750	1.11	2.83	259,750	2.83
$0.22-3.00	7,182,722	8.73	$0.59	4,191,613	$0.78

5. CONVERTIBLE PREFERRED STOCK AND WARRANTS:

Series A Convertible Preferred Stock with Warrants. In the months of March and April 2004, we sold, in private placement transactions, a total of 338 shares of Series A Convertible Preferred Stock, $0.01 par value (“Series A Preferred”), in prepackaged units that included one Series A-1 Warrant and one Series A-2 Warrant for each share of Series A Preferred (collectively referred to as the "Series A Securities"). The private placement of the Series A Securities resulted in gross proceeds to us of $8,450,000, prior to offering expenses. In total, holders of the 338 shares of Series A Preferred were granted the right to acquire 16,900,000 shares of our Common Stock (8,450,000 shares of Common Stock upon conversion and 8,450,000 shares upon exercise of the related warrants).

Each share of Series A Preferred is convertible, at the initial conversion price of $1.00, into 25,000 shares of Common Stock, subject to adjustment under certain conditions. Holders of the Series A Preferred are entitled to dividends at the rate of 10% per annum payable quarterly in either cash or, at our option, registered shares of Common Stock valued at fair market value. Shares of Series A Preferred are convertible into shares of Common Stock at the holders' option at any time and will automatically convert to shares of Common Stock if certain trading volume and closing price targets on our Common Stock are met. The closing price target is $3.00 per share and the trading volume target is an average of 125,000 shares per day over a consecutive 20-day period during which the applicable closing price target has been met or exceeded. In addition, shares of the Series A Preferred participate on an as-if converted basis in any dividends paid on Common Stock. Holders of shares of Series A Preferred are entitled to voting rights together with the Common Stock, on an as-if converted basis.

The conversion price of the Series A Preferred is subject to appropriate adjustment in the event of stock splits, stock dividends, reverse stock splits, capital reorganizations, recapitalizations, reclassifications and similar occurrences as well as the issuance of Common Stock in consideration of an amount less than the then-effective conversion price.

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

The shares of Common Stock underlying the Series A Securities are currently subject to an effective registration statement under the Securities Act of 1933 (the “Securities Act”). We have agreed to cause this registration statement to continuously remain effective until all such Common Stock may be sold without regard to an effective registration statement. If we fail to maintain a continuously effective registration statement, we will be subject to liability to certain holders of shares of Series A Preferred in the form of liquidated damages totaling as high as $253,500 per month. Liquidated damages are payable only to the then current holders of issued and outstanding shares of Series A Preferred (or Common Stock received by such holders upon the conversion of such Series A Preferred) at the time of the occurrence giving rise to our obligation to pay such liquidated damages and shall be payable thereon until such time as, with respect to any such share, we are not required to (i) file a registration statement or (ii) cause an effective registration statement to remain continuously effective.

In connection with the offering of the Series A Securities, our placement agent received an aggregate placement fee of $845,000 and warrants to purchase 1,267,500 shares of Common Stock at a purchase price of $1.00 per share for a term of five years from the date of issuance (the "Series A-1-AGENT Warrants"). The exercise price of the Series A-1-AGENT Warrants is subject to adjustment for the issuance of Common Stock in consideration of an amount less than the then effective exercise price.

The Series A-1 Warrants, Series A-2 Warrants and Series A-1-AGENT Warrants each contain provisions allowing us to repurchase the warrants from the holders upon 15 days notice at $0.10 per warrant share if certain trading volume and closing price targets on our Common Stock are met at various intervals. The closing price target is $3.50 per share. The trading volume target is an average of 125,000 shares per day over a consecutive 20-day period during which the applicable closing price target has been met or exceeded.

During the three months ended September 30, 2006, holders of two shares of the Series A Preferred elected to convert their shares to Common Stock, resulting in the issuance of 50,000 shares of Common Stock.

The Company is obligated to pay dividends payable on its Series A Preferred. Such dividends may be paid in shares of Common Stock at the option of the Company. The current amount of dividends payable on the outstanding shares of Series A Preferred is $237,500 per year, payable quarterly.

Series B Convertible Preferred Stock with Warrants. In August 2005, we completed the private placement of an aggregate 376 shares of our Series B Convertible Preferred Stock, $0.01 par value (“Series B Preferred”), and five-year common stock purchase warrants (“Series B Warrants”, and, together with the Series B Preferred, the “Series B Securities”) exercisable for an aggregate 9,400,000 shares of our Common Stock. The sale of the Series B Securities was made pursuant to a series of Securities Purchase Agreements that were entered into by us and certain accredited investors on or about August 22, 2005. We issued 376 units of the Series B Securities in the offering at a purchase price equal to $25,000 per unit, resulting in gross proceeds of $9,400,000 prior to offering expenses. The private placement proceeds are being used for general corporate purposes.

Each share of Series B Preferred is convertible, at the initial conversion price of $1.00, into 25,000 shares of Common Stock, subject to adjustment under certain conditions. Holders of the Series B Preferred are entitled to dividends at the rate of 10% per annum payable quarterly in either cash or, at our option, registered shares of Common Stock valued at fair market value. Shares of Series B Preferred Stock are convertible into shares of Common Stock at the holders' option at any time and will automatically convert to shares of Common Stock if certain trading volume and a closing price target on our Common Stock are met. The closing price target is $3.00 per share and the trading volume target is an average of 100,000 shares per day over a consecutive 20-day period during which the applicable closing price target has been met or exceeded. In addition, shares of the Series B Preferred participate on an as-if converted basis in any dividends paid on Common Stock. Holders of shares of Series B Preferred are entitled to voting rights together with the Common Stock, on an as-if converted basis.

The conversion price of the Series B Preferred is subject to appropriate adjustment in the event of stock splits, stock dividends, reverse stock splits, capital reorganizations, recapitalizations, reclassifications and similar occurrences as well as the issuance of Common Stock in consideration of an amount less than the then-effective conversion price.

The holder of each Series B Warrant is entitled to purchase 25,000 shares of Common Stock at an exercise price of $1.15 per share for a term of five years from the date of issuance. The exercise price of the Series B Warrants is subject to adjustment for the issuance of Common Stock in consideration of an amount less than the then-effective exercise price.

The shares of Common Stock underlying the Series B Securities are currently subject to an effective registration statement under the Securities Act. We have agreed to cause this registration statement to continuously remain effective until the earlier of (i) the sale pursuant to a registration statement of all of the Common Stock receivable as dividends or upon conversion or exercise of all of the Series B Securities, or (ii) August 21, 2012. If we fail to maintain a continuously effective registration statement, we will be subject to liability to certain holders of shares of Series B Preferred in the form of liquidated damages totaling as high as $282,000 per month. Liquidated damages are payable only to the then current holders of issued and outstanding shares of Series B Preferred (or Common Stock received by such holders upon the conversion of such Series B Preferred) at the time of the occurrence giving rise to our obligation to pay such liquidated damages and shall be payable thereon until such time as, with respect to any such share, we are not required to (i) file a registration statement or (ii) cause an effective registration statement to remain continuously effective.

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

The Company is obligated to pay dividends payable on its Series B Preferred. Such dividends may be paid in shares of Common Stock at the option of the Company. The current amount of dividends payable on the outstanding shares of Series B Preferred is $940,000 per year, payable quarterly.

6. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

There is no litigation known to be currently pending against us. We do not have any litigation pending against any defendants. We are occasionally subject to certain litigation and claims arising in the ordinary course of business. We do not expect costs related to these claims, either individually or in the aggregate, to have a material adverse effect on our consolidated financial position or our results of operations.

Employment Agreements

On July 24, 2006, John C. Harris and the Company agreed to modify the terms of Mr. Harris’ existing employment agreement by reducing the severance amounts that are payable by the Company following certain termination events. The terms of the employment agreement were revised such that the Company is no longer required to pay 12 months of Mr. Harris’ base salary upon a termination of his employment (a) by the Company for any reason other than “cause,” “disability,” voluntary resignation or death, or (b) by Mr. Harris for “good reason.” If Mr. Harris’ employment is terminated for any of those reasons, then the Company would still be obligated to make payments to Mr. Harris equal to a prorated amount of any bonuses earned, plus all accrued but unused vacation, sick and personal days, and all stock options granted to him would become fully vested. The Company paid Mr. Harris approximately $72,700 in consideration for his agreement to modify the severance payments under the employment agreement. In addition, the Company agreed to pay another $64,816.78 to Mr. Harris upon the earlier of (i) the Company completing a “qualified financing” transaction, and (ii) the date on which his employment is terminated without “cause” or as a result of his death or disability. The Company shall have no obligation to pay the additional amount to Mr. Harris if his employment is terminated for “cause” prior to the closing of a qualified financing.

On July 31, 2006, Brian R. Day and the Company agreed to modify the terms of Mr. Day’s existing employment agreement by reducing the severance amounts that are payable by the Company following certain termination events. The terms of the employment agreement were revised such that the Company is no longer required to pay 12 months of Mr. Day’s base salary upon a termination of his employment (a) by the Company for any reason other than “cause,” “disability,” voluntary resignation or death, or (b) by Mr. Day for “good reason.” If Mr. Day’s employment is terminated for any of those reasons, then the Company would still be obligated to make payments to Mr. Day equal to a prorated amount of any bonuses earned, plus all accrued but unused vacation, sick and personal days, and all stock options granted to him would become fully vested. The Company paid Mr. Day approximately $75,000 in consideration for his agreement to modify the severance payments under the employment agreement. In addition, the Company agreed to pay another $62,500 to Mr. Day if his employment is terminated without “cause” or as a result of his death or disability.

On August 25, 2006, the Company accepted the resignation of Sean Belanger from its Board of Directors and as the President and Chief Executive Officer of the Company.  In connection with Mr. Belanger’s resignation, he and the Company entered into the separation, release and consulting agreement (the “Separation Agreement”), in order to provide for the termination of his employment agreement and his compensation under that agreement, which was made effective as of July 31, 2006, and to set forth the parties’ agreement with respect to the termination of his employment. The Separation Agreement includes a release by Mr. Belanger of claims that he may have against the Company in connection with his employment and under the terms of his employment agreement. The parties also agreed in the Separation Agreement that Mr. Belanger would provide certain advisory and consulting services to the Company for a period of up to one year after July 31, 2006, which is the effective date for the termination of his employment agreement.

As consideration for Mr. Belanger’s release, consulting services and other commitments under the Separation Agreement, the Company agreed to pay him $300,000 in twenty-four installments during the twelve month period beginning July 31, 2006, with the first four months of payments, in the amount of $100,000 (less any salary paid to him in August 2006), being paid in a lump sum within two business days after the parties signed the Separation Agreement.   This entire amount was recorded as compensation expense for the three months ended September 30, 2006.

In addition, the Company caused the 2,861,472 options granted to Mr. Belanger in May 2006, which have an exercise price of $0.32 per share, to be fully vested immediately. Per the terms of the underlying Stock Option Agreements, 2,500,722 of the vested options must be exercised on or before the date which is 90 days following the termination date and the remaining 360,750 of the vested options must be exercised on or before the date which is three years following the termination date. Mr. Belanger’s options will continue to be subject to the remaining terms of the relevant option agreements and company stock option plans.  After the modification to the stock options, the Company was required to recognize a total expense of $80,434 related to the above stock options.   Of this expense, $71,648 was accounted for during the year ended June 30, 2006 under SFAS 123 using the proforma method of disclosure.  The remaining amount of $8,786 was recognized as compensation expense in the statement of operations in accordance with SFAS 123(R) during the three months ended September 30, 2006.

7. STOCKHOLDERS' EQUITY (DEFICIT):

For the three months ended September 30, 2006, we issued 423,239 shares of Common Stock valued at $55,021 and 1,230,762 shares of Common Stock valued at $159,999 for payment of dividends on our Series A Preferred and our Series B Preferred, respectively.

For the three months ended September 30, 2006, two shares of Series A Preferred with a liquidation preference of $50,000 were converted into 50,000 shares of Common Stock.

During the three months ended September 30, 2005, we issued 711,904 shares of Common Stock upon exercise of warrants. One holder exercised a warrant to purchase 333,333 shares of Common Stock on a cashless basis by exchanging the right to purchase 71,429 shares valued at $100,000 for the payment otherwise due on exercise of the warrant. One other holder exercised warrants to purchase 450,000 shares of Common Stock for cash proceeds of $240,000. Also during the three months ended September 30, 2005, we issued a five-year warrant to purchase 250,000 shares of our Common Stock at $1.26 as consideration for the granting of a short term loan in the amount of $250,000 during the quarter. The loan was repaid during the quarter and the entire amount of the original issue discount was charged to interest expense as a result.

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

9. SUBSEQUENT EVENTS:

On October 3, 2006, we engaged the investment banking firm of Bowen Advisors, Inc. to advise us with regard to various strategic alternatives, including the potential sale of parts or all of the Company’s operations.

Item 2. Management's Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are considered to be forward-looking statements. We express our expectations, beliefs and projections in good faith and believe our expectations reflected in these forward-looking statements are based on reasonable assumptions; however, we cannot assure you that these expectations, beliefs or projections will prove to have been correct. Risks, uncertainties and assumptions that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include, among other things: (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items; (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities; (iii) statements of future economic performance; and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

Readers are referred to the caption "Risk Factors" appearing at the end of Item 1 of our latest Annual Report on Form 10-KSB for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Viseon was founded in 1993, and changed its name from RSI Systems, Inc. to Viseon, Inc. on May 23, 2001. Historically, we had been a developer and reseller of videoconferencing systems. These systems, which delivered near television quality audio and video communications over ISDN circuits were sold primarily to corporate, government and OEM customers including Philips.

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

The availability of low-cost broadband access at home, new and more powerful chipsets and the VisiFone’s patented technology allow consumers to experience television or near television quality video calls with friends, family or business associates across the street or around the world. The consumer prices for the VisiFone will be determined by the selling carrier or retailer. However, we expect the VisiFone to be sold in conjunction with VoIP services in a fashion similar to how wireless carriers sell a package of a handset with a term service commitment. In many cases this entails the carrier subsidizing the cost of the handset and selling it to consumers below their actual cost.

Results Of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005.

Net Sales. Net sales for both the three months ended September 30, 2006 and the three months ended September 30, 2005 was $0. We are focusing our efforts on final design and marketing of the next generation VisiFone unit, and, accordingly, sales of the earlier VisiFone, which was our principal product offering, have ceased.

Gross Profit (Loss). Gross profit for the three months ended September 30, 2006 and the three months ended September 30, 2005 was $0. The lack of a gross profit in both quarters was attributable to $0 in sales.

Research and Development Expenses. Research and development expenses were $325,358 for both the three months ended September 30, 2006 compared to $997,828 for the three months ended September 30, 2005. The decline in expenditures in the three months ended September 30, 2006 was due to the substantial technological completion of the VisiFone and our conscious decision to phase out the relationship with our outsourced development partner. We expect research and development expenses to decrease further in the remaining quarters of fiscal year 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $995,851 for the three months ended September 30, 2006 compared to $842,953 for the three months ended September 30, 2005. Included within selling, general and administrative expenses during the three months ended September 30, 2006 is $56,156 in non-cash expenses related to the expensing of stock options pursuant to SFAS 123R, and $300,000 related to the separation, release and consulting agreement between the Company and Sean Belanger (see Note 6 to Consolidated Financial Statements).

Other Income (Expense). Other income was $7,968 for the three months ended September 30, 2006 compared to other expense of $(99,534) for the three months ended September 30, 2005. Other income consisted solely of interest earned on our cash funds. We recorded interest expense of $117,500 during the three months ended September 30, 2005. This interest expense related to the issuance of a five-year warrant to purchase 250,000 shares of our Common Stock at $1.26 as consideration for the granting of a short term loan in the amount of $250,000 during the three months ended September 30, 2005. The loan was repaid during the same quarter and the entire amount of the original issue discount was charged to interest expense as a result.

Gain from Discontinued Operations. During the three months ended September 30, 2006, we negotiated a discounted repayment related to an amount owed to a certain creditor. Based on this discounts, we recorded a gain from discontinued operations of $347 during the quarter. On September 30, 2005 we entered into a settlement agreement with a former supplier in order to settle a dispute regarding amounts that we allegedly owed to that entity. The terms of the settlement included our agreement to issue 350,000 shares of our Common Stock and a four-year warrant to purchase 600,000 shares of our Common Stock at $1.26 per share in full and final settlement of the disputed debt. The value of the settlement, valuing the Common Stock at the September 29, 2005 closing price of $0.87 and valuing the warrant using the Black-Scholes pricing method, was $409,860. Our previously accrued liability for this matter was $518,500. As a result of the settlement, we recognized a gain from discontinued operations of $108,640 during the three months ended September 30, 2005.

Preferred Stock Dividends. The results of operations for the three months ended September 30, 2006 reflect a charge of $294,514 compared to a charge of $4,875,322 for the three months ended September 30, 2005 for dividends on our convertible preferred stock. Dividends on both our Series A Preferred and Series B Preferred accrue at a rate of 10% per annum. Dividends in the three months ended September 30, 2006 were comprised of dividends on our Series A Preferred of $59,375, of which $55,021 was paid in our Common Stock and $4,354 was paid in cash, and dividends on our Series B Preferred of $235,000. The results of operations for the three months ended September 30, 2005 reflect a charge of $4,875,322. Dividends in the three months ended September 30, 2005 were comprised of dividends on our Series A Preferred of $77,249 and dividends on our Series B Preferred of $4,798,073. Series B Preferred dividends included a charge of $4,696,240 in the quarter attributable to the beneficial conversion option on our Series B Preferred.

Liquidity And Capital Resources

Historically, we have generated losses from operations and negative cash flows. We plan to generate sales and improve operating results through (i) increased marketing and direct sales activities to licensors, as well as corporate and government customers, (ii) initiatives to monetize our intellectual property rights, and (iii) continued initiatives to gain acceptance of our product by consumer broadband providers and VoIP marketers for sale to their subscribers. There can be no assurance that we will be successful in achieving these objectives and become profitable, nor is there any assurance that these activities will generate sufficient cash for us to remain in business.

As of September 30, 2006, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have original maturities of less than three months.

At September 30, 2006, we had cash and cash equivalents of $753,981 as compared to cash and equivalents of $1,887,585 at June 30, 2006. For the quarter ended September 30, 2006, we incurred a net loss attributable to common stockholders of $1,607,408. For the same period, we used $1,114,576 in operating activities, used $14,673 in investing activities, and used $4,355 in financing activities.

The report of our registered independent public accounting firm for the year ended June 30, 2006 included an explanatory paragraph stating that the Company had suffered recurring losses from operations and had an accumulated deficit of $54,334,630, and these issues raised substantial doubt about the Company’s ability to continue as a going concern. Our short term cash requirements and obligations include inventory, accounts payable and capital expenditures from continuing operations, operating expenses, and the quarterly dividends on our outstanding preferred stock, although these dividends can be paid in shares of our Common Stock at our discretion.

To date, we have funded operations primarily through private sales of equity securities. As of September 30, 2006, we had no outstanding debt and none of our assets were pledged as collateral. We continue to evaluate the possibilities of obtaining additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of such date, to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time period, including to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2006.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation known to be currently pending against us. We do not have any litigation pending against any defendants. We are occasionally subject to certain litigation and claims arising in the ordinary course of business. We do not expect costs related to these claims, either individually or in the aggregate, to have a material adverse effect on our consolidated financial position or our results of operations.

Item 6. Exhibits

The following exhibits are filed with this report:

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISEON, INC.

Dated November 14, 2006	By:	/s/ John C. Harris
John C. Harris
Title President and Chief Executive Officer

Dated:November 14, 2006	By:	/s/ Brian R. Day
/s/ Brian R. Day
Title Chief Financial Officer

EXHIBIT INDEX

31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.