Form 10QSB
period 2006-12-31
VISEON INC
filed 2007-02-20
CIK 936130

tl
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2006

Commission File Number 000-27106

VISEON, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	41-1767211
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P. O. Box 797722, Dallas, Texas 75379-7722
(Address of principal executive offices)

(972) 220-1500
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The Company had 51,891,180 shares of Common Stock, $ 0.01 par value per share, outstanding as of February 2, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets - December 31, 2006 (unaudited) and
June 30, 2006 (audited)	3
Consolidated Statements of Operations (unaudited) - Three months ended
December 31, 2006 and 2005	4
Consolidated Statements of Operations (unaudited) - Six months ended
December 31, 2006 and 2005	5
Consolidated Statements of Cash Flows (unaudited) - Six months ended
December 31, 2006 and 2005	6
Notes to Unaudited Consolidated Financial Statements	8

Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to Rule 13a-14(a)
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VISEON, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2006 (Unaudited)	June 30, 2006 (Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$133,175	$1,887,585

Prepaid expenses	57,457	87,537
Total Current Assets	190,632	1,975,122
PROPERTY AND EQUIPMENT, NET	106,667	122,765
TOTAL ASSETS	$297,299	$2,097,887

LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT
CURRENT LIABILITIES
Accounts payable	$333,350	$446,583
Accrued expenses	507,638	413,090
Net liabilities of discontinued
operations	197,828	204,976
Total Current Liabilities	1,038,816	1,064,649
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, $.01 par value per share
5,000,000 shares authorized
Series A convertible preferred stock, 94 and 97 shares
issued and outstanding (liquidation preference of
$2,350,000 and $2,425,000)	1	1
Series B convertible preferred stock, 376 shares
issued and outstanding (liquidation preference of
$9,400,000)	4	4
Common stock, $.01 par value per share
100,000,000 shares authorized,
51,891,180 and 36,715,081 issued and outstanding	518,911	367,151
Additional paid-in capital	55,343,347	55,000,712
Accumulated deficit	(56,603,780)	(54,334,630)
Total Stockholders' Equity (Deficit)	(741,517)	1,033,238

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$297,299	$2,097,887

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(Unaudited)	(Unaudited)

NET SALES	$-	$7,150
COST OF GOODS SOLD	-	26,226
Gross Profit (Loss)	-	(19,076)
RESEARCH AND DEVELOPMENT	84,808	941,728
SELLING, GENERAL AND ADMINISTRATIVE	283,138	594,554
Operating Loss	(367,946)	(1,555,358)
OTHER INCOME (EXPENSE)
Interest income	503	33,637
Interest expense	-	-
Other Income (Expense), net	503	33,637
LOSS FROM CONTINUING OPERATIONS	(367,443)	(1,521,721)
GAIN FROM DISCONTINUED OPERATIONS	-	-
NET LOSS	(367,443)	(1,521,721)
Preferred Stock Dividends	(293,958)	(296,694)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(661,401)	$(1,818,415)
Basic and diluted loss per share:
Gain from discontinued operations	$0.00	$0.00
Net loss attributable to common stockholders	$(0.01)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	47,195,943	34,980,327

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Six Months Ended December 31 2006 (Unaudited)	Six Months Ended December 31 2005 (Unaudited)

NET SALES	$-	$7,150
COST OF GOODS SOLD	-	26,226
Gross Profit (Loss)	-	(19,076)
RESEARCH AND DEVELOPMENT	410,166	1,939,556
SELLING, GENERAL AND ADMINISTRATIVE	1,278.989	1,437,507
Operating Loss	(1,689,155)	(3,396,139)
OTHER INCOME (EXPENSE)
Interest income	9,964	51,603
Interest expense	(1,493)	(117,500)
Other Income (Expense), net	8,471	(65,897)
LOSS FROM CONTINUING OPERATIONS	(1,680,684)	(3,462,036)
GAIN FROM DISCONTINUED OPERATIONS	347	108,640
NET LOSS	(1,680,337)	(3,353,396)
Preferred Stock Dividends	(588,472)	(5,172,016)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,268,809)	$(8,525,412)
Basic and diluted loss per share:
Gain from discontinued operations	$0.00	$0.00
Net loss attributable to common stockholders	$(0.05)	$(0.25)
Weighted average common shares outstanding:
Basic and diluted	42,522,461	34,213,009

See accompanying notes to consolidated financial statements.

VISEON, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,680,337)	$(3,353,396)
Adjustments to reconcile net loss to net
cash flows from operating activities:
Depreciation and amortization	30,771	32,507
Amortization of original issue discount	-	117,500
Compensation related to stock options	85,955
Common stock issued for services rendered	2,500	27,500
Common stock warrants issued for services
rendered	-	124,207
Gain from discontinued operations	(347)	(108,640)
Changes in operating assets and liabilities:
Accounts receivable, net	-	9,392
Inventories, net	-	(73,002)
Prepaid expenses	30,080	59,255
Accounts payable	(120,034)	(501,543)
Accrued expenses	20,382	(141,518)
Net cash flows used in operating
activities	(1,631,030)	(3,807,738)
Cash flows from investing activities:
Purchases of property and equipment	(14,673)	(80,340)
Payments for intangible assets	-	(66,970)
Net cash flows used in investing activities	(14,673)	(147,310)
Cash flows from financing activities:
Payments on short-term notes payable	-	(250,000)
Proceeds from short-term notes payable	-	250,000
Proceeds from exercise of common stock warrants	-	240,000
Proceeds from issuance of convertible
preferred stock and warrants	-	9,400,000
Payments of convertible preferred stock and
warrant issuance costs	-	(1,182,565)
Dividends on convertible preferred stock	(108,707)	-
Net cash flows from financing activities	(108,707)	8,457,435
Change in cash and cash equivalents from
discontinued operations	-	-
Increase (decrease) in cash and cash
equivalents	(1,754,410)	4,502,387
Cash and cash equivalents, beginning of period	1,887,585	239,383
Cash and cash equivalents, end of period	$133,175	$4,741,770

	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005
	(Unaudited)	(Unaudited)
Supplemental cash flow information:

Cash paid for interest	$-	$-
Noncash investing and financing activities:
Net liabilities of discontinued operations converted into common stock and warrants	-	409,860
Accrued preferred stock dividends converted to common stock	122,919	200,166
Common stock issued for preferred stock dividends	161,295	426,775
Conversion of preferred stock to common stock	750	7,000
Cashless exercise of warrants	-	2,619
Warrants issued to induce exercise of warrants	-	195,795
Accretion of beneficial conversion option	-	4,696,240

VISEON, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

1. DESCRIPTION OF THE BUSINESS:

Viseon, Inc. (the "Company"), a Nevada corporation formerly known as "RSI Systems, Inc." was a developer and reseller of videoconferencing systems from its inception in 1993 until January of 2003. These systems, which delivered near television quality audio and video communications over ISDN circuits were sold primarily to corporate, government and OEM customers including Philips. We changed our focus in 2003 to developing next generation broadband telephones for use with Voice over Internet Protocol (VoIP) services. Our efforts currently are focused on selling or licensing our technology, which represents substantially all of our assets, to Intellectual Property Holding Companies and IP/PBX vendors and consumer electronics manufacturers.

The report of our former independent registered public accounting firm for the year ended June 30, 2006, includes an explanatory paragraph stating that our losses from operations and our accumulated deficit of $54,334,630 raise substantial doubt about our ability to continue as a going concern. Such an opinion by our former independent registered public accounting firm may impact our relationships with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. Any such impact could have a material adverse effect on our business, operating results and financial condition. No assurances can be given that the issues that led our former independent registered public accounting firm to this conclusion will be addressed or that our business will continue to operate as a going concern. Readers are referred to the caption “Risk Factors” appearing at the end of Item 1 of our latest Annual Report on Form 10-KSB for additional factors that may affect our business and prospects.

We have a history of operating losses since our inception and have not achieved profitability. As of December 31, 2006, we had an accumulated deficit of $56,603,780. We expect our operating losses to continue for the foreseeable future. The amount of any such loss will depend in part on our ability to market or to monetize our intellectual property, and the rate of increase or decrease in our expenses. Several factors, including our inability to market or monetize our intellectual property and our inability to secure a license/OEM agreement with a strategic partner, make it impossible to predict when or if we will generate revenues or become profitable. Consequently, we may never generate revenues sufficient to achieve profitability and, even if we do, we may not sustain or increase profitability on a quarterly or annual basis at any time thereafter. Our ability to continue in business could be jeopardized if we are not able to realize a positive cash flow and achieve profitability or if we are not able to obtain financing on satisfactory terms as may be necessary in the future.

The Company has engaged an investment banker and is evaluating strategic alternatives for the business and its assets. The alternatives being considered by the Company may include the sale of some or all of its assets, or the sale of the Company as a going concern. If the Company does proceed with a sale of part or all of the business under those circumstances, it is possible that the net proceeds from that transaction will not be sufficient to repay the outstanding payables of the Company or the liquidation preferences of the currently outstanding shares of preferred stock, even if the transaction represents the best current or long-term value for the Company's business. In any of those circumstances, the persons who hold common stock of the Company at the time of such a transaction would not receive any proceeds of the sale and would lose all of their investment in the common stock. The aggregate liquidation preference on all outstanding shares of preferred stock (including all accrued dividends) as of February 15, 2007, is $13,962,663. Only after payment of the liquidation preference and all outstanding liabilities of the Company would the holders of common stock receive any proceeds for their shares. There can be no assurance that the Company will be able to complete a sale of its business, or that it will be able to receive an offer for a potential transaction, on terms that are deemed acceptable to the Company and its directors.

2. BASIS OF PRESENTATION:

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements have been omitted or condensed pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with out June 30, 2006 audited consolidated financial statements and related footnotes included in our most recent Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of Viseon, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements reflect all adjustments of a normal recurring nature necessary to fairly present the results of operations and financial position of the Company for the interim periods. Operating results for the three months and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

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

Loss Per Common Share. Basic loss attributable to common stockholders per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the reporting period. Diluted loss attributable to common stockholders per common share is computed by dividing the loss by the sum of the weighted average number of common shares outstanding plus the number of common share equivalents that represent all additional shares of our Common Stock that would have been outstanding if all potentially dilutive securities (primarily stock options, stock warrants and convertible preferred stock) had been exercised. All options, warrants and convertible preferred stock outstanding during the three months and six months ended December 31, 2006 and 2005 were anti-dilutive to our loss per share, so basic loss and diluted loss are the same for those periods.

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

4. RECENT ACCOUNTING PRONOUNCEMENTS:

Adoption of SFAS 123(R)

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the three month and six month periods ended December 31, 2006 include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation cost for all share-based payments granted beginning July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the three month and six month periods ended December 31, 2006 of $29,799 and $85,955 respectively to income from continuing operations and income before income taxes, all of which was recorded to operating expenses. This expense did not reduce basic and diluted earnings per share for the quarter. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2006 for the expected option term. The expected option term was calculated using the “simplified” method permitted by SAB 107.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As a result of the Company’s net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company’s net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the statement of cash flows for the six month period ended December 31, 2006.

Pro-Forma Stock Compensation Expense for the three months and six months ended December 31, 2005

For the three month and six month periods ended December 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the three month and six month periods ended December 31, 2005 had an exercise price equal to the closing market price of the underlying Common Stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

	Three Months ended December 31, 2005	Six Months ended December 31, 2005
Net Loss Attributable to Common Stockholders	$(1,818,415)	$(8,525,412)
Deduct: Stock-based employee compensation expense, determined under fair value method for all awards	$(473,751)	$(816,786)
Net Loss Attributable to Common Stockholders	$(2,292,166)	$(9,342,198)
Loss per share - basic and diluted , as reported	$0.05	$0.25
Loss per share - basic and diluted, pro-forma	$0.07	$0.27

In determining the compensation cost of options granted during the three and six month periods ended December 31, 2005, as specified by SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. During a subsequent period, the Company noted an error in its expected volatility calculations. The revised pro forma assumptions for the three and six month periods ended December 31, 2005 are displayed below. The pro forma results of the corrected volatility calculation are displayed in the table above. The impact of the corrected volatility calculation on results for periods ended prior to June 30, 2006 are immaterial. The volatility percentage and the weighted average assumptions used in these calculations are summarized as follows:

	For the three months ended December 31,		For the six months ended December 31
	2006	2005	2006	2005
Risk-free interest rate	4.625%	4.25%	4.625%	4.25%
Expected life of options granted	7.4 years	8.6 years	7.4 years	8.6 years
Expected volatility	181.74%	111.98%	181.74%	111.98%
Expected dividend yield	0%	0%	0%	0%

Stock Options as of the Three Month and Six Month Periods Ended December 31, 2006

The following table summarizes stock options outstanding and changes during the three month and six month periods ended December 31, 2006:

		Weighted
		Average
		Exercise
		Price per
	Options	Share
Outstanding at June 30, 2006	7,141,722	$0.53
Granted	0	0.00
Exercised	0	0.00
Canceled or Expired	(190,000)	0.91
Outstanding at September 30, 2006	6,951,722	$0.52

Granted	0
Exercised	0
Canceled or Expired	(2,500,722)	$0.32
Outstanding at December 31, 2006	4,451,000	$0.63
Exercisable at December 31, 2006	4,004,573	$0.81

As of December 31, 2006, the Company had granted 231,000 options outside its stock incentive plans with a weighted average exercise price of $2.81 and a weighted average remaining contractual life of 1.0 year.

The following table summarizes information about stock options outstanding as of December 31, 2006, including those issued outside the Company’s stock incentive plans:

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.22-0.52	2,539,750	8.93	$0.32	1,903,573	$0.32
$0.58-0.75	645,000	5.78	0.66	630,000	0.66
$1.00-1.50	1,017,500	6.87	1.07	991,250	1.07
$1.62-2.19	220,000	5.46	1.83	220,000	1.83
$2.81-3.00	259,750	1.11	2.83	259,750	2.83
$0.22-3.00	4,682,000	7.45	$0.74	4,004,573	$0.81

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

During the six months ended December 31, 2006, holders of three shares of the Series A Preferred elected to convert their shares to Common Stock, resulting in the issuance of 75,000 shares of Common Stock.

The Company is obligated to pay dividends payable on its Series A Preferred. Such dividends may be paid in shares of Common Stock at the option of the Company. The current amount of dividends payable on the outstanding shares of Series A Preferred is $235,000 per year, payable quarterly.

On February 1, 2007, quarterly dividends for the Series A Preferred in the amount of $58,750 were due and payable to the holders of those outstanding shares. However, we determined that we did not have sufficient funds at that time to pay the dividends in cash, nor a sufficient number of authorized shares of our Common Stock to pay those dividends by the issuance of shares. As a result, we did not make the required February 1 dividend payments on the outstanding shares of Series A Preferred. We do not anticipate having sufficient funds available to make the February 1 dividend payment, or any upcoming dividend payments, in cash at any time in the foreseeable future. Additionally, we have not requested that our shareholders approve the authorization of additional shares, and until additional shares of our common stock are authorized for issuance, we will not be able to pay any future Series A Preferred dividends through the issuance of shares of Common Stock. Therefore, we do not anticipate making any dividend payments, whether in cash or in shares of Common Stock, in the foreseeable future. If we fail to make two dividend payments to the holders of the outstanding shares of Series A Preferred, then those shareholders will have the right to elect their own director to serve on our board of directors pursuant to the certificate of designation for the Series A Preferred.

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

On February 1, 2007, quarterly dividends for the Series B Preferred in the amount of $235,000 were due and payable to the holders of those outstanding shares. However, we determined that we did not have sufficient funds at that time to pay the dividends in cash, nor a sufficient number of authorized shares of our Common Stock to pay those dividends by the issuance of shares. As a result, we did not make the required February 1 dividend payments on the outstanding shares of Series B Preferred. We do not anticipate having sufficient funds available to make the February 1 dividend payment, or any upcoming dividend payments, in cash at any time in the foreseeable future. Additionally, we have not requested that our shareholders approve the authorization of additional shares, and until additional shares of our common stock are authorized for issuance, we will not be able to pay any future Series B Preferred dividends through the issuance of shares of Common Stock. Therefore, we do not anticipate making any dividend payments, whether in cash or in shares of Common Stock, in the foreseeable future.

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

On December 15, 2006, the Company and Mr. Belanger entered into a Settlement Agreement wherein Mr. Belanger agreed to a forego the remaining $200,000 due to him under the Separation Agreement in exchange for a one-time payment of $30,000. The Company and Mr. Belanger also agreed that the period of time during which Mr. Belanger would be obligated to provide advisory and consulting services to the Company would be shortened from a period of up to one year after July 31, 2006 to a period of up to four months after July 31, 2006. As a result of the settlement, the Company realized a credit to compensation expense of $170,000 during the three month period ended December 31, 2006.

7. STOCKHOLDERS' EQUITY (DEFICIT):

For the six months ended December 31, 2006, we issued 4,250,020 shares of Common Stock valued at $111,466 and 10,839,436 shares of Common Stock valued at $293,163 for payment of dividends on our Series A Preferred and our Series B Preferred, respectively.

For the six months ended December 31, 2006, three shares of Series A Preferred with a liquidation preference of $75,000 were converted into 75,000 shares of Common Stock.

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

9. SUBSEQUENT EVENTS:

On February 2, 2007, our audit committee received notice from Virchow, Krause & Company, LLP, (“Virchow”), stating that Virchow intended to resign as our principal accountants. On February 8, 2007, we filed on form 8-K an announcement of a change in our certifying public accountant.

Other than going concern qualifications, the reports of Virchow on our consolidated financial statements as of and for the fiscal years ended June 30, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended June 30, 2006 and 2005, and through February 2, 2007, we had no disagreements with Virchow on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Virchow’s satisfaction, would have caused Virchow to make reference to the subject matter of the disagreement in its reports on our consolidated financial statements for such periods.

On February 2, 2007, upon the approval and authorization of our Board and the Audit Committee of the Board, we engaged Carver Moquist and O’Connor, LLC (“CMO”) as our principal public accountants. No consultations occurred between us and CMO during the fiscal years ended June 30, 2006 or 2005 or through February 2, 2007 regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on our consolidated financial statements or other information that CMO concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) of Regulation S-B.

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

We changed our focus in 2003 to developing next generation broadband telephones for use with Voice over Internet Protocol (VoIP) services. These multi-media telephones, marketed under the VisiFoneTM name, have been designed to provide consumers, corporate and government users of high speed internet connections with new features and functions not previously possible on low speed analog telephone networks. In addition to providing two way live video communications, the VisiFone provides users with new levels of digital audio quality, on-screen feature controls and enables network based services such as video mail and the ability to receive streamed content.

Our efforts currently are focused on selling or licensing our technology to Intellectual Property Holding Companies, IP/PBX vendors and consumer electronics manufacturers to lower their cost of entry into the videotelephone marketplace.

Results Of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005.

Net Sales. Net sales for the second quarter of fiscal year 2007 were $0 compared with $7,150 in the second quarter of fiscal 2006. The revenue in fiscal 2006 was related to the sale of lab units of the VisiFone to a carrier customer. No such sales occurred in the second quarter of fiscal 2007.

Gross Profit (Loss). Gross profit for the second quarter of fiscal 2007 was $0 compared to a gross loss of ($19,076) in the second quarter of fiscal 2006. The gross loss in the second quarter of fiscal 2006 was attributable to the sale of units below our cost for the purpose of testing adoption of the VisiFone by carriers.

Research and Development Expenses. Research and development expenses were $84,808 for the second quarter of fiscal 2007 compared to $941,728 for the second quarter of fiscal 2006. The decline in expenditures in the three months ended December 31, 2006 was due to our conscious decision to phase out the relationship with our outsourced development partner and a subsequent reduction in technology employees as a result of the substantial completion of the design of our product and our shift to an Intellectual Property business model.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $283,138 for the second quarter of fiscal 2007 compared to $594,554 for the second quarter of fiscal 2006. Included within selling, general and administrative expenses during the three months ended December 31, 2006 is $29,799 in non-cash expenses related to the expensing of stock options pursuant to SFAS 123R. Additionally, we realized a credit to compensation expense of $170,000 due to a revised settlement with our former CEO in December, 2006.

Other Income (Expense). Other income was $503 for the second quarter of fiscal 2007 compared to other income of $33,637 for the second quarter of fiscal 2006. Other income consisted solely of interest earned on our cash funds. The decrease is due to significantly reduced cash reserves from a year ago.

Preferred Stock Dividends. The results of operations for the three months ended December 31, 2006 reflect a charge of $293,958 compared to a charge of $296,694 for the three months ended December 31, 2005 for dividends on our convertible preferred stock. Dividends on both our Series A Preferred and Series B Preferred accrue at a rate of 10% per annum. Dividends in the three months ended December 31, 2006 were comprised of dividends on our Series A Preferred of $58,958, of which $56,028 was paid in our Common Stock and $2,930 was paid in cash, and dividends on our Series B Preferred of $235,000, of which $133,163 was paid in our Common Stock and $26,837 was paid in cash and $75,000 was added to accrued expenses.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005.

Net Sales. Net sales for the first six months of fiscal year 2007 were $0 compared with $7,150 in the first six months of fiscal year 2006. The revenue in fiscal 2006 was related to the sale of lab units of the VisiFone to a carrier customer. No such sales occurred in the second quarter of fiscal 2007.

Gross Profit (Loss). Gross profit was $0 in the first half of fiscal year 2007 compared to a gross loss of ($19,076) during the first half of fiscal year 2006. The gross loss in the first half of fiscal year 2006 was attributable to the sale of units below our cost for the purpose of testing adoption of the VisiFone by carriers.

Research and Development Expenses. Research and development expenses were $410,166 in the first half of fiscal year 2007 compared to $1,939,556 for the first half of fiscal year 2006. The decline in expenditures in the six months ended December 31, 2006 was due to our conscious decision to phase out the relationship with our outsourced development partner and a subsequent reduction in technology employees as a result of the substantial completion of the design of our product and our shift to an Intellectual Property business model.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,278,989 for the first half of fiscal year 2007 compared to $1,437,507 for the first half of fiscal year 2006. Included within selling, general and administrative costs during the first half of fiscal year 2006 were legal expenses totaling $124,207. These expenses were paid with a five year warrant to purchase 344,827 shares of our Common Stock at $1.00 per share. Excluding this item, selling, general and administrative expenses remained relatively constant between periods, reflecting a consistent level of expenditures in our administrative operations.

Other Income (Expense). Other income was $8,471 in the first half of fiscal year 2007, compared to other expense of ($65,897) in the first half of fiscal year 2006. Other income consisted solely of interest earned on our cash funds. We recorded interest expense of $117,500 during the first half of fiscal year 2006. This interest expense related to the issuance of a five year warrant to purchase 250,000 shares of our common stock at $1.26 as consideration for the granting of a short term loan in the amount of $250,000 during the quarter. The loan was repaid during the quarter and the entire amount of the original issue discount was charged to interest expense as a result.

Gain from Discontinued Operations. On September 30, 2005 we entered into a settlement agreement with a former supplier in order to settle a dispute regarding amounts that we allegedly owed to that entity. The terms of the settlement included our agreement to issue 350,000 shares of our common stock and a four year warrant to purchase 600,000 shares of our common stock at $1.26 per share in full and final settlement of the disputed debt. The value of the settlement, valuing the common stock at the September 29, 2005 closing price of $0.87 and valuing the warrant using the Black-Scholes pricing method was $409,860. Our previously accrued liability for this matter was $518,500. As a result of the settlement, we recognized a gain from discontinued operations of $108,640. During the first half of fiscal 2007, we negotiated discounted repayments related to amounts owed to certain creditors. Based on these discounts, we recorded a gain from discontinued operations of $347 during that six month period.

Preferred Stock Dividends. The results of operations for the first half of fiscal 2007 reflect a charge of $588,472 compared to $5,172,016 in the first half of fiscal 2006 for dividends on our convertible preferred stock. Dividends on both our Series A Preferred and Series B Preferred accrue at a rate of 10% per annum. Substantially all dividends have been paid by the issuance of Common Stock. Dividends in the six months ended December 31, 2006 were comprised of dividends on our Series A Preferred of $117,500, of which $110,216 was paid in our Common Stock and $7,284 was paid in cash, and dividends on our Series B Preferred of $470,000, of which $368,163 was paid in our Common Stock, $26,837 was paid in cash and $75,000 was added to accrued expenses. Dividends in the first six months of fiscal 2006 were comprised of dividends on our Series A Preferred of $138,943 and dividends on our Series B Preferred of $5,033,073. Series B Preferred dividends include a charge of $4,696,240 attributable to the beneficial conversion option on our Series B Preferred.

Liquidity And Capital Resources

Historically, we have generated losses from operations and negative cash flows. We plan to improve operating results through initiatives to monetize our intellectual property rights. There can be no assurance that we will be successful in achieving these objectives, nor is there any assurance that these activities will generate sufficient cash for us to remain in business.

As of December 31, 2006, our primary source of liquidity consisted of cash and cash equivalents that are highly liquid, are of high quality investment grade and have original maturities of less than three months.

At December 31, 2006, we had cash and cash equivalents of $133,175 as compared to cash and equivalents of $1,887,585 at June 30, 2006. For the six month period ended December 31, 2006, we incurred a net loss attributable to common stockholders of $2,268,809. For the same period, we used $1,631,030 in operating activities, used $14,673 in investing activities, and used $108,707 in financing activities.

The report of our registered independent public accounting firm for the year ended June 30, 2006 included an explanatory paragraph stating that the Company had suffered recurring losses from operations and had an accumulated deficit of $54,334,630, and these issues raised substantial doubt about the Company’s ability to continue as a going concern. Our short term cash requirements and obligations include accounts payable from continuing operations, operating expenses, and the quarterly dividends on our outstanding preferred stock.

To date, we have funded operations primarily through private sales of equity securities. As of December 31, 2006, we had no outstanding debt and none of our assets were pledged as collateral. We continue to evaluate the possibilities of obtaining additional financing through public or private equity or debt offerings, bank debt financing, asset securitizations, or from other sources. Such additional financing would be subject to the risk of availability, may be dilutive to our shareholders, or could impose restrictions on operating activities. There can be no assurance that this additional financing will be available on terms acceptable to us, if at all.

Our ability to generate cash is dependent upon our ability to sell or license our technology and/or patents and obtain cash through capital markets. We are focusing our efforts on selling or licensing our technology and patents to intellectual property holding companies and IP/PBX manufacturers.

The Company has engaged an investment banker and is evaluating strategic alternatives for the business and its assets. The alternatives being considered by the Company may include the sale of some or all of its assets, or the sale of the Company as a going concern. If the Company does proceed with a sale of part or all of the business under those circumstances, it is possible that the net proceeds from that transaction will not be sufficient to repay the outstanding payables of the Company or the liquidation preferences of the currently outstanding shares of preferred stock, even if the transaction represents the best current or long-term value for the Company's business. In any of those circumstances, the persons who hold common stock of the Company at the time of such a transaction would not receive any proceeds of the sale and would lose all of their investment in the common stock. The aggregate liquidation preference on all outstanding shares of preferred stock (including all accrued dividends) as of February 15, 2007, is $13,962,663. Only after payment of the liquidation preference and all outstanding liabilities of the Company would the holders of common stock receive any proceeds for their shares. There can be no assurance that the Company will be able to complete a sale of its business, or that it will be able to receive an offer for a potential transaction, on terms that are deemed acceptable to the Company and its directors.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of such date, to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time period, including to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended December 31, 2006.

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

VISEON, INC.

Dated: February 19, 2007	By:	/s/ John C. Harris
John C. Harris
President and Chief Executive Officer

Dated: February 19, 2007	By:	/s/ Brian R. Day
Brian R. Day
Chief Financial Officer

EXHIBIT INDEX

31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.01	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.